Form 10QSB
period 1996-06-30
HELPMATE ROBOTICS INC
filed 1996-08-09
CIK 1003472

                                   FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
    (Mark One)

        X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   -----------    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   -----------    SECURITIES EXCHANGE ACT OF 1934)

                  For the transition period from ___________ to ____________

                        Commission File Number 1-14160

                             HelpMate Robotics Inc.
                    (Exact name of small business issuer as
                            specified in its charter)

                   Connecticut                            06-1110906
        --------------------------------              ------------------
          (State or other jurisdiction                 (I.R.S. Employer
        of incorporation or organization)             Identification No.)

                  Shelter Rock Lane; Danbury, Connecticut;06801
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (203) 798-8988
                           ---------------------------
                           (Issuer's telephone number)


        -----------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes     No
                                                       ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of August 1, 1996 is 6,335,205 shares.

Transitional Small Business Disclosure Format (Check One)  Yes     No  X
                                                               ---    ---

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                             HelpMate Robotics Inc.

                           Balance Sheet  (Unaudited)

                                  June 30, 1996

ASSETS
Current Assets:
  Cash and cash equivalents                                       $  3,312,844
  Accounts receivable, net of allowance for doubtful accounts
    of $43,747                                                         536,917
  Inventory, net                                                     1,960,724
  Prepaid expenses and other                                           208,687
                                                                  ------------
Total current assets                                                 6,019,172
Property and equipment, net                                          2,112,762
                                                                  ------------
                                                                  $  8,131,934
                                                                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $    841,749
  Accrued expenses                                                     107,106
  Current portion long term debt                                       245,704
  Customer advances                                                     18,080
                                                                  ------------
Total current liabilities                                            1,212,639

Long term debt, less current portion                                 1,610,556

Stockholders' equity:
  Common stock, no par value; 10,000,000 shares authorized;
    6,335,205 shares issued and outstanding                         16,785,548
  Capital surplus                                                    5,128,525
  Accumulated deficit                                              (16,605,334)
                                                                  ------------
Total stockholders' equity                                           5,308,739
                                                                  ------------
                                                                  $  8,131,934
                                                                  ============


SEE ACCOMPANYING NOTES

                             HelpMate Robotics Inc.

                      Statements of Operations  (Unaudited)

                     Six months ended June 30, 1996 and 1995


                                                      Six months ended June 30

                                                         1996           1995
                                                        ------         ------
Revenues:
  Sales revenues                                     $   563,562    $   536,326
  Rental revenues                                        556,805        466,102
  Research and development contracts                     174,550         62,158
                                                     --------------------------
Total revenues                                         1,294,917      1,064,586

Cost of revenues:
  Cost of sales                                          348,668        353,275
  Cost of rental revenues                                377,480        310,080
  Cost of research and development contracts             162,175         79,580
                                                     --------------------------
Total costs of revenues                                  888,323        742,935
                                                     --------------------------

Gross profit                                             406,594        321,651

Selling, general and administrative expenses           1,892,741      1,427,199
Non cash compensation expense                             45,938        120,000
                                                     --------------------------
                                                       1,938,679      1,547,199

Operating loss                                        (1,532,085)    (1,225,548)

Interest expense, net                                    (90,098)      (115,923)
Other expense, net                                       (18,245)       (16,271)
                                                     --------------------------
                                                        (108,343)      (132,194)
                                                     --------------------------
Net loss                                              (1,640,428)    (1,357,742)
Preferred stock dividends paid                            57,147        381,096
                                                     --------------------------
Net loss applicable to common stock                  $(1,697,575)   $(1,738,838)
                                                     ==========================
Per share amounts:
  Net loss applicable to common stock                     $ (.31)       $ (1.07)
                                                     ==========================
  Weighted average. number of shares of
    common stock outstanding                           5,488,355      1,620,962
                                                     ==========================
  Supplemental net loss applicable to common
    stock                                                 $ (.28)
                                                     ===========
  Supplemental weighted average number of
    shares of common stock outstanding                 5,796,895
                                                     ===========


SEE ACCOMPANYING NOTES

                             HelpMate Robotics Inc.

                      Statements of Operations  (Unaudited)

                    Three months ended June 30, 1996 and 1995


                                                     Three months ended June 30

                                                         1996           1995
                                                        ------         ------
Revenues:
  Sales revenues                                     $   350,624    $   158,613
  Rental revenues                                        304,533        236,816
  Research and development contracts                     174,550         62,158
                                                     --------------------------
Total revenues                                           829,707        457,587

Cost of revenues:
  Cost of sales                                          235,157        105,005
  Cost of rental revenues                                189,095        152,981
  Cost of research and development contracts             162,175         79,580
                                                     --------------------------
Total costs of revenues                                  586,427        337,566
                                                     --------------------------

Gross profit                                             243,280        120,021

Selling, general and administrative expenses             997,934        668,390
Non cash compensation expense                             45,938        120,000
                                                     --------------------------
                                                       1,043,872        788,390

Operating loss                                          (800,592)      (668,369)

Interest expense, net                                    (28,756)       (57,818)
Other expense,  net                                      (11,747)       (21,548)
                                                     --------------------------
                                                         (40,503)       (79,366)
                                                     --------------------------
Net loss                                                (841,095)      (747,735)
Preferred stock dividends paid                                 -        192,164
                                                     --------------------------
Net loss applicable to common stock                  $  (841,095)   $  (939,899)
                                                     ==========================

Per share amounts:
  Net loss applicable to common stock                     $ (.13)        $ (.58)
                                                     ==========================
  Weighted average. number of shares of
    common stock outstanding                           6,371,061      1,622,407
                                                     ==========================


SEE ACCOMPANYING NOTES

                             HelpMate Robotics Inc.

                      Statements of Cash Flows  (Unaudited)

                     Six months ended June 30, 1996 and 1995


                                                      Six months ended June 30

                                                         1996           1995
                                                        ------         ------
OPERATING ACTIVITIES
Net loss                                             $(1,640,428)   $(1,357,742)
Adjustments to reconcile net loss to net cash
  used by operating activities:
  Rent                                                         -         69,480
  Compensation                                            45,938        120,000
  Interest                                               133,208         88,576
  Depreciation                                           324,398        292,864
  Other                                                   15,774              -
Changes in operating accounts:
  (Increase) decrease in accounts receivable            (235,806)       186,331
  (Increase) in inventory                               (748,539)      (315,083)
  (Increase) in prepaid expenses and other              (185,727)      (120,049)
   Increase in accounts payable and accrued expenses     443,264        169,586
  (Decrease) increase in customer advances              (101,833)        59,476
                                                     --------------------------
Total adjustments                                       (309,323)       551,181
                                                     --------------------------
Net cash used in operating activities                 (1,949,751)      (806,561)
                                                     --------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                      (833,110)      (169,903)
                                                     --------------------------
Net cash used in investing activities                   (833,110)      (169,903)
                                                     --------------------------

FINANCING ACTIVITIES
Repayments of notes payable                             (197,670)      (221,253)
Proceeds from exercise of stock options                    1,829              -
Redemption of common stock issued for rent              (210,000)             -
Proceeds from issuance of common stock,
 net of expenses                                       6,138,941              -
Proceeds from issuance of notes payable                        -        700,000
Preferred stock dividends paid                           (57,147)             -
                                                     --------------------------
Net cash provided by financing activities              5,675,953        478,747
                                                     --------------------------

Net increase (decrease) in cash and cash
 equivalents                                           2,893,092       (497,717)

Cash and cash equivalents at beginning of period         419,752        549,252
                                                     --------------------------
Cash and cash equivalents at end of period           $ 3,312,844    $    51,535
                                                     ==========================


SEE ACCOMPANYING NOTES

                             HelpMate Robotics Inc.

               Notes to Condensed Financial Statements (Unaudited)

                                  June 30, 1996


BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. In addition, certain amounts for prior periods have been reclassified to be comparable with the current period presentation.
Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

INITIAL PUBLIC OFFERING

     The Company completed an initial public offering on January 31, 1996 of 1,449,918 units with each unit consisting of two shares of common stock, no par value per share, and one redeemable common stock purchase warrant, whereby 1,252,996 units were sold by the Company and 196,922 units were sold by certain lenders who provided interim financing to the Company (the "Selling Bridge Securityholders"). The Company received proceeds of approximately $6.1 million net of expenses of approximately $1.7 million and intends to use such proceeds for, among other things, the expansion of its sales and marketing activities. Further, $210,000 of the proceeds were used to redeem certain common shares issued for rent.

     Immediately prior to the closing of the initial public offering, the following became effective: (i) all outstanding shares of preferred stock of the Company were converted into common stock, (ii) certain convertible notes issued to the Selling Bridge Securityholders in the original principal amount of $800,000 were converted into 196,622 units, (iii) the Company's certificate of incorporation was amended to increase the authorized common stock of the Company to 10,000,000 shares, (iv) the Company's certificate of incorporation was amended to eliminate the class of preferred stock, and (v) a 4.93599 - to - 1 stock split with respect to common stock was effected. Accordingly, all common share amounts have been restated to give effect to the 4.93599 - to - 1 stock split.

EARNINGS PER SHARE AND SUPPLEMENTAL NET LOSS PER SHARE

     Earnings per common share is computed using the treasury stock method based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted retroactively
for the aforementioned stock split.   Shares from the assumed exercise of
options and warrants granted by the Company and shares issuable in connection with the Company's convertible preferred stock have been included in the computations of earnings per share for all periods unless their inclusion would be anti-dilutive. However, for purposes of computing net loss per share, options and warrants granted by the Company during the 12 months preceding the initial public offering date, including those shares issuable in connection with the anti-dilution provisions of certain warrant agreements, have been included in the calculation of common stock and common stock equivalent shares outstanding as if they were outstanding for all periods presented using the treasury stock method and the public offering price of $6.25 per unit or $3.00 per share and $0.25 per warrant.

     Supplemental net loss per share of common stock for the six month period ended June 30, 1996 was ($0.28). Supplemental net loss per share of common stock is computed using the if-converted method based on the pro forma weighted average number of shares of common stock and common stock equivalent as defined above, and convertible preferred shares that were converted into common stock on a 1-4.55 basis upon the closing of the initial public offering, adjusted retroactively for the aforementioned stock split. Net loss per share used in the supplemental loss per share calculation was decreased for dividend requirements on preferred shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

    The Company was founded in 1984 to perform consulting services, provide seminar leadership and undertake, on a contract basis, engineering and research and development projects related to robotics and robotics applications. These activities subsequently branched into product development, culminating in the development of several products having commercial applications, and ultimately, in the Company's flagship product, the HelpMate-Registered Trademark- robotics courier system. The Company historically has derived revenue from three principal sources: rentals of HelpMates, sales of HelpMates and to a lesser extent research and development contracts. The Company also has derived revenues from the sale of other robotic components such as LabMate, LightRanger and BiSight.

     The Company's near-term objective is to attain profitability by establishing the HelpMate robotics system as a flexible, cost-efficient and preferred method for transporting materials within hospitals and other healthcare facilities. Although the Company believes that its HelpMate robots have demonstrated their viability, the Company historically had insufficient funding to engage in a full-scale marketing program. The Company's business strategy is to (a) build a marketing and customer service staff that will implement its marketing program for the rental and sale of HelpMates to hospital users within North America, and (b) enhance its HelpMate robotics systems through product improvement, cost reduction and new feature development. The Company has hired five individuals throughout the United States in the first six months of 1996 as a means to help it achieve this objective. In addition, the Company recently resumed its presentation of HelpMates at trade shows and has planned to attend at least five such shows in 1996 and one in 1997. Two such shows were attended in the first six months of 1996, resulting in a significant amount of prospective customers. The Company is also exploring distribution opportunities in North America through third parties. To that end, the Company entered into an agreement with Bell & Howell Mailmobile Company ("Bell & Howell") pursuant to which Bell & Howell became the Company's marketing representative, on a nonexclusive basis, for HelpMates and peripheral equipment in certain southwestern states. However, to date the Company's relationship with Bell & Howell has not proved fruitful (no orders received to date) and therefore the Company is reevaluating its arrangement with Bell & Howell. The Company has also contracted with a health care equipment manufacturer's representative to handle the greater New York area and retained two public relations firms to help promote Helpmate.

     Revenues from products sales are recognized after delivery, installation and training of customers on the product. Revenues from maintenance contracts on product sales are recognized on a straight line basis over the life of the contract. Revenues from sales to licensees are recognized upon shipment. Revenues from product rentals pursuant to monthly operating equipment leases are recognized on a straight-line basis over the lease term. Research and development contracts are comprised principally of studies and prototypes of robotic applications predominantly for governmental agencies and are accounted for under the percentage of completion method, based upon costs incurred.

INITIAL PUBLIC OFFERING

     The Company completed an initial public offering on January 31, 1996 of 1,449,918 units with each unit consisting of two shares of common stock, no par value per share, and one redeemable common stock purchase warrant, whereby 1,252,996 units were sold by the Company and 196,922 units were sold by certain lenders who provided interim financing to the Company (the "Selling Bridge Securityholders"). The Company received proceeds of approximately $6.1 million net of expenses of approximately $1.7 million and has begun to use such proceeds for, among other things, the expansion of its sales and marketing activities. Further, $210,000 of the proceeds were used to redeem certain common shares issued for rent.

REVENUES

     Total revenues increased by $230,331 or 21.64% from the six months ended June 30, 1995 compared to the six month period ended June 30, 1996. Rental revenues increased by $90,703 or 19.46%; sales revenues increased by $27,236 or 5.08% and revenues from research and development contracts increased by $112,392 or 180.82% for the same periods.

     Total revenues increased by $372,120 or 81.32% from the three months ended June 30, 1995 compared to the three months ended June 30, 1996. Rental revenues increased by $67,717 or 28.59%; sales revenues increased by $192,011 or 121.06% and revenues from research and development contracts increased by $112,392 or 180.82% for the same period.

     The increase in rental revenues is reflective of the Company's expanded base of units being rented which is currently 41, an increase from the 26 units under rent at June 30, 1995. It should further be noted that the Company's backlog for rental units has increased to 13 units from 7 units at June 30, 1995. The increase in sales revenues was attributable to an increase in sales of the Company's robotic components to a variety of universities around the globe. Sales of HelpMate robots are comparable for the six months ended June 30, 1996 and 1995. The increase in research and development contract revenues is primarily attributable to the completed contract for the first phase of a NASA sponsored program entitled "Two Armed, Mobile, Sensate Research Robot."

COST OF REVENUES

     Cost of revenues increased by $145,388 or 19.57% from the six months ended June 30, 1995 compared to the six months ended June 30, 1996. Cost of revenues increased by $248,861 or 73.72% from the three months ended June 30, 1995 compared to the three months ended June 30, 1996. The increase in cost of revenues generally reflects the increase in the revenues discussed above.

GROSS PROFIT

     Gross profit increased by 26.41% or $84,943 from the six months ended June 30, 1995 compared to the six months ended June 30, 1996. Gross profit increased by 102.7% or $123,259 from the three months ended June 30, 1995 compared to the three months ended June 30, 1996. The increase is gross profit dollars reflects the increase in revenues discussed above. Further, gross profit as a percentage of sales increased by 3.9% to 31.4% in the six months ended June 30, 1996 from the six months ended June 30, 1995 and increased by 11.78% to 29.32% in the three months ended June 30, 1996 from the three months ended June 30, 1995. The increase in gross profit as a percentage of sales is reflective of the Company's on going strategy to reduce costs and only accept research and development contracts that are fully funded.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, General and Administrative Expenses increased by $465,542 or 32.62% from the six months ended June 30, 1995 compared to the six months ended June 30, 1996. Selling, General and Administrative Expenses increased by $329,544 or 49.3% from the three months ended June 30, 1995 compared to the three months ended June 30, 1996. The increase reflects an increase in staffing (including the hiring of five sales executives) and an increase in marketing and public relations activity associated with promoting the HelpMate robot. In addition, the Company also incurred costs required to enhance the Company's HelpMate robotics systems through product improvement and new feature development.

INTEREST EXPENSE

     Interest expense decreased by $25,825 or 22.28% from the six months ended June 30, 1995 compared to the six months ended June 30, 1996. Interest expense decreased by $29,062 or 50.26% from the three months ended June 30,
1995 compared to the three months ended June 30, 1996.   The decrease in
interest expense reflects interest income earned on the proceeds from the Company's initial public offering offset by interest expense related to loans received by the Company in the latter half of 1995. Such declines are not expected to continue as the Company's use of cash will decrease the amount of interest income earned.

LOSSES

     The Company incurred a net loss from continuing operations of $1,640,428 and $1,357,742 for each of the six month periods ending June 30, 1996 and June 30, 1995, respectively and incurred a net loss from continuing operations of $841,095 and $747,735 for each of the three month periods ending June 30, 1996 and June 30, 1995, respectively. These losses were sustained primarily because the Company has not achieved the volume of sales and rentals of HelpMates required to cover the overhead expenses associated with the commercialization of its HelpMate systems and due to the increase in staffing and sales and marketing expenses noted above. The Company anticipates that such losses will continue until the volume of sales and rentals of HelpMates required to cover the overhead expenses is achieved.
The overall profitability of the Company is highly dependent upon its mix of robot rentals and robot sales.

EARNINGS PER SHARE

     Earnings per share of common stock for the six months ended June 30, 1996 and 1995 was ($0.31) and ($1.07), respectively. Earnings per share of common stock for the three months ended June 30, 1996 and 1995 was ($0.13) and ($.58), respectively. The reduction in the net loss per share is attributable to the increase in number of shares outstanding from the aforementioned initial public offering. Earnings per common share is computed using the treasury stock method based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted retroactively for the aforementioned stock split.
Shares from the assumed exercise of options and warrants granted by the Company and shares issuable in connection with the Company's convertible preferred stock have been included in the computations of earnings per share for all periods unless their inclusion would be anti-dilutive. However, for purposes of computing net loss per share, options and warrants granted by the Company during the 12 months preceding the initial public offering date, including those shares issuable in connection with the anti-dilution provisions of certain warrant agreements have been included in the calculation of common stock and common stock equivalent shares outstanding as if they were outstanding for all periods presented using the treasury stock method and the public offering price of $6.25 per unit or $3.00 per share and $0.25 per warrant.

     Supplemental net loss per share of common stock for the six months ended June 30, 1996 was ($0.28). Supplemental net loss per share of common stock is computed using the if-converted method based on the pro forma weighted average number of shares of common stock and common stock equivalent as defined above, and convertible preferred shares that were converted into common stock on a 1-4.55 basis upon the closing of the initial public offering, adjusted retroactively for the aforementioned stock split. Net loss per share used in the supplemental loss per share calculation was decreased for dividend requirements on preferred shares.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

     EBITDA decreased by $276,977 or 29.19% from the six months ended June 30, 1995 compared to the six months ended June 30, 1996 to ($1,225,932). EBITDA decreased by $67,933 or 11.56% from the three months ended June 30, 1995 compared to the three months ended June 30, 1996 to ($655,623). This decrease is reflective the Company's increase in selling, general and administrative costs noted above.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Company's initial public offering, the Company historically had been dependent upon loans from its principal securityholders and their affiliates, private placements of its debt and equity securities, and certain financing transactions with Hospital Transporters Limited Partnership ("Transporters") (an entity in which the Company's Chairman and President are limited partners) and Center Capital Corporation ("CCC") pursuant to which the Company assigned the revenue stream to certain HelpMate robots and assigned the existing rental agreements related thereto in exchange for lump sum payments to the Company to finance its working capital requirements.

     The Company believes the proceeds of its initial public offering, together with the proceeds from the interim loans provided by the Selling Bridge Securityholders and anticipated revenues from operations will be sufficient to satisfy the Company's contemplated cash requirements into early 1997. However, the Company's actual results may differ, as a result of among other things, the Company's cash requirements being highly dependent upon the Company's mix of robot rentals and robot sales (i.e., more robot rentals than sales could result in the Company requiring cash at a date earlier than anticipated). To date, the Company's mix of robot rentals and robot sales has been significantly weighted to the rental side, resulting in a slower
replenishment of cash than originally anticipated.   This is attributable to
Bell & Howell not meeting its expectations of placing units (As noted above the Company is evaluating its relationship with Bell & Howell); Otis Elevator reducing its order forecast from 26 to 6 units for 1996 and a slight (three month) delay from original expectations, in establishing an effective sales and marketing organization. The Company believes that it can, as it has done in the past, enter into financing transactions whereby the Company's rental agreements could be transferred in exchange for lump sum payments
providing it with the necessary capital.   The Company currently has no such
arrangements with respect to, or sources of future financing, nor is there any assurance that additional financing will be available to the Company.

     It should further be noted that in connection with the Company's initial public offering, 1,449,918 warrants were issued, which entitles the holder of said warrant to purchase one share of commons stock at $5.75 per share until January 21, 2001. Each warrant is redeemable by the Company for $0.01 per Warrant upon thirty days written notice, provided that the average closing bid price of the Company's common stock is $7.00 or more per share for ten consecutive trading days. The average closing bid price of the Company's common stock on August 2, 1996 was $2.00.

     The Company's liquidity is also affected by its royalty obligations to Connecticut Innovations, Incorporated ("CII"). Pursuant to its original agreements with CII, the Company must pay royalties aggregating $2,205,000 to CII. As of June 30 1996, the Company had paid approximately $234,000 in such royalties to CII. In January 1996, the Company and CII agreed that during the two-year period commencing on the closing of the Company's initial public offering , the obligation to pay a royalty at a rate of five percent of sales of sponsored products would be reduced so that the payment with respect thereto would not exceed the greater of (i) one and one-half percent of the net sales of sponsored products or (ii) twenty percent (20%) of the Company's pre-tax profits (but in no event would such payment be more than five percent of net sales of sponsored products). As consideration for the reduction, the Company received a credit of $300,000 against the $2,205,000 royalty obligation and issued to CII 50,000 shares of common stock and a warrant to purchase 25,000 additional shares exercisable at $5.75 per share. In addition, the Company, at its option, may extend the period permitting reduced royalty payments for an additional two years and receive another $300,000 credit by issuing to CII an additional 50,000 shares of common stock and another warrant to purchase 25,000 additional shares exercisable at $5.75
per share.   Further, the Company must continue to pay royalties for a period equal to the period of time taken to satisfy this $2,205,000 royalty obligation, except that the royalty rate on the Company's net sales of sponsored products shall be reduced to one half of one percent during such period.

     For the foreseeable future, the Company does not anticipate paying dividends and the Company anticipates retaining any earnings to fund its operations. Moreover, the ability of the Company to pay dividends is subject to contractual restrictions through September 2001. Specifically, during that period, the Company may not, unless otherwise approved by one of its lenders, directly or indirectly declare, order, pay or reserve any sum or property for the payment of any dividend or other distribution on the Company's capital stock until such time as the Company has achieved a net profit for three consecutive fiscal quarters.

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  CHANGES IN SECURITIES

     The Company completed an initial public offering on January 31, 1996 of 1,449,918 units with each unit consisting of two shares of common stock, no par value per share, and one redeemable common stock purchase warrant, whereby 1,252,996 units were sold by the Company and 196,922 units were sold by certain lenders who provided interim financing to the Company (the "Selling Bridge Securityholders"). In connection with the aforementioned initial public offering, the Company's common stock split at a rate of
4.93599 to 1, all of the Company's preferred stock was converted into common stock, a $120,000 obligation to the Company's Chairman was converted into 19,200 Units, 50,000 shares of common stock were issued in connection with the January 1996 amendment to the Company's 1987 Development Contract with Connecticut Innovations, Incorporated, the Company's treasury stock was canceled and the 34,552 shares of common stock owned by Westinghouse Electric Corporation were redeemed.

     The Company's Units, Common Stock and warrants were quoted on the NASDAQ - Small Cap Market System and listed on The Philadelphia Stock Exchange on January 31, 1996 and February 9, 1996, respectively. Effective April 8, 1996, the Units were no longer quoted on the NASDAQ - Small Cap Market System but are quoted on the NASDAQ - Bulletin Board System.

     The Company has not paid nor does it anticipate paying cash dividends on the Common Stock in the foreseeable future since it currently intends to retain any earnings for use in its business. In addition, in connection with certain financing provided to the Company by Connecticut Innovations, Incorporated ("CII") in June 1995 and in September 1995, the Company agreed that for a period of six years, it would not directly or indirectly declare, order, pay or reserve any sum or property for the payment of any dividend or other distribution on the Company's capital stock until such time as the Company has achieved a net profit for three consecutive fiscal quarters.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 21, 1996 the following proposals were adopted by the margins indicated:

1.   To elect eight directors for a term to expire at the 1997 Annual Meeting.

          Director                         For       Against
          ---------                     ---------    -------

          Joseph F. Engelberger         4,857,002     4,400
          Thomas K. Sweeny              4,857,002     4,400
          John M. Evans, Jr.            4,857,002     4,400
          John F. Barry                 4,857,002     4,400
          Nobuo Saita                   4,857,002     4,400
          Kevin F. Littlejohn           4,857,002     4,400
          Theodore Sall                 4,857,002     4,400
          Sheldon Sandler               4,857,002     4,400

2. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1996

          For               4,828,597
          Against               7,000
          Abstained            10,500

3.   To adopt the Amended and Restated 1995 Stock Option Plan.

          For               2,770,103
          Against              22,300
          Abstained            11,400


ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the registrant during the first quarter of 1996.


NO.      DESCRIPTION OF EXHIBIT

3.01 Amended and Restated Certificate of Incorporation of Registrant as filed on December 28, 1995 (Incorporated by reference to Form SB2 No. 33-99348 filed January 31, 1996, Exhibit No. 3.02)
3.02 Form of By-Laws of the Registrant, as amended .(Incorporated by reference to Form SB2 No, 33-99348 filed January 31, 1996, Exhibit No. 3.03)
4.01*    Form of Common Stock Certificate
4.02*    Form of Warrant Certificate
4.03*    Form of Unit Certificate
4.04*    Form of Warrant Agreement
4.05*    Form of Underwriters' Unit Purchase Option
4.06* Pages of the Registrant's Certificate of Incorporation that define the rights of holders of the securities being registered hereby are incorporated herein by reference to pages 3, 4, 6 and 7 of
         Exhibit 3.01
4.07* Pages of the Registrant's By-Laws that define the rights of holders of the securities being registered hereby are incorporated herein by reference to pages 1, 2, 3, 4, 5, 6, 12 and 13 of Exhibit 3.02
10.01* Loan Agreement dated November 20, 1990 with Connecticut Innovations, Incorporated ("CII").
10.02*   $500,000 Promissory Note dated November 20, 1990 in favor of CII.
10.03*   Security Agreement dated November 20, 1990 in favor of CII.
10.04*   Loan Agreement May 26, 1995 with Joseph F. Engelberger ("Mr.
         Engelberger").
10.05*   $320,000 Promissory Note dated May 26, 1995 in favor of Mr.
         Engelberger.
10.06*   Financing Agreement dated June 14, 1995 with CII.
10.07*   $500,000 Senior Note dated June 14, 1995 in favor of CII.
10.08*   Security Agreement dated June 14, 1995 in favor of CII.
10.09* Subordination Agreement dated June 14, 1995 among the Registrant, Mr. Engelberger and CII.
10.10*   First Amendment to Financing Agreement dated September 20, 1995 with
         CII.
10.11*   $300,000 Senior Convertible Note dated September 20, 1995 in favor of CII.
10.12*   First Amendment to Security Agreement dated September 20, 1995 with
         CII.
10.13*   Amendment to Subordination Agreement dated September 20, 1995 with
         CII.
10.14* Loan Agreement dated October 3, 1995 with Minnesota Mining and Manufacturing Company ("3M").
10.15*   $250,000 Note dated October 3, 1995 in favor of 3M.
10.16* Loan Agreement dated September 28, 1995 with Landmark Partners Inc. ("Landmark").
10.17*   $150,000 Note dated September 28, 1995 in favor of Landmark.
10.18* Loan Agreement dated September 27, 1995 with Connecticut Financial Developments, L.P. ("CFD").
10.19*   $100,000 Note dated September 27, 1995 in favor of CFD.

10.20* Sales and Maintenance Agreement with Hospital Transporters, Limited Partnership dated as of August 19, 1994, with letter agreement dated October 14, 1994, and letter agreement dated August 4, 1995.
10.21*   Program Agreement dated May 30, 1995 with Center Capital Corporation.
10.22* Employment Agreement with Mr. Engelberger dated June 1, 1995 and amended as of November 1, 1995.
10.23*   Employment Agreement with John M. Evans, Jr. dated April 17, 1987 and amended as of February 1, 1995 and as of November 1, 1995.
10.24*   Employment Agreement dated April 17, 1987 with Carl Weiman.
10.25*   Employment Agreement dated April 17, 1987 with Bala Krishnamurthy.
10.26* Employment Agreement dated as of November 1, 1995 with Thomas K. Sweeny ("Mr. Sweeny")
10.27*   Stock Option Agreement dated as of November 1, 1995 with Mr. Sweeny.
10.28* Service Agreement dated February 1, 1995 with Landmark (terminated pursuant to Exhibit 10.29)
10.29*   Termination Agreement with Landmark dated as of November 1, 1995
10.30* Amended and Restated Buy and Sell Agreement dated April 17, 1987, as amended on September.
10.31* Development Agreement dated May 1985 with Aktiebolaget Electrolux ("Electrolux").
10.32*   Development Agreement dated April 15, 1987 with Electrolux.
10.33* Development Agreement dated May 1986 between Consolidated Controls Corporation and Connecticut Product Development Corporation (assumed by the Registrant and CII, respectively).
10.34*   Royalty Reduction Agreement with CII.
10.35*   Joint Venture Agreement, dated July 1, 1988 with Thrift Drug
         Company, Automated Prescription Systems, Inc. ("APS") and Retired Persons Services, Inc.
10.36* Agreement for Representation of Manufacturer/Licensee dated August, 1988 with APS.
10.37* Distributor Agreement, dated August 14, 1991, with Yaskawa Electric Manufacturing Company, Ltd. ("Yaskawa").
10.38* Technology Transfer and License Agreement with Yaskawa dated as of May 15, 1992.
10.39*   License Agreement Dated as of December 21, 1992 with Electrolux.
10.40* Distribution Agreement dated on or about December 1, 1994 with a subsidiary of Otis Elevator Company ("Otis").
10.41*   Agreement for Sales with Bell & Howell Mailmobile dated October 18,
         1995.
10.42* Lease dated as of November 1, 1992 with Westinghouse Electric Corporation ("Westinghouse") for premises located at Shelter Rock Lane in Danbury, Connecticut.
10.43*   Letter Agreement dated October 21, 1992, with Westinghouse.
10.44*   Directors and Officers Liability Insurance Policy.
10.45*   Product Liability Insurance Policy.
10.46* Stock Purchase Agreement dated July 29, 1987 with Transitions Two, Limited Partnership ("Transitions Two").
10.47*   Stock Purchase Agreement, dated July 29, 1987 with 3M.
10.48* Stock Purchase Agreement dated February 24, 1989 with 3M, White Consolidated Industries, Inc. ("White"), which is a subsidiary of Electrolux, and Transitions Two, as amended by Amendment to Stock Purchase Agreement, dated March 9, 1989.
10.49*   Stock Purchase Agreement, dated August 14, 1991 with Yaskawa.
10.50*   Preferred Stock Purchase Agreement dated as of May 28, 1993 with CFD.
10.51*   Registration Rights Agreement dated as of May 28, 1993 with CFD.
10.52* Co-Sale Agreement among the Registrant, Mr. Engelberger, Margaret Engelberger, Technology Transitions, Inc., 3M, White, Transitions Two, Yaskawa and CFD.
10.53*   Stock Purchase Agreement dated December 1, 1994 with Otis.
10.54* Warrant dated November 20, 1990, as amended on June 14, 1995, issued to CII for 5,000 shares of the Registrant's Common Stock, expiring on July 1, 2000.
10.55* Warrant dated January 16, 1991, issued to 3M for 3,000 shares of the Registrant's Common Stock, expiring on February 1, 1997.
10.56* Warrant dated January 16, 1991, issued to Mr. Engelberger for 3,000 shares of the Registrant's Common Stock, expiring on February 1, 1997.
10.57* Warrant dated January 16, 1991, issued to White for 3,000 shares of the Registrant's Common Stock, expiring on February 1, 1997.
10.58* Warrant dated January 16, 1991, issued to Transitions Two for 3,000 shares of the Registrant's Common Stock, expiring on February 1, 1997.

10.59* Warrant dated July 6, 1992, issued to Mr. Engelberger for 2,000 shares of the Registrant's Common Stock, expiring on August 1, 1998.
10.60* Warrant dated July 6, 1992, issued to Transitions Two for 2,000 shares of the Registrant's Common Stock, expiring on August 1, 1998.
10.61* Warrant dated March 22, 1993, issued to Transitions Two for 5,000 shares of the Registrant's Common Stock, expiring on March 21, 1999.
10.62* Warrant dated July 1, 1993, issued to Electrolux for 4,300 shares of the Registrant's Common Stock, expiring on June 30, 1999.
10.63* Warrant dated May 26, 1995, issued to Mr. Engelberger for 4,000 shares of the Registrant's Common Stock, expiring May 25, 2005.
10.64* Stock Subscription Warrant dated June 14, 1995, issued to CII for 10,000 shares of the Registrant's Common Stock, expiring June 14, 2005.
10.65* Warrant and Stock Put Agreement dated June 14, 1995 between the Registrant and CII.
10.66* Stock Subscription Warrant dated September 20, 1995, issued to CII for 6,000 shares of the Registrant's Common Stock, expiring September 20, 2005.
10.67*   Warrant and Stock Put Agreement dated September 20, 1995 with CII.
10.68* Stock Subscription Warrant dated October 3, 1995, issued to 3M for 5,000 shares of the Registrant's Common Stock, expiring
         September 30, 2005.
10.69* Stock Subscription Warrant dated September 28, 1995, issued to Landmark for 3,000 shares of the Registrant's Common Stock, expiring September 30, 2005.
10.70* Stock Subscription Warrant dated September 27, 1995, issued to CFD for 2,000 shares of the Registrant's Common Stock, expiring September 30, 2005.
10.71*   1984 Nonqualified Stock Option Plan dated September 21, 1984.
10.72*   1988 Nonqualified Stock Option Plan dated October 27, 1988.
10.73 Amended and Restated 1995 Stock Option Plan (Incorporated by reference to the Company's Proxy Statement for its 1996 Annual Meeting of Stockholdrers)
11.1     Statement Re: Computation of Primary Per Share Earnings.
11.2     Statement Re: Computation of Fully Diluted Per Share Earnings
27.      Financial Data Schedule for the six months ended June 30, 1996

* Incorporated by reference to Form SB2 Number 33-99348 filed January 31, 1996 under the same exhibit number as filed therein.

                                   SIGNATURES


In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

HelpMate Robotics Inc.


Date: August 9, 1996                  /s/ Joseph F. Engelberger
                                      ---------------------------------------
                                      Joseph F. Engelberger,
                                      Chairman and Director


Date: August 9, 1996                  /s/ Thomas K. Sweeny
                                      ---------------------------------------
                                      Thomas K. Sweeny,
                                      President, and Chief Executive Officer,
                                      Director, Treasurer and PRINCIPAL
                                      FINANCIAL OFFICER