Form 10QSB
period 1996-09-30
HELPMATE ROBOTICS INC
filed 1996-11-12
CIK 1003472

                                     FORM 10-QSB
                     QUARTERLY REPORT UNDER SECTION 13 OR15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                           QUARTERLY OR TRANSITIONAL REPORT


                       U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                     FORM 10-QSB
 (Mark One)

     X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1996

___                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934)

                    For the transition period from___________ to ____________

                            Commission File Number 1-14160

                                HelpMate Robotics Inc.
                       (Exact name of small business issuer as
                              specified in its charter)

                    Connecticut                                  06-1110906
                    (State or other jurisdiction                 (I.R.S. Employer
                    of incorporation or organization)            Identification No.)

                       Shelter Rock Lane; Danbury, Connecticut; 06810 (Address of principal executive offices)

                                    (203) 798-8988
                             (Issuer's telephone number)

      _________________________________________________________________
      (Former name, former address and formal fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No__

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE
                                PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes __   No__

                         APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of October 21, 1996 is 6,333,971 shares.


Transitional Small Business Disclosure Format (Check One)  Yes____     No  X

                            PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS.



                                HelpMate Robotics Inc.

                              Balance Sheet  (Unaudited)


                                  September 30, 1996



ASSETS
Current Assets:
  Cash and cash equivalents                                 $ 1,530,659
  Accounts receivable, net of allowance for
   doubtful accounts of $41,481                                 457,222
  Inventory, net                                              2,020,699
  Prepaid expenses and other                                    253,512
                                                            -----------
Total current assets                                          4,262,092

Equipment leased to others, net of accumulated
depreciation of $1,101,177                                    1,986,234
Property and equipment, net of accumulated
depreciation of $593,016                                        517,720
                                                            -----------
                                                            $ 6,766,046
                                                            -----------
                                                            -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                     $   856,461
  Current portion long term debt                                126,335
  Customer advances                                              43,080
                                                            -----------
Total current liabilities                                     1,025,876

Long term debt, less current portion                          1,599,341


Stockholders' equity:
  Common stock, no par value; 10,000,000 shares authorized;
  6,335,205 shares issued and outstanding                    16,785,548
  Capital surplus                                             5,128,525
  Accumulated deficit                                       (17,773,244)
                                                            -----------
Total stockholders' equity                                    4,140,829
                                                            -----------
                                                            $ 6,766,046
                                                            -----------
                                                            -----------

SEE ACCOMPANYING NOTES

                                HelpMate Robotics Inc.

                        Statements of Operations  (Unaudited)

                    Nine months ended September 30, 1996 and 1995

                                             Nine months ended September 30

                                                 1996             1995
                                               --------         --------
Revenues:
  Sales revenues                             $   789,618    $   1,215,573
  Rental revenues                                910,186          705,191
  Research and development contracts             174,550          136,475
                                             -----------    -------------
Total revenues                                 1,874,354        2,057,239

Cost of revenues:
  Cost of sales                                  549,431          970,703
  Cost of rental revenues                        612,390          458,738
  Cost of research and development contracts     162,175          162,137
                                             -----------    -------------
Total costs of revenues                        1,323,996        1,591,578
                                             -----------    -------------

Gross profit                                     550,358          465,661

Selling, general and administrative expenses   3,155,428        2,028,674
Non cash compensation expense                     45,938          120,000
                                             -----------    -------------
                                               3,201,366        2,148,674

Operating loss                                (2,651,008)      (1,683,013)

Interest expense, net                          (136,897)        (200,650)
Non cash financing expense                             -         (17,276)
Other expense,  net                             (20,333)         (27,842)
                                             -----------    -------------
                                               (157,230)        (245,768)
                                             -----------    -------------
Net loss                                     (2,808,238)      (1,928,781)
Preferred stock dividends paid                    57,147          584,415
Net loss applicable to common stock        $ (2,865,385)    $ (2,513,196)
                                             -----------    -------------
                                             -----------    -------------

Per share amounts:
   Net loss applicable to common stock            $(.49)          $(1.55)
                                             -----------    -------------
                                             -----------    -------------
   Weighted average number of shares of
    common stock outstanding                   5,865,721        1,622,406
                                             -----------    -------------
                                             -----------    -------------

   Supplemental net loss applicable
    to common stock                                $(.46)
                                             -----------    -------------
                                             -----------    -------------
    Supplemental weighted average number
     of shares of common stock outstanding     6,043,989
                                             -----------    -------------
                                             -----------    -------------

SEE ACCOMPANYING NOTES

                                HelpMate Robotics Inc.

                        Statements of Operations  (Unaudited)

                    Three months ended September 30, 1996 and 1995

                                              Three months ended September 30

                                                    1996           1995
                                                 -----------    ----------
Revenues:
  Sales revenues                                 $   226,056    $   679,247
  Rental revenues                                    353,381        239,089
  Research and development contracts                       -         74,317
                                                 -----------    -----------
Total revenues                                       579,437        992,653

Cost of revenues:
  Cost of sales                                      200,763        617,428
  Cost of rental revenues                            234,910        148,658
  Cost of research and development contracts               -         82,557
                                                 -----------    -----------
Total costs of revenues                              435,673        848,643
                                                 -----------    -----------

Gross profit                                         143,764        144,010

Selling, general and administrative expenses       1,262,687        601,475
                                                 -----------    -----------

Operating loss                                    (1,118,923)      (457,465)

Interest expense, net                                (46,799)       (84,727)
Non cash financing expense                                 -        (17,276)
Other expense,  net                                   (2,088)       (11,571)
                                                  -----------    -----------
                                                     (48,887)      (113,574)
                                                  -----------    -----------
Net loss                                          (1,167,810)      (571,309)
Preferred stock dividends paid                             -        203,319
                                                 -----------    ------------
Net loss applicable to common stock              $(1,167,810)   $  (774,358)
                                                 -----------    ------------
                                                 -----------    ------------

Per share amounts:
     Net loss applicable to common stock               $(.18)         $(.48)
                                                 -----------    ------------
                                                 -----------    ------------
     Weighted average number of shares
     of common stock outstanding                   6,373,758      1,625,282
                                                 -----------    ------------
                                                 -----------    ------------

SEE ACCOMPANYING NOTES
                                          4

                                HelpMate Robotics Inc.

                        Statements of Cash Flows  (Unaudited)

                    Nine months ended September 30, 1996 and 1995


                                                 Nine months ended September 30

                                                       1996             1995
                                                  ------------    -------------

OPERATING ACTIVITIES
Net loss                                          $(2,808,238)    $(1,928,781)
Adjustments to reconcile net loss
to net cash used by operating activities:
  Rent                                                      -         104,220
  Compensation                                         45,938         120,000
  Financing                                                 -          17,276
  Interest                                            195,304          49,923
  Depreciation and amortization                       517,309         398,275
  Provision for doubtful accounts                      47,413          24,904
  Other                                                44,547               -
Changes in operating accounts:
  (Increase) in accounts receivable                  (265,620)       (342,427)
  (Increase) in inventory                            (857,046)       (161,387)
  (Increase) in prepaid expenses and other           (256,548)        (33,004)
   Increase in accounts payable and
     accrued expenses                                 350,870         392,230
  (Decrease) increase in customer advances            (76,833)        227,103
                                                  ------------    ------------
Total adjustments                                    (254,666)        897,113
                                                  ------------    ------------
Net cash used in operating activities              (3,062,904)     (1,031,668)
                                                  ------------    ------------
INVESTING ACTIVITIES
Proceeds from sale of property & equipment                  -           1,045
Purchase of equipment leased to others             (1,112,730)       (211,873)
Purchase of property and equipment                   (258,728)        (44,047)
                                                  ------------    -------------
Net cash used in investing activities              (1,371,458)       (254,875)
                                                  ------------    -------------

FINANCING ACTIVITIES
Repayments of notes payable                          (328,354)       (203,523)
Proceeds from exercise of stock options                 1,829               -
Redemption of common stock issued for rent           (210,000)              -
Proceeds from issuance of common stock,
net of expenses                                     6,138,941              -
Proceeds from issuance of notes payable                      -        961,532
Preferred stock dividends paid                         (57,147)             -
                                                  ------------    -------------
Net cash provided by financing activities            5,545,269        758,009
                                                  ------------    -------------
Net increase (decrease) in cash and
cash equivalents                                     1,110,907       (528,534)

Cash and cash equivalents at
beginning of period                                    419,752        549,252
                                                  ------------    -------------
Cash and cash equivalents at
end of period                                     $  1,530,659    $    20,718
                                                  ------------    -------------
                                                  ------------    -------------

SEE ACCOMPANYING NOTES

                                HelpMate Robotics Inc.

                 Notes to Condensed Financial Statements (Unaudited)

                                  September 30, 1996



BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. In addition, certain amounts for prior periods have been reclassified to be comparable with the current period presentation.
Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

INITIAL PUBLIC OFFERING


    The Company completed an initial public offering on January 31, 1996 of 1,449,918 units with each unit consisting of two shares of common stock, no par value per share, and one redeemable common stock purchase warrant, whereby 1,252,996 units were sold by the Company and 196,922 units were sold by certain lenders who provided interim financing to the Company (the "Selling Bridge Securityholders"). The Company received proceeds of approximately $6.1 million net of expenses of approximately $1.7 million and is using such proceeds for, among other things, the expansion of its sales and marketing activities, and expansion of its fleet of units being rented. Further, $210,000 of the proceeds were used to redeem certain common shares issued for rent.


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

    Supplemental net loss per share of common stock for the nine month period ended September 30, 1996 was ($0.46). Supplemental net loss per share of common stock is computed using the if-converted method based on the pro forma weighted average number of shares of common stock and common stock equivalent as defined above, and convertible preferred shares that were converted into common stock on a 1-4.55 basis upon the closing of the initial public offering, adjusted retroactively for the aforementioned stock split. Net loss per share used in the supplemental loss per share calculation was decreased for dividend requirements on preferred shares.

                                HelpMate Robotics Inc.

                 Notes to Condensed Financial Statements (Unaudited)

                                  September 30, 1996
                                     (continued)


ADOPTION OF NEW ACCOUNTING STANDARD

    In March, 1995 the Financial Accounting Standards Board (FASB) issued Statement No.121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. Accordingly, the Company adopted the accounting treatment prescribed by this statement for its fiscal year beginning after December 15, 1995. Consequently, in the event that circumstances indicate that the carrying value of the Company's long lived assets may be impaired, an evaluation of the recoverability would be performed. If such an evaluation is required, the estimated future undiscounted cash flow associated with the asset would be compared to the carrying value of the asset to determine if a write-down to net realizable value is required. To date, such write-downs have not been material.
                                     7

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

    The Company's near-term objective is to attain profitability by establishing the HelpMate robotics system as a flexible, cost-efficient and preferred method for transporting materials within hospitals and other healthcare facilities. The Company's business strategy has been to (a) build a marketing and customer service staff that will implement its marketing program for the rental and sale of HelpMates to hospital users within North America, and (b) enhance its HelpMate robotics systems through product improvement, cost reduction and new feature development. To that end, during the first nine months of 1996, the Company has hired seven sales individuals in various regions of the United States, conducted presentations of the HelpMate robot at five trade shows and contracted with a health care equipment manufacturer's representative to sell the product in the greater New York area.

     The Company's cash requirements and overall profitability are, among other things, highly dependent upon the Company's mix of robot rentals and robot sales While the cost of producing and installing a unit is recouped immediately when a unit or its related revenue stream is sold, it currently takes approximately 18 months (at current rental rates) for the Company to recoup such costs when a unit is rented. This payback period has been reduced from 23 months at the beginning of the fiscal year due to the Company's efforts to reduce costs in the manufacturing and installation process. During the nine month period ended September 30, 1996, the Company has expended approximately $1.1 million to produce and install robots rented during the period.


INITIAL PUBLIC OFFERING

    The Company completed an initial public offering on January 31, 1996 of 1,449,918 units with each unit consisting of two shares of common stock, no par value per share, and one redeemable common stock purchase warrant, whereby 1,252,996 units were sold by the Company and 196,922 units were sold by certain lenders who provided interim financing to the Company (the "Selling Bridge Securityholders"). The Company received proceeds of approximately $6.1 million net of expenses of approximately $1.7 million and to date has used such proceeds for, among other things, expanding its sales and marketing staff, increasing promotional activities (trade shows, product literature, etc.), broadening its fleet of rental units and providing value engineering and manufacturing and installation cost reduction. Further, $210,000 of the proceeds were used to redeem certain common shares issued for rent.

REVENUES

    Total revenues decreased by $182,885 or 9% from the nine months ended September 30, 1995 compared to the nine month period ended September 30, 1996. Rental revenues however increased by $204,995 or 29% and sales revenues decreased by $425,955 or 35%.

    Total revenues decreased by $413,216 or 42% from the three months ended September 30, 1995 compared to the three months ended September 30, 1996. Rental revenues increased by $114,292 or 48% while sales revenues decreased by $453,191 or 67% for the same period.

    The increase in rental revenues is reflective of the Company's expanded fleet of rental units which is currently 46, a 70% increase from the 27 units under rent at September 30, 1995. The decrease in sales revenues was attributable to Yaskawa Electric Corporation purchasing a significant amount of component parts in the first nine months of 1995 (none purchased in 1996) so that it could begin to manufacture and distribute HelpMates in Japan and the Far East in accordance with the Company's distribution agreement with Yaskawa. The increase in research and development contract revenues is primarily attributable to the completed contract for the first phase of a NASA sponsored program entitled "Two Armed, Mobile, Sensate Research Robot."

COST OF REVENUES

    Cost of revenues decreased by $267,582 or 17% from the nine months ended September 30, 1995 compared to the nine months ended September 30, 1996. Cost of revenues decreased by $412,970 or 49% from the three months ended September 30, 1995 compared to the three months ended September 30, 1996. The decrease in cost of revenues generally reflects the decrease in revenues discussed above coupled with the Company's ongoing efforts in reducing the cost associated with manufacturing and installing its HelpMate robots.

GROSS PROFIT

    Gross profit increased by 18% or $84,697 from the nine months ended September 30, 1995 compared to the nine months ended September 30, 1996. Gross profit was flat for the three months ended September 30, 1995 compared to the three months ended September 30, 1996. The increase in gross profit dollars for the nine month period reflects the the Company's on-going strategy to reduce costs (as discussed above) and also reflects the Company's decision to only accept research and development contracts that are fully-funded. Further, the increase is partially attributable to the fact that the sales made in the nine month period in 1995 were reflective of discounts required to be granted to the Company's distributors in the Far East and Europe. Further, gross profit as a percentage of sales increased by 30% to 29% in the nine months ended September 30, 1996 from the nine months ended September 30, 1995 and increased by 71% to 25% in the three months ended September 30, 1996 from the three months ended September 30, 1995. The increase in gross profit as a percentage of sales is further reflective of the Company's on going strategy to reduce costs and only accept research and development contracts that are fully funded.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, General and Administrative
Expenses increased by $1,126,754 or 56% from the nine months ended September 30, 1995 compared to the nine months ended September 30, 1996. Selling, General and Administrative Expenses increased by $661,212 or 110% from the three months ended September 30, 1995 compared to the three months ended September 30, 1996. The increase reflects an increase in staffing (including the hiring of seven sales executives) and the development of a marketing and public relations program associated with promoting the HelpMate robot. The aforementioned increases have resulted in a significant number of rental orders being recently received by the Company (6 in September and 6 more in October). Further, the Company also incurred costs required to enhance the Company's HelpMate robotics systems through improved product reliability, manufacturing and installation cost reduction, and value engineering, which also contributed to the increase in selling, general and administrative expenses. In addition, in light of the Company's not receiving orders until the third quarter, (see "Liquidity and Capital Resources" below) it shifted its planned production and installation of HelpMate robots to later in the year. This caused a reduction of direct labor hours and therefore a requirement for more overhead to be unabsorbed resulting in an increase in selling, general and administrative expenses.


INTEREST EXPENSE

     Interest expense decreased by $63,753 or 32% from the nine months ended September 30, 1995 compared to the nine months ended September 30, 1996. Interest expense decreased by $37,928 or 45% from the three months ended September 30, 1995 compared to the three months ended September 30, 1996.
The decrease in interest expense reflects interest income earned on the proceeds from the Company's initial public offering offset by interest expense related to loans received by the Company in the latter half of 1995. Such declines are not expected to continue as the Company's use of cash in expanding its fleet of rental units will result in a decrease in the amount of interest income earned.

LOSSES

    The Company incurred a net loss from continuing operations of $2,651,008 and $1,618,013 for each of the nine month periods ending September 30, 1996 and September 30, 1995, respectively and incurred a net loss from continuing operations of $1,118,923 and $457,465 for each of the three month periods ending September 30, 1996 and September 30, 1995, respectively. These losses were sustained primarily because the Company has not achieved the volume of sales and rentals of HelpMates required to cover the overhead expenses associated with the commercialization of its HelpMate systems and due to the increase in staffing and sales and marketing expenses noted above. It should further be mentioned that while the Company's order load continued to increase it increased substantially on the rental side of the business not on the sale side, thereby resulting in increased losses and a more rapid depletion of cash than originally anticipated. The Company anticipates that such losses will continue until the volume of sales and rentals of HelpMates necessary to cover overhead expenses is achieved. As noted above, the overall profitability and cash flow of the Company is highly dependent upon its mix of robot rentals and robot sales, (i.e.; more robot rentals than sales results in larger losses and a quicker depletion of cash in the short run.)

EARNINGS (LOSS)  PER SHARE

    Earnings (loss) per share of common stock for the nine months ended September 30, 1996 and 1995 was ($0.49) and ($1.55), respectively. Earnings per share of common stock for the three months ended September 30, 1996 and 1995 was ($0.18) and ($.48), respectively. The reduction in the net loss per share is attributable to the increase in number of shares outstanding from the aforementioned initial public offering. Earnings per common share is computed using the treasury stock method based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as
adjusted retroactively for the aforementioned stock split.   Shares from the
assumed exercise of options and warrants granted by the Company and shares issuable in connection with the Company's convertible preferred stock have been included in the computations of earnings per share for all periods unless their inclusion would be anti-dilutive. However, for purposes of computing net loss per share, options and warrants granted by the Company during the 12 months preceding the initial public offering date, including those shares issuable in connection with the anti-dilution provisions of certain warrant agreements, have been included in the calculation of common stock and common stock equivalent shares outstanding as if they were outstanding for all periods presented using the treasury stock method and the public offering price of $6.25 per unit or $3.00 per share and $0.25 per warrant.

    Supplemental net loss per share of common stock for the nine months ended September 30, 1996 was ($0.46). Supplemental net loss per share of common stock is computed using the if-converted method based on the pro forma weighted average number of shares of common stock and common stock equivalent as defined above, and convertible preferred shares that were converted into common stock on a 1-4.55 basis upon the closing of the initial public offering, adjusted retroactively for the aforementioned stock split. Net loss per share used in the supplemental loss per share calculation was decreased for dividend requirements on preferred shares.

LIQUIDITY AND CAPITAL RESOURCES

    The Company historically has been dependent upon sources other than operations to finance its working capital requirements. These sources include loans from its principal securityholders and their affiliates, private placements of its debt and equity securities, its initial public offering (discussed above) and certain financing transactions with Hospital Transporters Limited Partnership ("Transporters") (an entity in which the Company's Chairman and President are limited partners) and Center Capital Corporation ("CCC") pursuant to which the Company assigned the revenue stream to certain HelpMate robots, assigned the existing rental agreements related thereto in exchange for lump sum payments to the Company.

    As of September 30, 1996, the Company's capital requirements in connection with the design, development and commercialization of its HelpMate system continue to be signficant. During the quarter ended June 30, 1996 the Company had determined that the results that it expected to experience had varied from the Company's estimates in that (i.) Otis Elevator had reduced its forecast of purchases from 26 units to 6 units (and to date has only purchased 3 units); (ii.) the distribution agreement established with Bell & Howell Mailmobile Company had resulted in no placements of HelpMates and was consequently terminated (See Item 5); (iii.) the mix of robot rentals versus robot sales was significantly weighted to the rental side, resulting in a slower replenishment of cash, and (iv.) the time by which the Company was able to fully train its sales force and establish its marketing program was delayed by three months until June 30, 1996. Accordingly, the Company then anticipated that the proceeds of its initial public offering and cash flow from operations would be sufficient to satisfy the Company's cash requirements to early 1997.

    As of October 15, 1996, the Company has a backlog to install 17 rental units. However, the manufacture and installation of the units required to satisfy this backlog will utilize a substantial portion of the Company's remaining cash on hand and cash generated from operations. If the Company's trend of rapid rental order receipt continues, it will put significant pressure on the Company's limited cash liquidity.

    In light of the foregoing liquidity issues, the Company has taken the following action: Effective November 1, 1996 the Company terminated ten employees from all of its departments. Moreover nine senior executives of the Company, including the Company's Chairman, its President, Vice President of Engineering and Controller agreed to partial salary deferrals for a period of up to six months. (The Chairman has elected to receive no pay and the President has
elected to receive 25% of his pay.)   If not then repaid, it is anticipated that
the salary deferred by these executives would be exchanged sometime in the Spring of 1997 for non-qualified options to purchase the Company's Common Stock. The terms of such options have not yet been finalized, although it is anticipated that they will have a below market exercise price and will be exercisable for no more than 100,000 shares of the Company's Common Stock in the aggregate, and that their issuance would require the approval by the Company's stockholders of an amendment to the Company's existing Amended and Restated 1995 Stock Option Plan. In addition, the Company's Chairman agreed to a grace period of up to six months for which principal and interest due on outstanding obligations owed him be waived until such time as the Company is better able to satisfy such obligations. Also, the Company has postponed research and development related to new products until such time and the Company would be better able to finance the projects.

    The foregoing actions were made with the objective of ensuring that the Company's cash on hand and cash generated from operations would be sufficient to satisfy its contemplated cash requirements into early 1997 at which time the Company believes it will be able to obtain additional financing. (The preceding was a forward looking statement and the Company's actual results may differ if (a.) Otis further changes its forecast of units to be purchased; (b.) the mix of robot rentals versus sales changes; (c.) existing orders get canceled; (d) the Company's own order / installation forecast changes and (e.) the Company is unable to obtain additional financing.).

    The Company has been and continues to actively seek additional financing alternatives in order to strengthen its liquidity situation in the short term. Such alternatives include, but are not limited to transactions similar in nature to that entered into with HTLP; private placement of the Company's securities in the United States or abroad; and / or mezzanine type financing (including senior or subordinated debt). Although the Company has identified some potential sources of such financing, the Company has no current commitments or agreements with respect to such additional financing and there can be no assurance that any additional financing will be available to the Company on
acceptable terms, or at all.   Additional equity financing may involve
substantial dilution of the stock ownership currently enjoyed by the Company's existing stockholders. Moreover, financial or other covenants imposed by future financing sources might further adversely affect the Company 's ability to pay dividends and management's ability to control the Company. Additionally, by transferring the title and rental agreements to a third party for an immediate cash payment, the Company could lose all or a portion of its opportunity to benefit from ongoing rentals in the future. Finally, no assurances can be given that any such financing will provide sufficient cash required for the Company to attain an operating revenue stream of cash sufficient to support the Company's continued operations on a long-term basis.

    In addition, the Company's liquidity is also affected by its royalty obligations to Connecticut Innovations, Incorporated ("CII"). Pursuant to its original agreements with CII, the Company must pay royalties aggregating $2,205,000 to CII. As of September 30 1996, the Company had paid approximately $270,000 in such royalties. In January 1996, the Company and CII agreed that during the two-year period commencing on the closing of the Company's initial public offering , the obligation to pay a royalty at a rate of five percent of sales of sponsored products would be reduced so that the payment with respect thereto would not exceed the greater of (i) one and one-half percent of the net sales of sponsored products or (ii) twenty percent (20%) of the Company's pre-tax profits (but in no event would such payment be more than five percent of net sales of sponsored products). Concurrently, with the rate reduction, the Company received a credit of $300,000 against the $2,205,000 royalty obligation and as consideration issued to CII 50,000 shares of common stock and a warrant to purchase 25,000 additional shares exercisable at $5.75 per share. In addition, the Company, at its option, may extend the period permitting reduced royalty payments for an additional two years and receive another $300,000 credit by issuing to CII an additional
                                          11

50,000 shares of common stock and another warrant to purchase 25,000 additional
shares exercisable at $5.75 per share.   Further, the Company must continue to
pay royalties for a period equal to the period of time taken to satisfy this $2,205,000 royalty obligation, except that the royalty rate on the Company's net sales of sponsored products shall be reduced to one half of one percent during such period.

    For the foreseeable future, the Company does not anticipate paying dividends and the Company anticipates retaining any earnings to fund its operations. Moreover, the ability of the Company to pay dividends is subject to contractual restrictions through September 2001. Specifically, during that period, the Company may not, unless otherwise approved by one of its lenders, directly or indirectly declare, order, pay or reserve any sum or property for the payment of any dividend or other distribution on the Company's capital stock until such time as the Company has achieved a net profit for three consecutive fiscal quarters.
                                          12

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

     The Company has not paid nor does it anticipate paying cash dividends on the Common Stock in the foreseeable future since it currently intends to retain any earnings for use in its business. In addition, in connection with certain financing provided to the Company by Connecticut Innovations, Incorporated ("CII") in September 1995, the Company agreed that for a period of six years, it would not directly or indirectly declare, order, pay or reserve any sum or property for the payment of any dividend or other distribution on the Company's capital stock until such time as the Company has achieved a net profit for three consecutive fiscal quarters.

SAFE HARBOR STATEMENT

     Statements which are not historical facts in this report are forward looking statements, made on a good faith basis. Such forward looking statements, including those concerning the Company's expectations all involve risk and uncertainties. The Company's actual results may differ if (a.) Otis further changes its forecast of units to be purchased; (b.) the mix of robot rentals versus sales changes; (c.) existing orders get canceled; (d) the Company's own order / installation forecast changes and (e.) the Company is unable to obtain additional financing.).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

On August 30, 1996, the Company, by mutual agreement, terminated its distribution agreement with Bell & Howell Mailmobile Company. However Bell & Howell Mailmobile Company will continue to provide service for HelpMates in the southwest and in California. The Company will directly distribute its product in the areas previously covered by Bell & Howell Mailmobile Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the registrant during the third quarter of 1996.


NO.            DESCRIPTION OF EXHIBIT

3.01           Amended and Restated Certificate of Incorporation of Registrant as
               filed on December 28, 1995 (Incorporated by reference to Form SB2 No.
               33-99348 filed January 31, 1996, Exhibit No. 3.02)
3.02           Form of By-Laws of the Registrant, as amended .(Incorporated by reference to Form SB2 No, 33-99348 filed January 31, 1996, Exhibit No. 3.03)
4.01*          Form of Common Stock Certificate
4.02*          Form of Warrant Certificate
4.03*          Form of Unit Certificate
4.04*          Form of Warrant Agreement
4.05*          Form of Underwriters' Unit Purchase Option
4.06*          Pages of the Registrant's Certificate of Incorporation that define the rights of holders of the securities being registered hereby are incorporated herein by reference to pages 3, 4, 6 and 7 of Exhibit
               3.01
4.07*          Pages of the Registrant's By-Laws that define the rights of holders of the securities being registered hereby are incorporated herein by reference to pages 1, 2, 3, 4, 5, 6, 12 and 13 of Exhibit
               3.02
10.01*         Loan Agreement dated November 20, 1990 with Connecticut Innovations,
               Incorporated ("CII").
10.02*         $500,000 Promissory Note dated November 20, 1990 in favor of CII.
10.03*         Security Agreement dated November 20, 1990 in favor of CII.
10.04*         Loan Agreement May 26, 1995 with Joseph F. Engelberger ("Mr.
               Engelberger").
10.05*         $320,000 Promissory Note dated May 26, 1995 in favor of Mr.
               Engelberger.
10.06*         Financing Agreement dated June 14, 1995 with CII.
10.07*         $500,000 Senior Note dated June 14, 1995 in favor of CII.
10.08*         Security Agreement dated June 14, 1995 in favor of CII.
10.09*         Subordination Agreement dated June 14, 1995 among the Registrant, Mr.
               Engelberger and CII.
10.10*         First Amendment to Financing Agreement dated September 20, 1995 with
               CII.
10.11*         $300,000 Senior Convertible Note dated September 20, 1995 in favor of
               CII.
10.12*         First Amendment to Security Agreement dated September 20, 1995 with
               CII.
10.13*         Amendment to Subordination Agreement dated September 20, 1995 with
               CII.
10.14*         Loan Agreement dated October 3, 1995 with Minnesota Mining and
               Manufacturing Company ("3M").
10.15*         $250,000 Note dated October 3, 1995 in favor of 3M.
10.16*         Loan Agreement dated September 28, 1995 with Landmark Partners Inc.
               ("Landmark").
10.17*         $150,000 Note dated September 28, 1995 in favor of Landmark.
10.18*         Loan Agreement dated September 27, 1995 with Connecticut Financial
               Developments, L.P. ("CFD").
10.19*         $100,000 Note dated September 27, 1995 in favor of CFD.
10.20*         Sales and Maintenance Agreement with Hospital Transporters,
               Limited Partnership dated as of August 19, 1994, with letter agreement dated October 14, 1994, and letter agreement dated August 4, 1995.
10.21*         Program Agreement dated May 30, 1995 with Center Capital
               Corporation.
10.22*         Employment Agreement with Mr. Engelberger dated June 1, 1995 and amended as of November 1, 1995.
10.23*         Employment Agreement with John M. Evans, Jr. dated April 17, 1987 and amended as of February 1, 1995 and as of November 1, 1995.
10.24*         Employment Agreement dated April 17, 1987 with Carl Weiman.
10.25*         Employment Agreement dated April 17, 1987 with Bala Krishnamurthy.
10.26*         Employment Agreement dated as of November 1, 1995 with Thomas K.
               Sweeny ("Mr. Sweeny")
10.27*         Stock Option Agreement dated as of November 1, 1995 with Mr. Sweeny.
10.28*         Service Agreement dated February 1, 1995 with Landmark (terminated pursuant to Exhibit 10.29)
10.29*         Termination Agreement with Landmark dated as of November 1, 1995
10.30*         Amended and Restated Buy and Sell Agreement dated April 17, 1987, as amended on June.
10.31*         Development Agreement dated May 1985 with Aktiebolaget Electrolux
               ("Electrolux").
10.32*         Development Agreement dated April 15, 1987 with Electrolux.
10.33*         Development Agreement dated May 1986 between Consolidated
               Controls Corporation and Connecticut Product Development Corporation
               (assumed by the Registrant and CII, respectively).
10.34*         Royalty Reduction Agreement with CII.

                                          14


10.35*         Joint Venture Agreement, date[cad 220]d July 1, 1988 with Thrift Drug
               Company, Automated Prescription Systems, Inc. ("APS") and Retired
               Persons Services, Inc.
10.36*         Agreement for Representation of Manufacturer/Licensee dated August,
               1988 with APS.
10.37*         Distributor Agreement, dated August 14, 1991, with Yaskawa
               Electric Manufacturing Company, Ltd. ("Yaskawa").
10.38*         Technology Transfer and License Agreement with Yaskawa dated as of May
               15, 1992.
10.39*         License Agreement Dated as of December 21, 1992 with Electrolux.
10.40*         Distribution Agreement dated on or about December 1, 1994 with a subsidiary of Otis Elevator Company ("Otis").
10.41*         Agreement for Sales with Bell & Howell Mailmobile dated October 18,
               1995.
10.42*         Lease dated as of November 1, 1992 with Westinghouse Electric
               Corporation ("Westinghouse") for premises located at Shelter Rock Lane in Danbury, Connecticut.
10.43*         Letter Agreement dated October 21, 1992, with Westinghouse.
10.44*         Directors and Officers Liability Insurance Policy.
10.45*         Product Liability Insurance Policy.
10.46*         Stock Purchase Agreement dated July 29, 1987 with Transitions
               Two, Limited Partnership ("Transitions Two").
10.47*         Stock Purchase Agreement, dated July 29, 1987 with 3M.
10.48*         Stock Purchase Agreement dated February 24, 1989 with 3M, White
               Consolidated Industries, Inc. ("White"), which is a subsidiary of
               Electrolux, and Transitions Two, as amended by Amendment to Stock
               Purchase Agreement, dated March 9, 1989.
10.49*         Stock Purchase Agreement, dated August 14, 1991 with Yaskawa.
10.50*         Preferred Stock Purchase Agreement dated as of May 28, 1993 with CFD.
10.51*         Registration Rights Agreement dated as of May 28, 1993 with CFD.
10.52*         Co-Sale Agreement among the Registrant, Mr. Engelberger, Margaret
               Engelberger, Technology Transitions, Inc., 3M, White, Transitions Two,
               Yaskawa and CFD.
10.53*         Stock Purchase Agreement dated December 1, 1994 with Otis.
10.54*         Warrant dated November 20, 1990, as amended on June 14, 1995, issued to CII for 5,000 shares of the Registrant's Common Stock, expiring on July 1, 2000.
10.55*         Warrant dated January 16, 1991, issued to 3M for 3,000 shares of the Registrant's Common Stock, expiring on February 1, 1997.
10.56*         Warrant dated January 16, 1991, issued to Mr. Engelberger for
               3,000 shares of the Registrant's Common Stock, expiring on February 1,
               1997.
10.57*         Warrant dated January 16, 1991, issued to White for 3,000 shares of the Registrant's Common Stock, expiring on February 1, 1997.
10.58*         Warrant dated January 16, 1991, issued to Transitions Two for
               3,000 shares of the Registrant's Common Stock, expiring on February 1,
               1997.
10.59*         Warrant dated July 6, 1992, issued to Mr. Engelberger for 2,000 shares of the Registrant's Common Stock, expiring on August 1, 1998.
10.60*         Warrant dated July 6, 1992, issued to Transitions Two for 2,000 shares of the Registrant's Common Stock, expiring on August 1, 1998.
10.61*         Warrant dated March 22, 1993, issued to Transitions Two for 5,000 shares of the Registrant's Common Stock, expiring on March 21, 1999.
10.62*         Warrant dated July 1, 1993, issued to Electrolux for 4,300 shares of the Registrant's Common Stock, expiring on June 30, 1999.
10.63*         Warrant dated May 26, 1995, issued to Mr. Engelberger for 4,000 shares of the Registrant's Common Stock, expiring May 25, 2005.
10.64*         Stock Subscription Warrant dated June 14, 1995, issued to CII for
               10,000 shares of the Registrant's Common Stock, expiring June 14,
               2005.
10.65*         Warrant and Stock Put Agreement dated June 14, 1995 between the
               Registrant and CII.
10.66*         Stock Subscription Warrant dated September 20, 1995, issued to
               CII for 6,000 shares of the Registrant's Common Stock, expiring
               September 20, 2005.
10.67*         Warrant and Stock Put Agreement dated September 20, 1995 with CII.
10.68*         Stock Subscription Warrant dated October 3, 1995, issued to 3M for 5,000 shares of the Registrant's Common Stock, expiring September
               30, 2005.
10.69*         Stock Subscription Warrant dated September 28, 1995, issued to
               Landmark for 3,000 shares of the Registrant's Common Stock, expiring
               September 30, 2005.

10.70*         Stock Subscription Warrant dated September 27, 1995, issued to
               CFD for 2,000 shares of the Registrant's Common Stock, expiring
               September 30, 2005.
10.71*         1984 Nonqualified Stock Option Plan dated September 21, 1984.
10.72*         1988 Nonqualified Stock Option Plan dated October 27, 1988.
10.73          Amended and Restated 1995 Stock Option Plan (Incorporated by reference
               to the Company's Proxy   Statement for its 1996  Annual Meeting of
               Stockholdrers)
11.1           Statement Re: Computation of Primary Per Share Earnings.
11.2           Statement Re: Computation of Fully Diluted Per Share Earnings
27.            Financial Data Schedule for the nine months ended September 30, 1996

* Incorporated by reference to Form SB2 Number 33-99348 filed January 31, 1996 under the same exhibit number as filed therein.
                                          16

                                      SIGNATURES


In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

HelpMate Robotics Inc.

                                     /s/ Joseph F. Engelberger
Date: November 9, 1996            ________________________________
                                  Joseph F. Engelberger,
                                  Chairman and Director

                                    /s/ Thomas K. Sweeny
Date: November 9, 1996            ________________________________
                                  Thomas K. Sweeny,
                                  President, and Chief Executive Officer,
                                  Director, Treasurer and PRINCIPAL FINANCIAL
                                  OFFICER