Form 10KSB
period 1996-12-31
HELPMATE ROBOTICS INC
filed 1997-03-28
CIK 1003472

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                  (Mark One)

    X       ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
  -----
            SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

            For the fiscal year ended December 31, 1996

            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
  -----
            SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

            For the transition period from___________ to ____________


                         Commission File Number 1-14160

                             HelpMate Robotics Inc.
             (Exact name of registrant as specified in its charter)

            Connecticut                          06-1110906
            (State or other jurisdiction         (I.R.S. Employer
            of incorporation or organization)    Identification No.)

            Shelter Rock Lane
            Danbury, Connecticut                 06810
            (Address of principal
             executive offices)                  (Zip Code)

                    Issuer's telephone number (203) 798-8988

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
            Title of each class                  on which registered
            -------------------                 ---------------------
            Units                                Philadelphia Stock Exchange
            Common Stock                         Philadelphia Stock Exchange
            Warrants                             Philadelphia Stock Exchange

                 Securities registered pursuant to Section 12(g)
                       of the Act: Units, Common Stock
                                and Warrants

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ___

The registrant had revenues totaling $2,617,077 during the fiscal year ended December 31,1996.

The aggregate market value of the voting stock held by non-affiliates as of March 11, 1997 was approximately $8,646,697

The number of shares outstanding of the registrant's common stock as of March 11, 1997 is 6,288,507 shares.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check One)  Yes       No  X
                                                              -----    -----

                                    PART I

Item 1  Description of Business

Form and Year of Organization

HelpMate Robotics Inc. (the "Company"), a Connecticut corporation, was co-founded in 1984 as a robotics "think-tank" by its chairman, Joseph F. Engelberger. During its early years, the Company's primary focus was contract engineering and research and development for third parties. Through the years, however, the focus of the Company has evolved into the development of products having commercial applications.

Initial Public Offering

The Company completed an initial public offering on January 31, 1996 of 1,449,918 units with each unit consisting of two shares of common stock, no par value per share, and one redeemable common stock purchase warrant, whereby 1,252,996 units were sold by the Company and 196,922 units were sold by certain lenders who provided interim financing to the Company (the "Selling Bridge Securityholders"). The Company received proceeds of approximately $6.1 million net of expenses of approximately $1.7 million and has used such proceeds for, among other things, the expansion of its sales and marketing activities. Further, $210,000 of the proceeds were used to redeem certain common shares issued for rent (see "Item 2 Properties").

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

Principal Products and Services

The Company designs, manufactures and markets autonomous robot transport systems for use by the institutional healthcare industry. The Company's flagship product, called HelpMate-TM-, is an intelligent, self-navigating, battery-powered robot, which travels throughout a hospital free of fixed tracks or guidewires. HelpMate robots provide repetitive, around-the-clock transport of meals, medications, lab samples, supplies and medical records within a hospital environment, relieving staff of unscheduled "fetch-and-carry" tasks, and thus, the Company believes, reducing labor costs and improving productivity. Using proprietary sensory technology and a preprogrammed map of the facility, the HelpMate robot can avoid obstacles and people, making almost instantaneous stops when necessary, and via radio link, can summon elevators to travel between floors. The HelpMate system's technology allows it to be a more flexible and cost-effective alternative to systems such as dumbwaiters, pneumatic tubes or automated guided vehicles. HelpMate development began in 1987, and in 1991, following extensive testing at Danbury Hospital in Connecticut, the first HelpMate became operational.

Further, in connection with the development of its HelpMate robots, the Company also has developed other applications of its robotics technology. The Company has sold and continues to sell, on a limited basis, components of its autonomous robotics navigation technology to universities, laboratories and other research facilities. Moreover, the Company has licensed some of its technologies for use in floor-cleaning and automated prescription-filling applications. The Company also believes that there are opportunities for expanding its HelpMate product lines to other uses, both within the hospital environment and for other healthcare users such as nursing homes, and for developing non-healthcare related applications and products.

The Company also engages in and continues to solicit research and development contract opportunities in the areas of service robotics and robotics technology applications. However, the Company only intends to engage in such contract research and development to the extent that the incremental costs for such activities are fully funded by the contracting party or other outside sources.

Market Overview

The transportation of materials is a significant component of hospital costs and includes not only the routine delivery of large items such as meal carts, trash carts, laundry carts and even patient stretchers and wheel chairs, but also the less noticed but more numerous small deliveries, so-called "unit loads," made by nurses, food service and laundry employees, and pharmacy and supply personnel. Independent studies have demonstrated that a significant amount of the time of nurses is spent on deliveries, that as much as one-quarter of all hospital transport is of the unit load type, and that as many as ten percent of the meal tray deliveries are unit loads, single or small deliveries resulting from dietary changes, patient transfers and new or late admissions. Moreover, hospital pharmacies and central supply areas often have acute delivery needs on second and third shifts, when such areas are frequently staffed by a single professional who cannot leave to make needed deliveries.

Accordingly, the Company estimates that the market in the United States for HelpMate robots is approximately 10,000 HelpMates (or approximately one for every 100 beds in the nation's 2,000 largest hospitals). In addition, the Company's licensees estimate that the Asian and European markets are at least
as large.   As of December 31, 1996, the Company has placed a total of 107
HelpMates, including 55 at customers in the United States, 31 in Japan through a distributor, 10 at customers in Europe through a distributor, 1 at a customer in Canada, and 1 directly at a customer in Germany. Of the 107 units, 59 have been sold and 48 are being rented. In addition the Company has a firm backlog to install one additional sold unit and 26 additional rental units at December 31, 1996.

Currently, most of the HelpMates in use at hospital locations have been rented to end-users on a short-term basis (typically one to three years). This marketing strategy has helped the HelpMate gain initial market acceptance both by avoiding lengthy capital equipment procurement procedures and by facilitating decision-making at lower levels within the hospital's management. Domestic sales of HelpMate systems have generally been to those end-users who previously have rented a HelpMate robot. Renting on this basis, however, has required the Company to invest significant up-front capital for the manufacture of HelpMates. Rental rates are on a per-hour basis based upon the length of the rental agreement, with rates declining as hourly usage of the robot increases. Maintenance is included in the rent charge. Additional peripheral equipment adds to these basic hourly charges.

Distribution Methods

    Domestic Marketing and Distribution

The Company's sales and marketing activity focuses principally on the North American hospital market for the HelpMate. To promote the HelpMate, the Company initially traded heavily on the name recognition and reputation of its co-founder and Chairman. The Company handles all marketing activity directly from its Danbury, Connecticut location. The Company's sales and marketing staff currently consists of eight people, the director of marketing, six full-time salespersons and one marketing administrator. Other officers of the Company also are employed in this function from time to time
in the course of their travels to different regions of the country.   During
1996, the Company hired five of the aforementioned salespersons in various regions of the United States, conducted presentations of the HelpMate robot at eleven trade shows and contracted with two health care equipment manufacturer's representatives to sell the product in the greater New York and Los Angeles areas.

Approximately 67% of the Company's placements of robots in North America are rentals rather than purchases. The rental arrangement is attractive to hospitals because the base rental rates for HelpMates, which range from $7.00 per hour for 12-hour daily use to $5.50 per hour for 24-hour daily use, compare quite favorably with the typical rates for nurses of $22 per hour and for couriers of $10 per hour. The rental of HelpMates has proven to be a popular option among the Company's customers, one of whom has rented the same unit for nearly six years and recently renewed its rental agreement through 1998.

Customers who prefer to purchase a HelpMate robotics system typically can purchase a basic system for a list price of $105,000. Based upon current wage rates, the Company estimates the payback to a hospital purchasing a HelpMate to be between nine and twenty-four months, depending on the number of hours the system is operated and the efficiency of its utilization. The Company also offers annual maintenance contracts at 8% of the HelpMate system purchase price.

In addition, as longer-term rental arrangements are entered into and as market acceptance has been proven, the Company may elect to finance these
rental agreements and/or offer long term leases to its customers.   These
rental/leasing financing arrangements will permit the Company to continue to earn revenues and generate immediate cash flow by providing the Company with a one-time lump-sum payment of the discounted present value of the rental/lease payments otherwise payable monthly by a customer.

    Foreign Marketing and Distribution

In exchange for certain royalties previously provided to the Company and certain royalties payable to the Company in the future, the Company has granted an exclusive license to a Danish affiliate of Otis Elevator Company to distribute the Company's HelpMate systems in Europe, the former Soviet Union, Africa and parts of the Middle East, and has granted an exclusive license to Yaskawa Electric Corporation, to manufacture and distribute HelpMate and other of its products in Japan and other Asian countries. (See
Item 12 "Certain Relationships and Related Transactions" for additional information.)

Competitive Business Conditions

The Company believes its HelpMate robotics systems currently have no direct competitor other than human beings. The HelpMate system's technology allows it to be a flexible alternative to large fixed automation systems such as automatic box conveyors, which are impractical for small, one-off deliveries; dumbwaiters, which are generally very costly to install and which can only travel vertically and generally with only small loads; pneumatic tubes, which are also very costly install and which are limited in payload size and, due to rapid acceleration and deceleration, are not suitable for certain items such as blood samples; and track-guided systems such as automated guided vehicles, which often are feasible for installation only in new construction.

The tasks performed by the HelpMate robots are generally those which can be performed by unskilled workers. The Company believes, however, that HelpMate robotics systems compare favorably with human labor rates. The Company estimates that three-shift coverage, 365 days per year including weekends, holidays, vacations and sick time requires more than five full-time equivalent employees. Hospitals can compare the hourly costs of HelpMate at the rate of between $5.00 and $7.00 per hour with that of human labor which can range from $10.00- $22.00 per hour (or more depending on locale), and effectively "hire" one dependable 24-hour-per-day, 365-day-a-year HelpMate at a considerable cost savings.

Furthermore, other major robotics entities who may have significantly greater financial, technical and marketing resources than the Company could enter the market in which the Company competes and proves to be more effective in selling alternative systems to potential purchasers. To date however, these companies generally have adhered to industrial and manufacturing applications of robotics. In addition, some companies have developed robotics products aimed at the service, rather than the industrial sector, although the Company believes these products currently do not compete with HelpMate in the hospital and healthcare industry.

Sources and Availability of  Raw Materials and Names of Principal Suppliers

All HelpMate components, fabricated parts and electronic assemblies are manufactured by third-party vendors. The Company's manufacturing technicians perform inspection, testing, final assembly and quality assurance. The Company has approximately four primary suppliers and several hundred secondary vendors. All printed circuit board assemblies, cables, and subassemblies are made by a single subcontractor (AB Electronics of Danbury, CT) for whom the Company represents approximately twenty percent of its business.

Sources and Availability of Raw Materials and Names of Principal Suppliers (continued)

The Company's current small batch production mode results in sporadic shipments to vendors increasing the overall product lead time to six months from batch order to customer shipment. The Company believes that increases in the batch size would reduce overall product lead time to three months, would improve the quality, reliability and performance of its HelpMate robotics systems, and would allow the Company to realize cost savings through volume discount purchases of component parts. The Company has implemented process controls and quality assurance procedures in anticipation of this transition to a higher volume building program.

Two suppliers, AB Electronics Inc. of Danbury, Connecticut, and Aldine Metal Corporation of Brookfield, Connecticut provide more than ten percent of the cost of the components and assembly work for the HelpMate units.

Patents, Technology, Trademarks, Licenses and Royalty Agreements

    Patents and Technology

The requirements for service robot technology are different than those for industrial robot technology, in which speed and precision are essential. The Company's technology is embodied in a core set of hardware and software modules for sensing and control of mobile systems as well as application-specific technology. The Company's component technologies include drive and controls, vision sensors, proximity sensors, navigation software and supervisory capabilities. The Company has obtained 14 United States patents related to such technology to date.

The Company's success is heavily dependent on its proprietary software. The Company's software is not patented or copyrighted and patent and copyright laws offer only limited practical protection. The Company relies largely on its license agreements with customers and its own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the trade secrecy of its products. Further, the Company does not believe that its operations or products infringe on the intellectual property rights of others.

    Trademarks

The Company currently holds registered trademarks for the names
HelpMate-Registered Trademark- and Labmate-Registered Trademark-, a component of the Company's autonomous robotics navigation technology sold to universities, laboratories and other research facilities.

    Licenses

The Company has granted Yaskawa Electric Corporation ("Yaskawa"), a stockholder of the Company, an exclusive license to manufacture and sell its HelpMate products in Japan and other Asian countries and has granted an exclusive license to a Danish affiliate of Otis Elevator (another stockholder of the Company) to distribute HelpMate systems in Europe, the former Soviet Union, Africa and parts of the Middle East. (See Item 12 "Certain Relationships and Related Transactions" for additional information.)

In addition, the Company has licensed certain of its intellectual property regarding navigation and control systems for use in various floor care equipment to Electrolux, who is also a stockholder and holder of a warrant to purchase 33,134 shares of Common Stock at an exercise price of $2.60 per share and which, through its subsidiary, is a stockholder of the Company. (See Item 12 "Certain Relationships and Related Transactions" for additional information.)

    Royalty Agreements

The Company has an agreement with Connecticut Innovations, Incorporated ("CII"), a State of Connecticut sponsored development corporation, pursuant to which CII reimbursed the Company for $441,000 of development costs related to the HelpMate systems (the "Sponsored Products"). In return for such reimbursement, the Company must pay royalties aggregating $2,205,000 to CII. (See Item 12 "Certain Relationships and Related Transactions" for additional information.)

Research and Development

Since its inception the Company has engaged in research and development activities related to service robotics and robotics technology applications. The Company has conducted these activities on a contract basis for government agencies and for industrial clients. The Company also has engaged in internally funded research and development activities related to the development and enhancement of its HelpMate systems.

Under its third-party research and development contracts, the Company has earned fees in connection with research and development activities conducted for these parties. In some instances, these activities have led to the development of products which may also have commercial application. The Company sometimes has funded its own additional research and development activities to supplement the contract research and development activities performed for third parties with a view toward the commercial development of products arising out of such research and development. Generally, the Company has endeavored to retain commercial development rights to certain of the technologies arising out of such research and development contracts.

The Company continues to solicit research and development contract opportunities in the areas of service robotics and robotics technology applications. However, the Company only intends to engage in such contract research and development to the extent that the incremental costs for such activities are fully funded by the contracting party or other outside sources. Because government agencies are under increasing pressure to cut spending, the Company anticipates that there will be fewer opportunities to engage in such research and development activities.

In 1996 and 1995, the Company spent $1,030,735 and $1,636,404, respectively, primarily on research and development in connection with HelpMate and $155,380 and $95,298, respectively, in connection with other projects, including its contract research and development activities.

Backlog

As of December 31, 1996, the Company had orders to rent an additional 26 HelpMate robotics systems, an increase from the 11 units in the rental backlog at December 31, 1995. It is anticipated that these systems and robots will be placed in service during 1997. In addition, the Company estimates that, as of December 31, 1996, it had a backlog of $93,554 with respect to orders to purchase components for certain of its research products, backlog to sell one HelpMate robotic system to Otis Elevator for use at its United States headquarters for $60,000 and a firm fixed price contract from NASA for Phase II of the project entitled "Two Armed Mobile Sensate Research Robot" for $597,044.

Employees

As of December 31, 1996, the Company had thirty-six employees of whom thirty four were employed on a full-time basis.

Item 2 Properties

The Company leases a facility in Danbury, Connecticut with approximately 47,000 square feet from Westinghouse Electric Corporation ("Westinghouse") pursuant to a lease which expires in 2002. Rent for the premises was $11,666 per month for the first three years, $13,789 per month for the following two years, and $17,728 per month for the final five years. The Company is also obligated to pay its pro-rata share of taxes, operating expenses and management fees for the facility. The lease does not contain any renewal option. Westinghouse agreed to accept a total of 34,552 shares of the Common Stock in lieu of an aggregate of $420,000 of rent for the period from December 1992 through December 1995. In connection with the issuance of these shares, Westinghouse received certain anti-dilution rights and piggyback and demand registration rights. In October 1995 Westinghouse agreed to waive these anti-dilution rights and to sell all of its shares of Common Stock back to the Company for a total purchase price of $210,000, which was paid by the Company from the proceeds of its public offering.

Currently, production of HelpMates is done on a batch-build basis, generally assembling HelpMates in batches of fifteen to twenty-six robots at a time. As placements of Helpmates increase and to the extent that the Company's liquidity improves, the Company intends to continue its increase in the rate at which robots are built. The Company believes that it has sufficient excess capacity in its current facility to increase the volume of its final assembly work to accommodate an enhanced building program. The Company further believes that the facilities used in its operations are in satisfactory condition and adequate for its current and reasonably foreseeable future needs.

Item 3 Legal Proceedings

NONE

Item 4 Submission of Matters to a Vote of Security Holders

NONE


                                   PART II

Item 5 Market for Common Equity and Related Stockholder Matters

Market Information

The Company's Units, Common Stock and warrants were quoted on The Nasdaq SmallCap Market tier of the The Nasdaq Stock Market under the symbols HELPU, HELP and HELPW, respectively (principal market) on January 31, 1996 and were listed on The Philadelphia Stock Exchange on February 9, 1996. A recent last sales price for the shares of Common Stock as reported on the NASDAQ Composite Tape was $1.375 on March 11, 1997.

The following table sets forth the high and low sales price of the Company's Common Stock, as reported on the NASDAQ Composite Tape.

                                                   High         Low

       Quarter ended March 31, 1996               $5.875       $3.625

       Quarter ended June 30, 1996                 4.125        2.625

       Quarter ended September 30, 1996            3.000        1.500

       Quarter ended December 31, 1996             1.750        0.625


Holders

The Company estimates that as of March 11, 1997, there were approximately 1,100 holders of record of the Company's Common Stock.

Dividends

The Company has not paid nor does it anticipate paying cash dividends on the Common Stock in the foreseeable future since currently it intends to retain any earnings for use in its business. In addition, in connection with certain financing provided to the Company by Connecticut Innovations, Incorporated ("CII") in June 1995 and in September 1995, the Company agreed that for a period of six years, it would not directly or indirectly declare, order, pay or reserve any sum or property for the payment of any dividend or other distribution on the Company's capital stock until such time as the Company has achieved a net profit for three consecutive fiscal quarters.

Item 6 Management's Discussion and Analysis

General

The Company's near-term objective is to attain profitability by establishing the HelpMate robotics system as a flexible, cost-efficient and preferred method for transporting materials within hospitals and other healthcare facilities. The Company's business strategy has been to (a) build a marketing and customer service staff that will implement its marketing program for the rental and sale of HelpMates to hospital users within North America, and (b) enhance its HelpMate robotics systems through product improvement, cost reduction and new feature development. To that end, during 1996, the Company hired five salespersons in various regions of the United States, conducted presentations of the HelpMate robot at eleven trade shows and contracted with two health care equipment manufacturer's representatives to sell the product in the greater New York and Los Angeles areas.

The Company's cash requirements and overall profitability are, among other things, highly dependent upon the Company's mix of robot rentals and robot sales. While the cost of producing and installing a unit is recouped immediately when a unit or its related revenue stream is sold, it currently takes approximately 18 months for the Company to recoup such costs when a unit is rented. (This payback period has been reduced from 23 months at the beginning of the fiscal year due to the Company's efforts to reduce costs in the manufacturing and installation process. ) During the year ended December 31, 1996, the Company has expended approximately $1.6 million to produce and install robots rented during the period.

Revenues

Total revenues decreased by $141,876 or 5% from the year ended December 31, 1995 compared to the year ended December 31, 1996. Rental revenues however increased by $333,109 or 35% and sales revenues decreased by $519,980 or 31%. Also, revenues from research and development contracts increased by $44,995 or 35%.

The increase in rental revenues is reflective of the Company's expanded fleet of rental units which at December 31, 1996 was 48, a 50% increase from the 32 units under rent at December 31, 1995. The decrease in sales revenues was attributable to Yaskawa Electric Corporation purchasing a significant amount of component parts in 1995 (none purchased in 1996) so that it could begin to manufacture and distribute HelpMates in Japan and the Far East in accordance with the Company's distribution agreement with Yaskawa. The increase in research and development contract revenues is primarily attributable to the completed contract for the first phase of a NASA sponsored program entitled "Two Armed, Mobile, Sensate Research Robot." (Note: The Company has also been awarded the second phase contract for this program, which is for a firm fixed price of $597,044)

Cost of Revenues

Cost of revenues decreased by $204,943 or 9% from the year ended December 31, 1995 compared to the year ended December 31, 1996. The decrease in cost of revenues generally reflects the decrease in revenues discussed above coupled with the Company's ongoing efforts in reducing the cost associated with manufacturing and installing its HelpMate robots offset by an increase in depreciation and amortization of the Company's rental units and related installation costs, which was attributable to the increase in the rental fleet discussed above.

Gross Profit

Gross profit increased by 13% or $63,067 from the year ended December 31,
1995 compared to the year ended December 31, 1996.   The increase in gross
profit dollars for the year reflects the Company's on-going strategy to reduce costs (as discussed above). Further, the increase is partially attributable to the fact that the sales made in 1995 were reflective of discounts required to be granted to the Company's distributors in the Far East and Europe. Further, gross profit as a percentage of total revenues increased by 20% to 21% in the year ended December 31, 1996 from the year
ended December 31, 1995.   This increase in gross profit as a percentage of
total revenues is further reflective of the Company's on going strategy to reduce costs.

Selling General and Administrative Expenses

Selling, General and Administrative Expenses increased by $2,686,254 or 98% from the year ended December 31, 1995 compared to the year ended December 31, 1996. The increase reflects an increase in staffing (including the hiring of five sales executives) and the implementation of a expansive marketing and public relations program associated with promoting the HelpMate robot including attendance at eleven trade shows in 1996. The aforementioned increases have resulted in a significant number of rental orders being recently received by the Company (6 in September, October, November and December of 1996 and 14 more through February of 1997). Also, the Company received three purchase orders for its HelpMate robot in February 1997. Further, the Company also incurred costs required to enhance the Company's HelpMate robotics systems through improved product reliability, manufacturing and installation cost reduction, and value engineering, which also contributed to the increase in selling, general and administrative expenses. In addition, in light of the Company's receiving relatively few orders until the third quarter, (see "Liquidity and Capital Resources" below) it shifted its planned production and installation of HelpMate robots to later in the year. This caused a reduction of direct labor hours and therefore a requirement for more overhead to be unabsorbed resulting in an increase in selling, general and administrative expenses.

The Company also incurred $698,787 of non cash compensation expense in 1995 related to the issuance of 148,080 shares of common stock to the Company's president and to his former employer, the issuance of stock options at a price below fair market value, the issuance of certain notes to the Company's chairman in satisfaction of a contingent compensation agreement and the issuance of 500 shares of preferred stock to Landmark Partners Inc. (formerly known as Landmark Ventures Inc.)

Interest Expense and Interest Income

Interest expense net of interest income decreased by $127,373 or 39% from the year ended December 31, 1995 compared to the year ended December 31, 1996. The decrease in interest expense reflects interest income earned on the proceeds from the Company's initial public offering offset by interest expense related to loans received by the Company in the latter half of 1995. Such declines are not expected to continue as the Company's use of cash in expanding its fleet of rental units will result in a decrease in the amount of interest income earned.

The Company also recorded $461,933 of non cash financing expense in 1995 related to the compensatory nature of the Selling Bridge Securityholders' conversion rights and the compensatory element of the warrants issued in connection with the two loans received by the Company in May and June 1995.

Losses

The Company incurred a net loss from continuing operations of $5,057,858 and $3,683,274 for each of the years ending December 31, 1996 and 1995, respectively. These losses were sustained primarily because the Company has not achieved the volume of sales and rentals of HelpMates required to cover the overhead expenses associated with the commercialization of its HelpMate systems, and to the increase in staffing and sales and marketing expenses noted above. It should further be mentioned that while the Company's order flow continues to increase it has increased substantially for rentals not for sales, thereby resulting in increased losses and a more rapid depletion of cash than originally anticipated. The Company anticipates that such losses will continue until the volume of sales and rentals of HelpMates necessary to cover overhead expenses is achieved. As noted above, the overall profitability and cash flow of the Company is highly dependent upon its mix of robot rentals and robot sales, (i.e., more robot rentals than sales results in larger losses and a quicker depletion of cash in the short run.)

Earnings (Loss) Per Share

Earnings (loss) per share of common stock for the year ended December 31, 1996 and 1995 was ($0.88) and ($2.76), respectively. The reduction in the net loss per share is attributable to the increase in number of shares outstanding from the aforementioned initial public offering. Earnings per common share is computed using the treasury stock method based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted for the stock split that occurred
in conjunction with the initial public offering.   Shares from the assumed
exercise of options and warrants granted by the Company and shares issuable in connection with the Company's convertible preferred stock have been included in the computations of earnings per share for all periods unless their inclusion would be anti-dilutive. However, for purposes of computing net loss per share, options and warrants granted by the Company during the 12 months preceding the initial public offering date, including those shares issuable in connection with the anti-dilution provisions of certain warrant agreements, have been included in the calculation of common stock and common stock equivalent shares outstanding as if they were outstanding for all periods presented using the treasury stock method and the public offering price of $6.25 per unit or $3.00 per share and $0.25 per warrant.

Supplemental net loss per share of common stock for the year ended December, 1996 was ($0.84). Supplemental net loss per share of common stock is computed using the if-converted method based on the pro forma weighted average number of shares of common stock and common stock equivalent as defined above, and convertible preferred shares that were converted into common stock on a 1-4.55 basis upon the closing of the initial public offering, adjusted retroactively for the aforementioned stock split. Net loss per share used in the supplemental loss per share calculation was decreased for dividend requirements on preferred shares.

Liquidity and Capital Resources

The Company historically has been dependent upon sources other than operations to finance its working capital requirements. These sources include loans and/or investments from stockholders and their affiliates, private placements of its debt and equity securities, the Company's initial public offering and certain financing transactions pursuant to which the Company assigned the revenue stream from certain HelpMate robots and assigned the existing rental agreements related thereto in exchange for lump sum payments to the Company.

As of December 31, 1996, the Company's capital requirements in connection with the design, development and commercialization of its HelpMate system continue to be significant. (Principally due to the increased rate at which rental orders are being received (discussed above). As of December 31, 1996, the Company had orders to rent an additional 26 HelpMate robotics systems, an increase from the 11 units in the rental backlog at December 31, 1995. However, the manufacture and installation of the units required to satisfy this backlog is expected to utilize a significant amount of cash. Further, as the Company's trend of rapid rental order receipts continues, it will continue to put pressure on the Company's limited cash liquidity.

In addition, by mid 1996, the Company had determined that the results that it expected to experience had varied from the Company's estimates in that (i.) Otis Elevator had reduced its forecast of purchases from 26 units to 6 units (and for fiscal 1996 only purchased 4 units); (ii.) the distribution agreement established with Bell & Howell Mailmobile Company had resulted in no placements of HelpMates and was consequently terminated; (iii.) the mix of robot rentals versus robot sales was significantly weighted to rentals, resulting in a slower replenishment of cash, and (iv.) the time by which the Company was able to fully train its sales force and establish its marketing program was delayed by three months until June 30, 1996.

In light of the foregoing liquidity issues, the Company took the following actions effective November 1, 1996; a) the Company terminated ten employees from all of its departments; b) nine senior executives of the Company, including the Company's Chairman, its President, Vice President of Engineering and Controller agreed to partial salary deferrals for a period of up to six months. (The Chairman has elected to receive no pay and the
President has elected to receive 25% of his pay.)   If not then repaid, it is
anticipated that the salary deferred by these executives would be exchanged sometime in the Spring of 1997 for non-qualified options to purchase the Company's Common Stock. The terms of such options have not yet been finalized, although it is anticipated that they will have a below market exercise price and will be exercisable for no more than 100,000 shares of the Company's Common Stock in the aggregate, and that their issuance would require the approval by the Company's stockholders of an amendment to the Company's existing Amended and Restated 1995 Stock Option Plan; c) the Company's Chairman agreed to a grace period of up to six months for which principal and interest due on outstanding obligations owed him be waived until such time as the Company is better able to satisfy such obligations; and d) the Company postponed research and development related to new products until such time that the Company would be better able to finance the projects. The foregoing actions were taken with the objective of ensuring that the Company's cash on hand and cash generated from operations would be sufficient to satisfy its contemplated cash requirements until such time as it was able to complete the sale and leaseback transaction described below.

On February 7, 1997, the Company entered into a Purchase, Security and Remarketing Agreement and a Master Lease Agreement with Leasing Technologies International, Inc. ("LTI") for the sale and leaseback of fifteen of its robotic courier systems which are currently under rent from the Company to hospitals across the United States ("sold units"). The total proceeds obtained from this transaction was $1,230,000. As part of the transaction, the Company assigned all of its right, title and interest in the underlying rental agreements for the sold units and granted a security interest in fifteen additional rental agreements for units that were not sold to LTI ("collateral units"). The Purchase, Security and Remarketing Agreement requires the Company to, among other things, refurbish any sold unit that ceases to be rented by a hospital and place that sold unit on rent with another hospital prior to the Company placing one of its own units with another hospital. In addition, the Company is responsible for the maintenance of both the sold units and the collateral units. Upon the expiration of the Master Lease Agreement (36 months), the Company shares in residual rental payments from the sold units in the following manner: a)75% for the Company and 25% for LTI until such time as the Company receives an additional $372,032 and b) 50% for the Company and 50% for LTI thereafter. Finally, the Company has no right to repurchase the sold units from LTI. Concurrent with the closing of the above transaction, the Company a) hired two employees, b) restored the salaries of the nine senior executives discussed above and c)
resumed making principal and interest due on outstanding obligations.   The
Company has continued to postpone research and development related to new products until such time and the Company would be better able to finance the projects.

The Company anticipates obtaining additional working capital financing during the Spring or Summer of 1997 which will allow HRI to utilize an existing commitment for up to $5 million in additional rental financing and up to $10 million in lease financing. The Company has however taken actions and will institute other measures such as employee termination, salary deferrals, and the curtailment of sales, marketing and production activity to ensure that operations would continue throughout 1997 if the additional financing transactions are not consummated. These actions could however impact the Company in the following manner: a) reduce the time in which the Company will be able to fulfill its backlog requirements, b) negatively impact the Company's reputation in the marketplace and consequently negatively impact order receipts and c) indefinitely postpone the Company's ability to generate positive cash flow and / or income. However, the Company believes that even at a reduced level of operations, it will be able to produce, rent and/or sell, and install those units for which it has received firm orders. The Company continues to actively seek additional financing alternatives in order to strengthen its liquidity situation in the short term, and although the Company has identified some potential sources of such financing, the Company has no current commitments or agreements with respect to such and there can be no assurance that any additional financing will be available to
the Company on acceptable terms, or at all.   Such alternatives include, but
are not limited to transactions similar in nature to that entered into with LTI; private placement of the Company's securities in the United States or abroad; and / or mezzanine type financing (including senior or subordinated debt). Further, additional equity financing may involve substantial dilution of the stock ownership of the Company's existing stockholders. Moreover, financial or other covenants imposed by future financing sources might further adversely affect the Company's ability to pay dividends and management's ability to control the Company. Additionally, by transferring the title and rental agreements to a third party for an immediate cash payment, the Company could lose all or a portion of its opportunity to benefit from ongoing rentals in the future or from the residual value of the units upon the expiration of the rental agreements. Finally, no assurances can be given that any such financing will provide sufficient cash required for the Company to attain an operating revenue stream of cash sufficient to support the Company's continued operations. It is also not anticipated that current stockholders will provide any additional financing. (This paragraph contains forward looking statements and the Company's actual results may differ if (a) the mix of robot rentals versus sales changes; (b) existing orders get canceled; (c) the Company's own order/installation forecast changes; (d) the Company is unable to secure additional financing and (e) the actions and measures described above are not sufficient to ensure that operations will continue throughout 1997.)

Other (including 1995 and 1996 financing transactions)

In 1995 and 1994, the Company entered into three agreements with Hospital Tranporters Limited Partnership ("HTLP"), a limited partnership whose limited partners include the Chairman, the Chairman's brother and the President of the Compnay, whereby the Company transferred title to thirteen of its HelpMate robotic courier systems to HTLP to provide the Company with additional capital to fund its operations. The total proceeds obtained from these agreements approximated $1,170,000. (See Item 12 "Certain Relationships and Related Transactions" for additional information.)

In October, 1995, four entities which previously provided equity financing to the Company, Connecticut Innovations Incorporated, Minnesota Mining and Manufacturing, Landmark Partners Inc. and Connecticut Financial Developments, L.P. (collectively, the "Selling Bridge Security Holders") advanced an aggregate of $800,000 to the Company in exchange for, among other things, certain notes which, immediately prior to the Company's initial public offering of securities were convertible at a rate of one unit for each $4.06 advanced or 196,922 units. (See Item 12 "Certain Relationships and Related Transactions" for additional information.)

During the period August-December 1995, the Company assigned the operating leases for four HelpMate-Registered Trademark- robotics courier systems to Center Capital to provide the Company with additional capital to fund its operations. The total proceeds obtained from such financings approximated $228,000. (See Note 5 of the Notes to Financial Statements, which are attached hereto and made part hereof for additional information).

In 1995, the Company entered into an agreement with Westinghouse Electric Corporation ("Westinghouse"), the owner of its Danbury facility, to repurchase, for $210,000, all of the shares of the Company's Common Stock previously issued to Westinghouse in lieu of approximately $420,000 of rental obligations from the Company to Westinghouse. Such repurchase took place upon the closing of the Company's initial public offering.

In addition, during 1995 the Company received two loans, one from CII and one from its chairman for a total of $820,000. Such loans are payable over terms from four to five years, bear interest at 10% per annum and only interest is due on such loans for the first year. (See Item 12 "Certain Relationships and Related Transactions" for additional information.)

The Company's liquidity is also affected by its royalty obligations to Connecticut Innovations, Incorporated ("CII"). (See Item 12 "Certain Relationships and Related Transactions" for additional information.)

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

INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), SFAS 109. The Company's net operating loss carryforwards of approximately $17.3 million at December 31, 1995 expire during the years 1997-2011. The related deferred tax asset has been fully reserved because the ability of the Company to realize a future tax benefit from its net operating loss carryforwards may be limited.

INFLATION

The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States has had or will have a significant effect on its revenues or operations.

IMPACT OF NEW ACCOUNTING STANDARDS

In March, 1995 the Financial Accounting Standards Board (FASB) issued Statement No.121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. Accordingly, the Company adopted the accounting treatment prescribed by this statement for its 1996 fiscal year. Consequently, in the event that circumstances indicate that the carrying value of the Company's long lived assets may be impaired, an evaluation of the recoverability would be performed. If such an evaluation is required, the estimated future undiscounted cash flow associated with the asset would be compared to the carrying value of the asset to determine if a write-down to net realizable value is required. To date, such write-downs have not been material.

In 1995, the Financial Accounting Board also issued Statement No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). However, the Company continues to account for its stock based compensation under APB 25 and will only make the financial statement disclosures required by SFAS 123, if material or otherwise required. Accordingly, the aforementioned new accounting standard did not have any effect on the Company's results of operations.

Item 7 Financial Statements

The information required by Item 7 of Part II is incorporated herein by reference to the financial statements filed with this report. See item 13 of
Part III.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

                                   PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons:

The Company's executive officers and directors are as follows:

NAME                      AGE     POSITION

Joseph F. Engelberger     71      Chairman and Director

Thomas K. Sweeny          59      President, Chief Executive Officer,
                                  Treasurer and Director
John M. Evans, Jr.        55      Vice President, Engineering, Secretary
                                  and Director
John F. Barry             44      Director

Nobuo Saita               52      Director

Kevin F. Littlejohn       34      Director

Theodore Sall             70      Director

Sheldon Sandler           52      Director

Marc D. Greenberg         31      Controller and Assistant Treasurer

Mr. Engelberger co-founded the Company in 1984 and has served as a Director and the Chairman since that time. Prior to that, Mr. Engelberger founded and served as the first president of Unimation, Inc., the first industrial robotics company, which was acquired by Westinghouse Electric Corporation. He also founded and was the first president of Consolidated Controls Corporation, which was ultimately acquired by Eaton Corporation. Mr. Engelberger has written extensively on the subjects of instrumentation and robotics. Mr. Engelberger is the father of Gay Engelberger, the Company's director of marketing. Mr. Engelberger formerly served as a director of Anderson Group, Inc. and currently serves as a director of EDO Corporation.

Mr. Sweeny, a director of the Company since 1987, joined its management team in February 1995. From 1987 to February, 1995, Mr. Sweeny had been a partner and a managing director at Landmark Ventures Inc., a venture capital firm and, through an affiliate, one of the original investors in the Company. While at Landmark, Mr. Sweeny served as a director of eleven companies, including Infodex, Inc. and Nova Technologies, Inc., and acted in the capacity of CEO for Vortech Data Systems, Inc. and occupied the office of the president at Metallon Engineered Materials, Inc. From 1986 to 1987, Mr. Sweeny was employed by the Holley Division of Coltec Industries as Vice President of Joint Ventures and Acquisitions and later as Vice President of Engineering. From 1981 until 1986 he was employed by the Diesel Systems Division of United Technologies Corporation. He is also a past Chairman and past President of the Connecticut Venture Group and the founder and first Chairman of the Connecticut Venture Fair.

Dr. Evans co-founded the Company in 1984, and has served as a Director since that time. Dr. Evans served as the President of the Company from 1984 until February 1995. Dr. Evans currently serves as the Company's Vice President of Engineering. Prior to joining the Company, Dr. Evans founded Nova Robotics. From 1978 to 1981, Dr. Evans was Vice President of Engineering and Operations at a subsidiary of Gerber Scientific, Inc. From 1970 to 1978, Dr. Evans was employed by the National Bureau of Standards and Technology of the United States Department of Commerce where he started the Automation Technology program.

Mr. Barry has been a Director of the Company since June 1993. Mr. Barry is currently a Vice President of Prospect Street Connecticut Capital, Inc. and has served in that capacity for the past five years. Mr. Barry currently serves as a director of Prospect Street High Income Shares and Skyline Multimedia Company.

Mr. Saita has been a director of the Company since May 1996. He currently is employed by Yaskawa Electric Corporation, one of the Company's stockholders, as the Tokyo plant manager and a Director and has served in those capacities for the last five years.

Mr. Littlejohn has been a director of the Company since June 1995. He currently is a Vice President and Principal of Prospect Street Connecticut Capital, Inc. and has served in that capacity for the past five years.

Dr. Sall has been a director of the Company since March 1996. He currently is a Professor Emeritus at Ramapo College of New Jersey. Prior to holding this position, Dr. Sall was an Adjunct Professor of Clinical Medicine at the University of Medicine and Dentistry, New Jersey School of Nursing from 1991 to July 1995. Dr. Sall is also a Director of International Vitamin Corporation and Fluro Scan Inc.

Mr. Sandler has been a director of the Company since March 1996. He has been the Managing Director of Corporate Finance for Ladenburg Thalmann & Co., Inc., an investment banking firm located in New York City since 1991. Prior to joining Ladenburg, Mr. Sandler was the Managing Partner of two investment firms, Carnegie Securities and Sandler, Trench & Co., both located in Princeton, NJ Mr. Sandler was also a chief examiner at the Securities and Exchange Commission.

Mr. Greenberg has been Controller of the Company since November 1995. Prior to joining the Company, Mr. Greenberg was employed as the Controller of FlexiInternational Software, Inc., a software publisher from March 1995 to November 1995 and by the international professional services firm of Ernst & Young LLP from 1987 to 1995, where he provided audit, accounting and business services to a broad range of clients from start-ups to large publicly traded multinationals in diverse industries, including the Company and others in the high tech industry. Mr. Greenberg is a member of the American Institute of Certified Public Accountants and the Connecticut Society of Certified Public Accountants.

Board of Directors - Committees and Meetings

General

The board of directors held seven meetings in 1996.   All of the directors
attended at least 75% of the meetings of the board and the respective committees of the board of which they were a member during 1996 or in the case of Mssrs. Sall, Sandler, and Saita during the period in which they were directors, with the exception of Mr. Saita and Mr. Komiyama (Mr. Saita's predecessor), who did not attend any meetings.

Compensation

The Company does not pay any additional remuneration to employees serving as directors nor does it pay any such remuneration to Mssrs. Barry, Littlejohn or Saita. Mssrs. Sall and Sandler however receive an annual retainer of $5,000 plus fees of $500 per day for attendance at meetings of the board of directors and their respective committees. Directors' out of pocket expenses are not reimbursed by the Company.

Committees

The Board of Directors has the following standing Committees:

Audit Committee

The Audit Committee, which met two times in 1996, consists of three directors of the Company, all of whom are independent. The Audit Committee is responsible for the engagement of the Company's independent auditors and reviews with them the scope and timing of their audit services and any other services which they are asked to perform, their report on the Company's accounts following completion of the audit and the Company's policies and procedures with respect to internal accounting and financial control. The board of directors has appointed Messrs. Barry, Littlejohn and Sandler as the members of the Audit Committee.

Compensation Committee

The Compensation Committee, which met three times in 1996, is responsible for making recommendations to the board of directors with respect to compensation and benefit levels of executive officers of the Company. The board has appointed Messrs. Barry, Littlejohn and Sall as the members of the Compensation Committee.

Stock Option Committee

The Stock Option Committee, which met three times in 1996, is responsible for administering the Company's 1984, 1988 and 1995 Stock Option Plans. The board has appointed Messrs. Barry and Littlejohn to the Stock Option Committee.

Compliance with Section 16(a) of the Exchange Act:

Joseph F. Engelberger, Chairman and Director of the Company, filed his August, 1996 Form 4 in October 1996. Such form reported one purchase of 1,000 shares of the Company's Common Stock.

Item 10 Executive Compensation

The following table sets forth certain information regarding compensation awarded to, earned by, or paid to the Company's chief executive officer and each other executive officer and employee whose salary and bonus for the fiscal year ended December 31, 1996 exceeded $100,000.

                           FISCAL                  SECURITIES UNDERLYING
NAME AND POSITION           YEAR      SALARY            OPTIONS/SARS

Joseph F. Engelberger       1996      $100,000                -
Chairman of the Board       1995      $113,333              32,345
                            1994      $126,000               9,872

Thomas K. Sweeny            1996      $150,000                -
President/Chief             1995      $ 37,500              24,680
 Executive Officer          1994          -                   -

John M. Evans               1996      $139,000                -
Vice President              1995      $139,000               1,145
 of Engineering             1994      $127,000                -

Bala Krishnamurthy          1996      $103,750                -
Director of                 1995      $100,000                 824
 Software Engineering       1994      $100,000                -

Fred Cordano                1996      $101,750                -
Director of                 1995      $ 98,000                 805
 Manufacturing              1994      $ 98,000                -

The Company has entered into employment agreements with Messrs. Engelberger, Sweeny, and Evans and Ms. Krishnamurthy as well as one other employee not listed above. Each of these agreements contains noncompetition, nondisclosure and noninterference provisions.

Mr. Engelberger's employment agreement initially runs until December 31, 1998 and is automatically renewable from year to year thereafter. Mr. Engelberger is employed at seventy percent of normal working hours and receives an annual salary of $100,000. After the initial term, the agreement may be terminated by Mr. Engelberger at any time and by the Company with at least twelve months prior notice. If the Company provides less than tweleve months notice, it must continue to compensate Mr. Engelberger through the twelve-month period. In May 1995, the Company executed a promissory note for $320,000 in favor of Mr. Engelberger in connection with $200,000 of new financing provided to the Company and the refinancing of contingent compensation obligation to Mr. Engelberger for $120,000. See "Certain Relationships and Related Transactions."

Mr. Sweeny's employment agreement initially runs until December 31, 1998 and is automatically renewable from year to year thereafter. His annual base salary under the agreement is $150,000, and he is eligible for performance bonuses in amounts determined by the board of directors in its sole discretion. The agreement may be terminated by the Company for cause at any time with thirty days prior notice; after December 31, 1998, either party may terminate the agreement without cause with thirty days prior notice, provided, however, that if the Company terminates the agreement without cause, Mr. Sweeny is entitled to continue receiving his salary for a period of twelve months. In connection with this employment agreement, Mr. Sweeny received an option under the Company's 1988 Stock Option Plan to purchase up to 24,680 shares of its Common Stock for $1.01 per share. The option may be exercised in installments until October 31, 2005. (See Item 12 "Certain Relationships and Related Transactions" for additional information.)

Mr. Evans' employment agreement runs until December 31, 1998 and is automatically renewable from year to year thereafter. Under his agreement, Mr. Evans will be considered for annual salary increases based upon his performance and that of the Company. The agreement may be terminated by the Company for cause at any time with thirty days prior notice; after December 31, 1998, either party may terminate the agreement without cause with thirty days prior notice, provided, however, that if the Company terminates the agreement without cause, Mr. Evans is entitled to continue receiving his salary for a period of twelve months.

Ms. Krishnamurthy's employment agreement runs until December 31, 1997 and is automatically renewable from year to year thereafter. Under her agreement, Ms. Krishnamurthy will be considered for annual salary increases based upon her performance and that of the Company. The agreement may be terminated by either party without cause with thirty days prior notice, provided, however, that if the Company terminates the agreement without cause, Ms. Krishnamurthy is entitled to continue receiving her salary for a period of three months.

No grants of stock options or warrants were made during fiscal 1996 to the individuals named in the executive compensation table.

The following table sets forth information on the exercise of stock options and warrants issued to individuals named in the executive compensation table.

                              Shares               Number of                   Value of
                          acquired upon            Securities                unexercised
                           exercise of       underlying unexercised         in the money
                          Options during         Options/SARS at           Options/SARS at
Name                        fiscal 1996         December 31, 1996         December 31, 1996
------------              --------------   ---------------------------  --------------------------
                          Number   Value   Exercisable   Unexercisable  Exercisable  Unexercisable
Joseph F. Engelberger       0       $0     107,132        5,923         $13,397         $  866

Thomas K. Sweeny            0       $0       4,936       19,744         $   722         $2,888

John M. Evans, Jr.          0       $0      15,499          0           $ 6,824         $    0

Bala Krishnamurthy        12,054  $17,025      0            0           $     0         $    0

Fred Cordano                0       $0      15,934          0           $ 5,241         $    0


Item 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 1996 by each of the individuals named in the executive compensation table, the Company's directors and nominees, all directors and officers as a group and each person who is known by the Company to beneficially own five percent or more of the Company's voting securities.

                                               Shares Beneficially    Percent
Beneficial Owner                                     Owned           Ownership
----------------                              --------------------  -----------
Connecticut Financial Developments, LP             1,014,188           12.05%
c/o Prospect Street Connecticut Capital.
250 Park Avenue, 17th Floor
New York, NY 10177

Transitions Two Limited Partnership                  492,161            5.85%
c/o Landmark Partners, Inc.
760 Hopmeadow Street
Simsbury, CT 06070 (1)

Joseph F. Engelberger (2)(6)                         633,848            7.65%

Thomas K. Sweeny (3)(6)                              164,408            1.98%

John M. Evans Jr. (4)(6)                              97,353            1.18%

Bala Krishamurthy (6)                                 32,044             (8)

Fred Cordano (5)(6)                                   20,870             (8)

John F. Barry (7)                                      -0-               -0-
Prospect Street Connecticut Capital Inc.
250 Park Avenue, 17th Floor
New York, NY 10177

Kevin F. Littlejohn (7)                                -0-               -0-
Prospect Street Connecticut Capital Inc.
Exchange Place, 37th Floor
Boston, MA 02109

Nobuo Saita (7)                                        -0-               -0-
Yaskawa Electric Corporation
1-6-1, Ohtemachi Building
Chiyoda-ku, Tokyo 100, Japan

Theodore Sall (9)                                      3,000             (8)
47 Lake View Drive
Old Tappan, NJ 07675

Sheldon Sandler (9)                                    -0-               -0-
Ladenburg, Thalmann & Co. Inc.
540 Madison Avenue
New York, NY 10022

All Directors and Officers as a Group                955,087           11.52%


(1) Includes 81,894 warrants which are currently exercisable

(2) Includes 72,589 shares of common stock owned by Mr. Engelberger's wife, Margaret Engelberger, but does not include shares beneficially owned by Mr. Engelberger's adult children or his brother. Also includes 89,777 warrants which are currently exercisable and 17,355 options which are currently exercisable but does not include 5,923 options which are not currently exercisable.

(3) Includes 4,936 options which are currently exercisable but does not include 19,744 options which are not currently exercisable.

(4) Includes 15,499 options which are currently exercisable.

(5) Includes 15,934 options which are currently exercisable.

(6) The address for these individuals is in care of HelpMate Robotics Inc., Shelter Rock Lane, Danbury, CT 06810.

(7) Does not include shares beneficially owned by these individuals' employers.

(8) Less than one percent.

(9) Does not include 10,000 options which are currently not exercisable.

Item 12 Certain Relationships and Related Transactions

LOANS and FINANCING TRANSACTIONS

Hospital Transporters Limited Partnership

In 1995 and 1994, the Company entered into three agreements with Hospital Tranporters Limited Partnership ("HTLP"), a limited partnership whose limited partners include the Chairman, the Chairman's brother and the President of the Company, whereby the Company sold thirteen of its HelpMate robotic courier systems to HTLP to provide the Company with additional capital to fund its operations. Under the agreements, the Company guaranteed payments to HTLP of aggregating $2,020,829 over a five year period and at the expiration of the five year period the Company can repurchase from HTLP the HelpMate robotic courier systems. The total proceeds obtained from these agreements approximated $1,170,000 and as stipulated by these agreements, the Company remains responsible for the maintenance of the systems for which HTLP agreed to pay $3,500 per unit per year to the Company. The Company accounted for these transactions as a financing, recognizing the proceeds received as obligations at the discounted present value of the guaranteed payments having an effective interest rate of approximately 24%. The related assets are being depreciated over their estimated economic life (five years)

Connecticut Innovations Incorporated

In June, 1995, Connecticut Innovations Incorporated ("CII"), a shareholder, extended a loan ("CII Loan") to the Company in the amount of $500,000 with an annual interest rate of 10%. Interest alone was payable on the note in its first year and thereafter principal and interest is payable in forty eight equal installments. In connection with this loan, the Company granted to CII security interests in certain of its assets, including all of its intellectual property relating to HelpMate in the North and South American markets, and issued to CII warrants to purchase an aggregate of 74,074 shares of Common Stock at an exercise price of $2.70 per share, which expire on June 14, 2005. By virtue of this loan agreement, the Company is also required to, among other things, retain its principal place of business, and a majority of its employees and operations in the State of Connecticut until June, 2001.
In November 1996, the Company received from CII permission to postpone the repayment schedule on this loan for a period not to exceed six months.

In November, 1990, the Company entered into a loan agreement with CII. The agreement provided the Company with a $500,000 secured note, which is secured by the Company's property and equipment. The note is payable monthly, including interest at 12% in 60 equal installments commencing January 1, 1992. As additional consideration for entering into the loan agreement, the Company issued to CII warrants to purchase an aggregate of 40,947 shares of Common Stock at an exercise price of $2.44 per share, which expire on July 1, 2000. In November 1996, the Company received from CII permission to postpone the repayment schedule on this loan for a period not to exceed six months.

Chairman

In June, 1995, the Company entered into a financing transaction ("Loan Agreement") with the Company's Chairman in the amount of $200,000 on substantially the same terms as the CII Loan. Concurrently, the Company had committed to make a lump sum payment of $120,000 to its Chairman upon the occurrence of certain events. The Company and its Chairman however agreed to add the $120,000 obligation to the term of Loan Agreement in the form of a promissory note and subsequently in conjunction with the Company's initial public offering, the $120,000 obligation was converted into 19,200 units which consists of two shares of Common Stock and a Warrant to purchase one additional share of Common Stock at $5.75 per share.

Accordingly, the Company recorded $120,000 as non cash compensation expense
in the year ended December 31, 1995.   In consideration for making the Loan
Agreement, the Company issued to its Chairman additional warrants to purchase an aggregate of 29,630 shares of Common Stock at an exercise price of $2.70 per share, which expire on May 25, 2005. The Loan Agreement relieved the Company of any previous obligations with its Chairman. In November 1996, the Company received from its Chairman, permission to delay the repayment schedule on this loan for a period not to exceed six months. No additional interest accrued on this obligation by virtue of the delay in repayment. The Company also recognized $31,166 as a non-cash financing expense in the year ended December 31, 1995 to account for the compensatory nature of the issuance of the aforementioned warrants.

Selling Bridge Security Holders

In October 1995, CII, Minnesota Mining and Manufacturing ("3M"), Connecticut Financial Developments, L.P. ("CFD"), and Landmark Ventures Inc. ("Landmark"), each a stockholder of the Company, loaned the Company $300,000, $250,000, $100,000 and $150,000, respectively, and were issued warrants to purchase 29,616, 24,680, 9,872 and 14,808 shares, respectively, of the Common Stock at an exercise price of $4.05 per share. Interest only is due on each of these loans for the first year, and thereafter, they are payable over four years in monthly installments of principal and interest. Immediately prior to the closing of the Company's initial public offering, these warrants were canceled and these loans were converted into Units at a rate of one Unit for each $4.0625 of principal outstanding. Accordingly, the Company recorded $430,767 as an additional financing cost related to the issuance of these notes.

ROYALTY AND LICENSING ARRANGEMENTS

Connecticut Innovations Incorporated

During 1986, the Company entered into a contract with an independent corporation (the "Corporation") to assist in the development and manufacturing of a trackless robotic courier to be used primarily in the healthcare industry to transport materials ("HelpMate"). The Corporation had entered into a development agreement with CII, a state sponsored development corporation, in which CII would reimburse the Corporation for a portion of the development costs for the HelpMate-Registered Trademark- robotics courier system (the "sponsored products"). The contract between the Corporation and the Company granted the Company the right to assume the Corporation's rights under the agreement with CII.

During 1987, the Company assumed the Corporation's rights under the agreement, pursuant to which CII reimbursed the Company for $441,000 of
development costs related to the sponsored products.   In return for such
reimbursement, the Company must pay royalties aggregating $2,205,000 to CII as follows: (i) five percent of the Company's net sales of Sponsored Products, and (ii) fifty percent of any royalties received by the Company for payments against shipments of Sponsored Products by licensees of the Company. Thereafter, the Company must continue to pay royalties for a period equal to the period of time taken to satisfy this $2,205,000 royalty obligation, except that the royalty rate on the Company's net sales of Sponsored Products shall be reduced to one-half of one percent during such period. Such royalties are payable only to the extent that sales and license fees are realized. Through December 31, 1996, the Company had paid approximately $250,000 in royalties to CII.

In January 1996, the Company and CII agreed that during the two-year period commencing on the closing of the Company's initial public offering, the obligation to pay a royalty at a rate of five percent of sales of Sponsored Products would be reduced so that the payment with respect thereto would not exceed the greater of (i) one and one-half percent of the net sales of Sponsored Products or (ii) twenty percent (20%) of the Company's pre-tax profits (but in no event would such payment be more than five percent of net sales of Sponsored Products.) In addition, the Company will receive a credit of $300,000 against the $2,205,000 royalty obligation. In consideration of this modification, the Company issued to CII 50,000 shares of its Common Stock and a warrant to purchase 25,000 additional shares at $5.75 per share immediately prior to the closing of the Company's initial public offering. In addition, the Company may, at its option, extend the period permitting reduced royalty payments for an additional two years and receive another $300,000 credit against the royalty obligation by issuing to CII an additional 50,000 shares of Common Stock and warrants to purchase an additional 25,000 shares exercisable at $5.75 per share. Under the agreement, if the Company relocates its business outside the State of Connecticut, among other things, the Company must grant CII a nonexclusive right to all existing and future patents pertaining to the Sponsored Products. CII also may exercise a nonexclusive, worldwide and royalty-free license to manufacture, use and sell the Sponsored Products and to use all patent and trademark rights, technical information and know-how relating to the Sponsored Products in the event the Company defaults under the agreement. Accordingly, the Company recorded $156,250 of non-cash royalty expense in the year ended December 31, 1996 related to the issuance of these securities.

Yaskawa Electric Corporation

The Company has two agreements with Yaskawa Electric Corporation ("Yaskawa"), one of Japan's largest manufacturers of industrial robots and a shareholder of the Company.

Under its 1991 agreement with Yaskawa, the Company appointed Yaskawa as its exclusive distributor in Japan and certain other countries throughout Asia ("Yaskawa Territory") to sell its HelpMate robots and LabMate. This Agreement, which automatically renews for three-year terms unless a party elects not to renew, permits Yaskawa to purchase these products at a discount from the Company's then current published prices.

Under its 1992 agreement, the Company granted Yaskawa an exclusive license to manufacture, market and sell, in the Yaskawa Territory, systems which incorporate or make use of certain of the Company's technology and products used in the HelpMate robot system (collectively, the "Components"). This agreement permits Yaskawa to purchase the Company's products at their then current published prices. In exchange for this license, Yaskawa paid the Company a one-time nonrefundable and non-creditable fee of $500,000 in 1992, and until May 2002 will pay the Company a royalty based upon the sales of Yaskawa systems in the Yaskawa Territory and the relative proportion of the Components incorporated therein. At the end of this period, and assuming Yaskawa has fully paid all royalties due to the Company, Yaskawa will retain a royalty-free license to manufacture, market and sell systems that incorporate or make use of the Components.

In addition, the Company has granted Yaskawa a right of first refusal to become the exclusive distributor in the Yaskawa Territory of those future products of the Company having public, commercial and domestic service applications, including those used in healthcare, social welfare, cleaning and transportation. This right of first refusal does not apply to products that (i) are licensed to Electrolux pursuant to the Electrolux Agreements described below, (ii) are the subject of the Company's agreements with APS described below, or (iii) otherwise have been developed for the United States government under certain research and development agreements. Yaskawa has determined that building design and personal tastes in Japan require certain design modifications related to the size of the HelpMates.

Otis A/S, a Danish affiliate of Otis Elevator Company

The Company has granted Otis A/S ("Otis"), a Danish affiliate of Otis Elevator Company ("Otis Elevator"), a shareholder of the Company, an exclusive license to sell and/or rent HelpMates and peripheral equipment in Europe, the former Soviet Union, Africa, parts of the Middle East and certain other regions (the "Otis Territory"). In exchange for this license, Otis paid the Company a non-refundable and non-creditable $150,000 fee in six quarterly installments during the 24-month period beginning January 1, 1995 for technical training provided by the Company, and will pay the Company a fee equal to 5% of the gross sales of the products by Otis during the 18-month period beginning July 1, 1997. The training fee is recognized as revenue as it is earned ($25,000 per quarter). Otis has the right to purchase these products from the Company generally at a discount which approximates 58% of the Company's list prices. Further, if certain mutually agreed upon cost savings are achieved by the Company, the price of these products will be reduced by a portion of such savings. Otis also is entitled to a six percent finder's fee for successfully referring potential HelpMate customers in the United States to the Company. Otis also has the right, at no additional cost, to become the Company's exclusive distributor of HelpMates and peripheral equipment on a worldwide basis, other than in the United States and the Yaskawa Territory (unless these other areas become available in the future). Otis also has the right to match any third-party offer to become the Company's exclusive distributor in the Otis Territory (including any territory added to the Otis Territory as described above) of other products used for the transport of goods and people. The agreement with Otis expires in 2001, but will be extended until 2004 if Otis previously has purchased at least 250 HelpMate units. Thereafter, the agreement will be renewed automatically for three-year terms unless either party elects not to renew. If the Company elects not to renew the agreement, it must repurchase the shares of the Common Stock owned by Otis Elevator at a mutually agreed upon price. In the event the Company fails to meet Otis' annual production requirements, Otis may terminate the agreement and obtain the world-wide non-exclusive, irrevocable license to the intellectual property, rights, know-how and technology used in the products covered by the agreement (the "Product Technology") upon the payment to the Company of (i) a one time fee of up to $300,000, and (ii) royalties of six percent on net revenues from the sale or rental of covered products by Otis for a period of five years. Further, Otis may obtain a license to certain technical information related to the Products Technology currently held in escrow by Otis Elevator without any payment on its part in the event the Company materially breaches this agreement. The Company has agreed that ownership of trademark rights for the "HelpMate" name will belong to Otis in the Otis Territory.

Electrolux

Beginning in 1985, the Company entered into a series of license and development agreements with Electrolux, a stockholder and warrant holder of the Company, pursuant to which Electrolux was granted an exclusive worldwide license to manufacture, use, sell or lease (i) mobile robots containing a Company-developed navigation and control system (a "Company Controller") and having cleaning or mowing as their principal function; (ii) autonomous and semi-autonomous vacuum cleaners containing a Company Controller, and (iii) mobile robots developed with Company Controller technology and having indoor or outdoor floor care as their principal function. The Company and Electrolux have retained non-exclusive, worldwide licenses to manufacture, use, sell or lease such cleaner/mowers and vacuum cleaners so long as cleaning, mowing or vacuuming are only minor parts of their principal function. The licenses of the parties with respect to cleaner/mowers are royalty-free. Electrolux must pay royalties to the Company not to exceed $150,000 under its licenses for vacuum cleaners through April 1997 and must pay royalties to the Company not to exceed $3,000,000 under its licenses for floor cleaning machines through December 2002. The Company must pay royalties to Electrolux not to exceed $50,000 under its licenses for vacuums having vacuuming as only a minor function through April 1997. In connection with the license granted to Electrolux for floor cleaning machines, Electrolux received a right of first refusal to engage in projects with the Company for lawn care products using the Company's technology.

Through December 31, 1996, cumulative revenues, which are recognized upon shipment, from its agreements with the Otis affiliate and Yaskawa affiliates were $695,642 and $1,421,693, respectively.

EMPLOYMENT MATTERS

In February, 1995, Landmark agreed to make the services of its employee, Thomas K. Sweeny available to the Company as its President and Chief Executive Officer for a period of three years. To that end, since November, 1, 1995, the Company has directly employed Mr. Sweeny as its President and Chief Executive Officer pursuant to an employment agreement. From February 1, 1995 to October 31, 1995, Mr. Sweeny's services as President and Chief Executive Officer were provided to the Company pursuant to a service agreement between the Company and Landmark. As consideration, Landmark received an aggregate sum of $100,000 and 37,020 shares of the Company's common stock and Mr. Sweeny received 111,060 shares of the Company's common stock. Accordingly, the Company recognized non-cash compensation expense of $444,200 relating to the issuance of these shares during the year ended December 31, 1995.

The Company currently employs Mr. Engelberger's brother, John Engelberger, as a part-time Senior Sales Executive. Under the terms of John Engelberger's employment agreement, which is automatically renewable from year to year unless sooner terminated, he is entitled to an annual salary of $54,000 plus a commissions of $5,000 per robotic courier system that he sells or rents and is successfully installed. He is also eligible to participate in the Company's regular bonus plans and fringe benefit programs. Total compensation paid to John Engelberger for the years ended December 31, 1996 and 1995 was $79,000 and $76,000, respectively.

The Company also employs Mr. Engelberger's daughter, Gay Engelberger, as the Director of Marketing. Ms Engelberger receives an annual salary of $70,000 and is eligible to participate in the Company's regular bonus plans and fringe benefit programs.

The Company further employs Mr. Sweeny's son, Thomas K. Sweeny III, as a Sales Executive, who receives an annual salary of $25,000 and is eligible to participate in the Company's regular bonus and commission plans, as well as the Company's fringe benefit programs. No commissions were paid to Mr. Sweeny in 1996 or 1995.

OTHER STOCKHOLDER AGREEMENTS

In 1993 the Company authorized the issuance of $50,000 in equity securities to Landmark Partners, Inc. as payment for advisory services rendered by Landmark in 1992 and 1993. In fulfillment of its obligation to issue those securities, the Company issued, at the direction of Landmark Partners, Inc., 5,609 Shares of Common Stock to Mr. Sweeny and 5,610 shares to other stockholders of Landmark. On October 1, 1995, 500 shares of the Company's preferred stock were issued to the Company's president and two other stockholders of Landmark Partners, Inc., as consideration for advisory services rendered to the Company. Accordingly, the Company recognized non-cash compensation expense of $50,000 relating to the issuance of these shares during the year ended December 31, 1995.

In December 1994, Otis Elevator Company ("Otis Elevator"), a stockholder of the Company, purchased 123,400 shares of the Common Stock at a purchase price of $12.16 per share. In connection with the purchase, Otis was given the right to be notified by the Company of any negotiations which the Company may conduct with third parties regarding the sale of the Company. Upon such notification, Otis will have the right to negotiate with the Company on its own behalf regarding any proposed transaction.

SAFE HARBOR STATEMENT

Statements which are not historical facts in this report are forward looking statements, made on a good faith basis. Such forward looking statements, including those concerning the Company's expectations for demand and sales or rentals of new or existing products, profitability, cash flow, etc. all involve risk and uncertainties. Actual results may differ materially from forward looking statements for reasons including, but not limited to, changes in the healthcare industry, mix of robot rentals versus sales and the Company's ability to finance its ongoing operations.

Item 13 Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the fourth quarter of 1996.

                        INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements:

Report of Independent Auditors .............................................. 1

Balance sheet at December 31, 1996 .......................................... 2

Statements of operations for the years ended December 31, 1996 and 1995 ..... 3

Statements of stockholders' equity (deficit) for the years ended
  December 31, 1996 and 1995 ................................................ 4

Statements of cash flows for the years ended December 31, 1996 and 1995 ..... 5

Notes to Financial Statements ............................................... 6

                               INDEX TO EXHIBITS

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

  NO.   DESCRIPTION OF EXHIBIT

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

  NO.   DESCRIPTION

10.61* Warrant dated March 22, 1993, issued to Transitions Two for 5,000 shares of the Registrant's Common Stock, expiring on March 21, 1999.
10.62* Warrant dated July 1, 1993, issued to Electrolux for 4,300 shares of the Registrant's Common Stock, expiring on June 30, 1999.
10.63* Warrant dated May 26, 1995, issued to Mr. Engelberger for 4,000 shares of the Registrant's Common Stock, expiring May 25, 2005.
10.64* Stock Subscription Warrant dated June 14, 1995, issued to CII for 10,000 shares of the Registrant's Common Stock, expiring June 14, 2005.
10.65* Warrant and Stock Put Agreement dated June 14, 1995 between the Registrant and CII.
10.66*  Stock Subscription Warrant dated September 20, 1995, issued to
        CII for 6,000 shares of the Registrant's Common Stock, expiring September 20, 2005.
10.67* Warrant and Stock Put Agreement dated September 20, 1995 with CII. 10.68* Stock Subscription Warrant dated October 3, 1995, issued to 3M for
        5,000 shares of the Registrant's Common Stock, expiring
        September 30, 2005.
10.69*  Stock Subscription Warrant dated September 28, 1995, issued to
        Landmark for 3,000 shares of the Registrant's Common Stock, expiring September 30, 2005.
10.70* Stock Subscription Warrant dated September 27, 1995, issued to CFD for 2,000 shares of the Registrant's Common Stock, expiring
        September 30, 2005.
10.71*  1984 Nonqualified Stock Option Plan dated September 21, 1984.
10.72*  1988 Nonqualified Stock Option Plan dated October 27, 1988.
10.73*  Form of 1995 Stock Option Plan.
10.74 Purchase, Security and Remarketing Agreement with Leasing Technologies International, Inc. dated as of February 7, 1997. 1995 (Incorporated by reference to Form 8-K filed February 21, 1997, Exhibit No. 10.01)
10.75 Master Lease Agreement with Leasing Technologies International, Inc. dated as of January 23, 1997 and related Equipment Schedules No. 01 through No. 05. 1995 (Incorporated by reference to Form 8-K No. filed February 21, 1997, Exhibit No. 10.02)
10.76 Letter Agreement with Leasing Technologies International, Inc. dated as of February 7, 1997. 1995 (Incorporated by reference to Form 8-K filed February 21, 1997, Exhibit No. 10.03)
10.77   HelpMate Robotics Inc. 1996/1997 Vendor Marketing Program dated
        12/12/96.
11.01   Statement Re: Computation of Primary Per Share Earnings.
11.02   Statement Re: Computation of Supplemental Per Share Earnings
27.1    Financial Data Schedule for the year ended December 31, 1996

* Incorporated by reference to Form SB2 Number 33-99348 filed January 31, 1996 under the same exhibit number as filed therein.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT) HELPMATE ROBOTICS INC.

By        /s/ Thomas K. Sweeny
  --------------------------------------                Date   March 27, 1997
          (Signature and Title)
            Thomas K. Sweeny,
  President and Chief Executive Officer,
    Director, Treasurer and Principal
            Financial Officer



By         /s/ Marc D. Greenberg
   --------------------------------------                Date   March 27, 1997
          (Signature and Title)
            Marc D. Greenberg,
   Controller and Assistant Treasurer,
       Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By       /s/ Joseph F. Engelberger
  -------------------------------------                   Date   March 27, 1997
         (Signature and Title)
         Joseph F. Engelberger,
       Chairman and Director Date



By         /s/ Thomas K. Sweeny
  --------------------------------------                  Date   March 27, 1997
           (Signature and Title)
             Thomas K. Sweeny,
  President and Chief Executive Officer,
          Director, Treasurer and
        Principal Financial Officer



By       /s/ John M. Evans Jr.
  --------------------------------------                  Date   March 27, 1997
           (Signature and Title)
             John M. Evans Jr.,
   Vice President Engineering, Secretary
                and Director



By          /s/ Theodore Sall
  --------------------------------------                  Date   March 27, 1997
           (Signature and Title)
          Theodore Sall, Director


By          /s/ John Barry
  --------------------------------------                  Date   March 27, 1997
           (Signature and Title)
           John Barry, Director



By          /s/ Sheldon Sandler
  --------------------------------------                  Date   March 27, 1997
           (Signature and Title)
         Sheldon Sandler, Director



By          /s/ Kevin Littlejohn
  --------------------------------------                  Date   March 27, 1997
           (Signature and Title)
         Kevin Littlejohn, Director

                                 REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
HelpMate Robotics Inc.

    We have audited the balance sheet of HelpMate Robotics Inc. as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HelpMate Robotics Inc. at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the financial statements, the Company changed the period over which installation costs related to equipment leased to others is amortized.

                                                   Ernst & Young LLP

Stamford, Connecticut
March 7, 1997

                                 HelpMate Robotics Inc.

                                    BALANCE SHEET

                                  December 31, 1996

Assets
Current assets:
Cash............................................................  $  609,808
Accounts receivable, net of allowance for doubtful accounts of
  $60,000.......................................................     340,047
Inventory, net of reserve for obsolescence of $50,000 (Notes 1
  and 2)........................................................   1,554,674
Other...........................................................      13,000
                                                                  ----------
Total current assets............................................   2,517,529
Installation costs, net of accumulated amortization of $761,742
  (Note 1)......................................................     353,353
Equipment leased to others, net of accumulated depreciation of
  $764,864 (Notes 1 and 3)......................................   1,331,412
Property and equipment, net of accumulated depreciation of
  $618,359 (Notes 1 and 3)......................................     520,704
                                                                  ----------
                                                                  $4,722,998
                                                                  ----------
                                                                  ----------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable..............................................  $  740,462
  Accrued expenses..............................................     245,121
  Accrued compensation and employee benefits....................     231,807
  Current portion notes payable (Note 5)........................     507,821
  Customer advances.............................................      36,830
                                                                  ----------
Total current liabilities.......................................   1,762,041
Notes payable, less current portion (Note5).....................   1,152,559
Commitments (Note 10)
Stockholders' equity: (Note 7)
  Common stock, no par value; 10,000,000 shares authorized;
  6,288,507 shares issued and outstanding.......................  16,961,140
  Capital surplus...............................................   5,112,226
  Accumulated deficit........................................... (20,264,968)
                                                                  ----------
Total stockholders' equity......................................   1,808,398
                                                                  ----------
                                                                  $4,722,998
                                                                  ----------
                                                                  ----------

See accompanying notes.
                                       2

                             HelpMate Robotics Inc.

                            STATEMENTS OF OPERATIONS

                       Years ended December 31, 1996 and 1995

                                                                      1996           1995
                                                                  -------------  -------------
Revenues:
  Sales revenues................................................  $   1,160,373  $   1,680,353
  Rental revenues...............................................      1,282,154        949,045
  Research and development contracts............................        174,550        129,555
                                                                  -------------  -------------
Total revenues..................................................      2,617,077      2,758,953
Cost of revenues:
  Cost of sales.................................................        739,573      1,282,510
  Cost of rentals...............................................      1,185,175        907,263
  Cost of research and development contracts....................        155,380         95,298
                                                                  -------------  -------------
Total costs of revenues.........................................      2,080,128      2,285,071
                                                                  -------------  -------------
Gross profit....................................................        536,949        473,882
Operating expenses:
  Selling, general and administrative...........................      5,423,127      2,736,873
  Non-cash compensation expense (Notes 1 and 11)................         45,938        698,787
                                                                  -------------  -------------
                                                                      5,469,065      3,435,660
                                                                  -------------  -------------
Operating loss..................................................     (4,932,116)    (2,961,778)
Non-cash financing expense (Notes 4 and 5)......................       --             (461,933)
Interest expense (Note 5).......................................       (334,324)      (328,630)
Interest income.................................................        133,994            927
Other income....................................................         74,588         68,140
                                                                  -------------  -------------
                                                                       (125,742)      (721,496)
                                                                  -------------  -------------
Loss before preferred stock dividends...........................     (5,057,858)    (3,683,274)
Preferred stock dividends paid (Note7)..........................         57,147        790,866
                                                                  -------------  -------------
  Net loss applicable to common stock...........................  $  (5,115,005) $  (4,474,140)
                                                                  -------------  --------------
                                                                  -------------  --------------
  Per share amounts:
  Net loss applicable to common stock...........................  $       (0.88) $       (2.76)
                                                                  -------------  -------------
                                                                  -------------  -------------
  Weighted average number of shares of common stock outstanding
    (Note 1)....................................................      5,847,781      1,623,802
                                                                  -------------  -------------
                                                                  -------------  -------------
  Supplemental net loss applicable to common stock..............  $       (0.84)
                                                                  -------------
                                                                  -------------
  Supplemental weighted average number of shares of common stock
    outstanding (Note 1)........................................      6,001,628
                                                                  -------------
                                                                  -------------

    See accompanying notes.

                                  HelpMate Robotics Inc.

                       Statements of Stockholders' Equity (Deficit)

                                                 Series A
                                                Convertible
                                                 Preferred      Common        Capital       Accumulated      Treasury
                                                   Stock         Stock        Surplus        Deficit           Stock     Total
                                                 ----------     ----------    -----------     -----------     --------  ----------
Balance at December 31, 1994.................... $6,216,534    $2,594,987    $5,149,881    ($11,523,836)    ($16,300)  $ 2,421,266
Common stock issued for rent (11,040 shares)....          -       134,191             -               -            -       134,191
Preferred stock issued for services rendered
   (500 shares).................................     50,000             -             -               -            -             -
Preferred stock dividends:
   Issuance of 7,909 shares of preferred stock..    790,866             -      (790,866)              -            -             -
Issuance of warrants............................          -             -        31,166               -            -        31,166
Compensatory element related to conversion
   rights of convertible promissory notes.......          -             -       430,767               -            -       430,767
Issuance of 148,080 shares of common stock......          -             -       444,240               -            -       444,240
Issuance of stock options below fair market
   value........................................          -             -        84,547               -            -        84,547
Net loss........................................          -             -             -      (3,683,274)           -    (3,683,274)
                                                 ----------     ----------    -----------     -----------     --------  -----------
Balance at December 31, 1995....................  7,057,400     2,729,178     5,349,735     (15,207,110)     (16,300)      (87,097)

Preferred Stock Dividends Paids.................          -             -       (57,147)              -            -       (57,147)
Cancellation of Treasury Stock..................          -             -       (16,300)              -       16,300             -
Conversion of preferred stock (71,438 shares)
   into common stock (1,604,409 shares)......... (7,057,400)    7,057,400             -               -            -             -
Conversion of promissory notes payable into
   common stock (393,844 shares)................          -       800,000             -               -            -       800,000
Issuance of common stock (38,400 shares) in
   consideration of cancellation of obligtion
   to chairman..................................          -       120,000             -               -            -       120,000
Issuance of common stock (2,505,992 shares)
   net of expenses..............................          -     6,093,441             -               -            -     6,093,441
Issuance of common stock in consideration of
   amendment to 1986 development agreement
   (50,000 shares)..............................          -       156,250             -               -            -       156,250
Redemption of common stock (34,552 shares)
   issued for rent..............................          -             -      (210,000)              -            -      (210,000)
Exercise of stock options (16,155 shares).......          -         4,871             -               -            -         4,871
Issuance of stock options below fair market
   value........................................          -             -        45,938               -            -        45,938
Net loss........................................          -             -             -      (5,057,858)           -    (5,057,858)
                                                 ----------     ----------    -----------     -----------     --------  -----------
Balance at December 31, 1996.................... $        -   $16,961,140    $5,112,226    ($20,264,968)      $    -    $1,808,398
                                                 ----------     ----------    -----------     -----------     --------  -----------
                                                 ----------     ----------    -----------     -----------     --------  -----------

                                  HelpMate Robotics Inc.

                                 STATEMENTS OF CASH FLOWS

                          Years ended December 31, 1996 and 1995

                                                                      1996           1995
                                                                  -------------  -------------
Operating activities
Net loss........................................................  $  (5,057,858) $  (3,683,274)
Adjustments to reconcile net loss to net cash used by operating activities:
  Rent (Note10).................................................       --              134,191
  Interest (Note 5).............................................        249,974        219,258
  Royalty (Note 8)..............................................        156,250       --
  Compensation (Notes 1 and 11).................................         45,938        698,787
  Financing (Notes 4 and 5).....................................       --              461,933
  Provision for doubtful accounts...............................         71,355         55,096
  Provision for inventory obsolescence..........................       --               50,000
  Depreciation and amortization (Notes 1 and 3).................        982,202        757,058
  Other.........................................................         44,547       --
Changes in operating accounts:
  (Increase) decrease in accounts receivable....................         22,917         33,889
  (Increase) decrease in inventory..............................       (289,718)       101,238
  (Increase) decrease in other assets...........................         14,460         23,460
  (Decrease) increase in accounts payable and accrued expenses..        507,325         62,071
  (Decrease) increase in customer advances......................        (83,083)       (42,840)
                                                                    -------------  -------------
Total adjustments...............................................      1,722,167      2,554,141
                                                                    -------------  -------------
Net cash used by operating activities...........................     (3,335,691)    (1,129,133)
                                                                    -------------  -------------
Investing activities
Installation costs..............................................       (385,597)      (193,666)
Equipment leased to others......................................     (1,174,038)      (410,284)
Purchase of property and equipment..............................       (352,234)       (45,178)
                                                                    -------------  -------------
Net cash used by investing activities...........................     (1,911,869)      (649,128)
                                                                    -------------  -------------
Financing activities
Proceeds from issuance of notes payable (Note 5)................       --            1,287,981
Proceeds from issuance of convertible promissory notes (Note
  4)............................................................       --              800,000
Repayments of notes payable (Note 5)............................       (393,549)      (393,720)
Proceeds from exercise of stock options (Note 7)................          4,871       --
Redemption of common stock issued for rent (Notes 7 and 10).....       (210,000)      --
Deferred equity issuance costs..................................       --              (45,500)
Proceeds from issuance of common stock, net of expenses (Note
  7)............................................................      6,093,441       --
Preferred stock dividends paid (Note 7).........................        (57,147)      --
                                                                  -------------  -------------
Net cash provided by (used in) financing activities.............      5,437,616      1,648,761
                                                                  -------------  -------------
Net increase (decrease) in cash and cash equivalents............        190,056       (129,500)
Cash at beginning of year.......................................        419,752        549,252
                                                                  -------------  -------------
Cash at end of year.............................................  $     609,808  $     419,752
                                                                  -------------  -------------
                                                                  -------------  -------------
Supplemental Information:
Cash interest paid (Note 5).....................................  $      84,350  $     108,445
                                                                  -------------  -------------
                                                                  -------------  -------------

See accompanying notes.

                             HELPMATE ROBOTICS INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Organization, Nature of Business and Summary of Significant Accounting
Policies

ORGANIZATION / NATURE OF BUSINESS

    HelpMate Robotics Inc. ("HelpMate", "HRI", or the "Company"), was incorporated in May 1984. The Company is primarily engaged in the design, manufacture and sale of the Company's flagship product, the HelpMate-Registered Trademark- robotics courier system, a trackless robotic courier used primarily in the healthcare industry to transport materials. The Company derives revenue from three principal sources: rentals and sales of HelpMates; sales of robotic components such as LabMate, LightRanger and BiSight and from research and development contracts.

BASIS OF PRESENTATION

    The financial statements have been prepared in conformity with generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from these estimates. In addition, certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

    The accompanying financial statements have also been prepared assuming the Company will continue as a going concern. The Company anticipates obtaining additional working capital financing during the Spring or Summer of 1997 which will allow HRI to utilize an existing commitment for up to $5 million in additional rental financing and up to $10 million in lease financing. The Company has however taken actions and will institute other measures such as employee termination, salary deferrals, and the curtailment of sales, marketing and production activity to ensure that operations would continue throughout 1997 if the additional financing transactions are not consummated. The Company believes that even at a reduced level of operations, it will be able to produce, rent and/or sell, and install those units for which it has received firm orders. The Company continues to actively seek additional financing alternatives in order to strengthen its liquidity situation in the short term, and although the Company has identified some potential sources of such financing, the Company has no current commitments or agreements with respect to such and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

SIGNIFICANT ACCOUNTING POLICIES

    REVENUE RECOGNITION

    Revenues from rentals for equipment leased to others is recognized on a straight line basis over the lease term which commences upon the delivery, installation and training of personnel on the product. Revenues from HelpMate product sales are recognized upon the delivery, installation and training of personnel on the product. Revenues from the Company's foreign licensors, who are also shareholders of the Company, and revenues from sales of robotic components are recognized upon shipment of product. Revenues from research and development contracts are accounted for on the percentage of completion method, based upon costs incurred and are comprised principally of studies and prototypes of robotic applications predominantly for governmental agencies. Where estimated losses on research and development contracts exist, they are provided for on the entire contract.

    Revenues from the Company's shareholders approximated $284,000 and $615,000 for the years ended December 31, 1996 and 1995, respectively.

                             HELPMATE ROBOTICS INC.

1. Organization, Nature of Business and Summary of Significant Accounting Policies (CONTINUED)

CONCENTRATION OF CREDIT RISK

    The Company markets its robotic couriers mainly to hospitals in the United States. The Company performs periodic credit evaluations of its customer's financial condition and generally does not require collateral. Credit losses have historically been within the Company's expectations. Further, the Company maintains two federally insured disbursing accounts for its cash. The Company has potential credit risk associated with cash balances in excess of federal depository insurance.

    At December 31, 1996, amounts due from government agencies approximated 14% and amounts due from shareholders approximated 16% of total accounts receivable, respectively.

INVENTORY

    Inventory is stated at the lower of cost (first-in first-out method) or market and is evaluated periodically to determine what level of a reserve for obsolescence is required. The Company has approximately thirty primary suppliers and several hundred secondary vendors. Two such suppliers each provide more than ten percent of the cost for the HelpMate Robotic Courier Systems. The Company believes that with appropriate hardware or engineering effort several commercially available alternatives for parts from these vendors exist.

PROPERTY AND EQUIPMENT

    Furniture and fixtures, machinery and equipment and leasehold improvements are stated at cost. Depreciation is computed on the straight line method based upon the estimated useful lives of the assets. These include furniture and fixtures (three to five years); machinery and equipment (five to ten years); and leasehold improvements (over the term of the lease). Depreciation expense for property and equipment was $98,530 and $72,770 for the years ended December 31, 1996 and 1995, respectively.

EQUIPMENT LEASED TO OTHERS

    Equipment leased to others is stated at cost. Depreciation is computed on the straight line method based upon the estimated useful lives of the assets (five years). Depreciation expense for equipment leased to others was $736,335 and $566,264 for the years ended December 31, 1996 and 1995, respectively. The total of guaranteed future minimal rentals on equipment leased to others at December 31, 1996 was $950,762, which consists of $815,360 in 1997 and $135,402 in 1998.

INSTALLATION COSTS

    The Company incurs certain direct expenses associated with the installation of its equipment leased to others. The Company has recast its fiscal 1995 statements of operations, cash flows and stockholders' equity to reflect a change in the period over which the Company's installation costs related to its equipment leased to others is amortized. The Company previously amortized such costs over a five year period. Under the new policy such costs are amortized over the initial term of the lease in accordance with the generally accepted accounting principles prescribed for leases. In 1996, such costs increased in significance in relation to the Company's financial statements, which was attributable to among other things, the Company's increased volume of business and current market conditions which required the Company to incur more of these costs. This change affects the financial statements of the Company primarily by amortizing such costs more rapidly, as typically the initial term of the leases entered into by the Company range from one to three years. This change increased the Company's previously reported 1995 net loss by $119,118 ($0.07 per share). Further, accumulated deficit and stockholder's equity (deficit) as of January 1, 1995 have been increased and decreased, respectively by $123,086 for the effect of applying this change retroactively. Amortization expense for installation costs was $147,337 and $118,024 for the years ended December 31, 1996 and 1995, respectively.

                             HELPMATE ROBOTICS INC.

1. Organization, Nature of Business and Summary of Significant Accounting Policies (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

    Software development costs incurred by the Company have historically been expensed as incurred as the Company has, to date, not been able to demonstrate recovery (net realizable value) based upon future cash flows from the rental or sale of the associated products. Current enhancements to the Company's software are not of a nature considered to be material modifications and therefore would not be capitalized under SFAS 86. The Company will continue to evaluate the significance of capitalizing software development costs.

EARNINGS PER SHARE AND SUPPLEMENTAL NET LOSS PER SHARE

    Earnings per common share is computed using the treasury stock method based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted retroactively for the stock split described in Note 7. Shares from the assumed exercise of options and warrants granted by the Company and shares issuable in connection with the Company's convertible preferred stock have been included in the computations of earnings per share for all periods unless their inclusion would be anti-dilutive. However, for purposes of computing net loss per share, options and warrants granted by the Company during the 12 months preceding the initial public offering date, including those shares issuable in connection with the anti-dilution provisions of certain warrant agreements have been included in the calculation of common stock and common stock equivalent shares outstanding as if they were outstanding for all periods presented using the treasury stock method and the public offering price of $6.25 per unit or $3.00 per share and $0.25 per warrant. (See Note 7)

    Supplemental net loss per share of common stock for the year ended December 31, 1996 was ($0.84). Supplemental net loss per share of common stock is computed using the if-converted method based on the pro forma weighted average number of shares of common stock and common stock equivalent as defined above, and convertible preferred shares that were converted into common stock on a 1-4.55 basis upon the closing of the initial public offering (described in Note
7), adjusted retroactively for the aforementioned stock split. Net loss per share used in the supplemental loss per share calculation was decreased for dividend requirements on preferred shares.

STOCK BASED COMPENSATION

    The Company accounts for stock option grants in accordance with APB 25 and expects to continue to do so in the future. Accordingly, non-cash compensation expense of $45,938 and $84,547 for stock options granted below fair market value has been recorded in the years ended December 31, 1996 and 1995, respectively. In 1995, the Financial Accounting Board also issued Statement No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") and the Company only make the financial statement disclosures required by SFAS 123, if material or otherwise required. No disclosures related to SFAS 123 have been recorded for the year ended December 31, 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash, Accounts Receivable and Accounts Payable--The carrying amount reported in the balance sheet for these accounts approximate their fair value.

    Long Term Debt--The fair value of the Company's long term debt is estimated using discounted cash flow analyses, based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements. Such fair value is approximately $16,000 less than the carrying amount.

                             HELPMATE ROBOTICS INC.

2. INVENTORY

    Inventory is comprised of the following at December 31, 1996:

Raw materials...................................................  $1,015,570
Work in process.................................................     82,437
Finished goods..................................................    506,667
                                                                  ---------
                                                                  1,604,674
Reserve for obsolescence........................................    (50,000)
                                                                  ---------
                                                                  $1,554,674
                                                                  ---------
                                                                  ---------

3. PROPERTY AND EQUIPMENT AND EQUIPMENT LEASED TO OTHERS

    Property and equipment and equipment leased to others is comprised of the following at December 31, 1996:

Furniture and fixtures..........................................  $  90,843
Machinery and equipment.........................................  1,021,928
Leasehold improvements..........................................     26,292
                                                                  ---------
                                                                  1,139.063
Less accumulated depreciation and amortization..................   (618,359)
                                                                  ---------
                                                                  $ 520,704
                                                                  ---------
                                                                  ---------
Equipment leased to others......................................  $2,096,276
Less accumulated depreciation and amortization..................   (764,864)
                                                                  ---------
                                                                  $1,331,412
                                                                  ---------
                                                                  ---------

4. CONVERTIBLE PROMISSORY NOTES PAYABLE

    In October, 1995, four entities which previously provided equity financing to the Company, Connecticut Innovations Inc., Minnesota Mining and Manufacturing, Landmark Partners and Connecticut Financial Developments, L.P. (collectively, the "Selling Bridge Security Holders") advanced an aggregate of $800,000 to the Company in exchange for, among other things, certain notes which, immediately prior to the Company's initial public offering of securities (Note 7) were convertible at a rate of one unit for each $4.06 advanced or 196,922 units. The notes bore interest at a rate of 10% and were due and payable on or before October 1, 2000. In conjunction with the advancement of the aforementioned funds, the Selling Bridge Security Holders were issued warrants to purchase an aggregate of 78,976 shares of the Company's common stock at an exercise price of $4.05 per share. Such warrants were canceled upon the consummation the Company's initial public offering and the Company recognized $430,767 as a non cash financing expense related to the conversion rights of these notes in the year ended December 31, 1995.

                             HELPMATE ROBOTICS INC.

5. NOTES PAYABLE

    Notes Payable is comprised of the following at December 31, 1996:

Secured note payable at 12%.....................................  $  32,711
Secured notes payable to Center Capital at rates ranging from
  15% to 17.5%..................................................    127,116
Secured notes payable at 10%....................................    651,719
Secured notes payable to HTLP at 24%............................    848,834
                                                                  ---------
Less current portion............................................   (507,821)
                                                                  ---------
                                                                  $1,152,559
                                                                  ---------
                                                                  ---------

    Maturities of notes payable are $507,821 in 1997, $519,087 in 1998, $477,076 in 1999 and $156,396 in 2000.

    During the period August-December 1995, the Company assigned the operating leases for four HelpMate-Registered Trademark- robotics courier systems to Center Capital to provide the Company with additional capital to fund its operations. The total proceeds obtained from such financings approximated $228,000 and as stipulated by the assignment agreements, the Company remains responsible for the maintenance of the systems. The Company accounted for these transactions as a financing, recognizing the proceeds received as obligations at the discounted present value of the lease payments having effective interest rates of 15% to 17.5% on the remaining obligations. The related leased assets are being depreciated over the life of the assets. On August 15, 1996, the revenue stream from one of the systems reverted back to the Company as the fixed term of the operating lease assigned had expired.

    In 1995 and 1994, the Company entered into three agreements with Hospital Transporters Limited Partnership ("HTLP"), a limited partnership whose limited partners include the Chairman, the Chairman's brother and the President of the Company, whereby the Company transferred title and assigned the related rental agreements to thirteen of its HelpMate robotic courier systems to HTLP to provide the Company with additional capital to fund its operations. Under the agreements, the Company guaranteed payments to HTLP of $2,020,829 over a five year period and at the expiration of the five year period the Company can repurchase from HTLP the HelpMate robotic courier systems. The total proceeds obtained from these agreements approximated $1,170,000 and as stipulated by these agreements, the Company remains responsible for the maintenance of the systems for which HTLP agreed to pay $3,500 per unit per year to the Company. The Company accounted for these transactions as a financing, recognizing the proceeds received as obligations at the discounted present value of the guaranteed payments having an effective interest rate of approximately 24%. The related assets are being depreciated over their estimated economic life.

    In June, 1995, Connecticut Innovations Incorporated ("CII") extended a loan ("CII Loan") to the Company in the amount of $500,000 with an annual interest rate of 10%. Interest alone was payable on the note in its first year and thereafter principal and interest is payable in forty eight equal installments. In connection with this loan, the Company granted to CII security interests in certain of its assets, including all of its intellectual property relating to HelpMate in the North and South American markets, and issued to CII warrants to purchase an aggregate of 74,074 shares of Common Stock at an exercise price of $2.70 per share, which expire on June 14, 2005. By virtue of this loan agreement, the Company is also required to, among other things, retain its principal place of business, and a majority of its employees and operations in the State of Connecticut until June, 2001. In November 1996, the Company received from CII permission to postpone the repayment schedule on this loan for a period not to exceed six months.

                             HELPMATE ROBOTICS INC.

5. NOTES PAYABLE (CONTINUED)

    In June, 1995, the Company entered into a financing transaction ("Loan Agreement") with the Company's Chairman in the amount of $200,000 on substantially the same terms as the CII Loan. Concurrently, the Company had committed to make a lump sum payment of $120,000 to its Chairman upon the occurrence of certain events. The Company and its Chairman however agreed to add the $120,000 obligation to the term of the Loan Agreement in the form of a promissory note and subsequently in conjunction with the Company's initial public offering (see Note 7) the $120,000 obligation was converted into 19,200 units. Accordingly, the Company recorded $120,000 as non cash compensation expense in the year ended December 31, 1995. In consideration for making the Loan Agreement, the Company issued to its Chairman warrants to purchase an aggregate of 29,630 shares of Common Stock at an exercise price of $2.70 per share, which expire on May 25, 2005. The Loan Agreement relieves the Company of any previous obligations with its Chairman. In November 1996, the Company, received from its Chairman, permission to delay the repayment schedule on this loan for a period not to exceed six months. No additional interest was accrued on this obligation by virtue of the delay in repayment.

    The Company also recognized $31,166 as a non-cash financing expense in the year ended December 31, 1995 to account for the compensatory nature of the issuance of the aforementioned warrants.

    In November, 1990, the Company entered into a loan agreement with CII. The agreement provided the Company with a $500,000 secured note, which is secured by the Company's property and equipment. The note is payable monthly, including interest at 12% in sixty equal installments commencing January 1, 1992. As additional consideration for entering into the loan agreement, the Company issued to CII warrants to purchase an aggregate of 40,947 shares of Common Stock at an exercise price of $2.44 per share, which expire on July 1, 2000. In November 1996, the Company received from CII permission to postpone the repayment schedule on this loan for a period not to exceed six months.

    The Company recognized $334,324 and $327,703 in interest on its notes payable and convertible promissory notes payable for the years ended December 31, 1996 and 1995, respectively.

6. INCOME TAXES

    Significant components of the Company's deferred tax assets as of December 31, 1996 are as follows:

Net operating loss carryforwards.............................  $6,555,886
Allowance for doubtful accounts..............................      23,964
Reserve for inventory obsolescence...........................      19,970
Compensation expense.........................................     220,030
Vacation accrual.............................................      68,331
Equipment leased to others...................................     179,730
Other........................................................     136,676
                                                                ---------
Total deferred tax assets....................................   7,204,587
Valuation allowance for deferred tax assets..................  (7,204,587)
                                                                ---------
Amount recognized in the financial statements................  $  --
                                                               ---------
                                                               ---------

    The valuation allowance increased by approximately $1,713,000 during the year ended December 31, 1996 primarily to fully reserve the net operating loss generated during the year.

    At December 31, 1996, the Company had net operating loss carryforwards for federal tax purposes of approximately $17.1 million, which expire from 1999 through 2011. However, under the Tax Reform Act of 1986, the ability of the Company to realize a future tax benefit from its net operating loss carryforwards is severely limited due to changes in the proportionate ownership of the Company and the entities which own stock in the Company. At December 31, 1996, the Company has net operating loss carryforwards for state tax purposes of approximately $10.6 million which expire from 1997 through 2001.

                             HELPMATE ROBOTICS INC.

7. STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

    The Company completed an initial public offering on January 31, 1996 of 1,449,918 units with each unit consisting of two shares of common stock, no par value per share, and one redeemable common stock purchase warrant, whereby 1,252,996 units were sold by the Company and 196,922 units were sold by certain lenders who provided interim financing to the Company (the "Selling Bridge Securityholders") (Note 4). The Company received proceeds of approximately $6.1 million net of expenses of approximately $1.7 million and has used such proceeds for, among other things, the expansion of its sales and marketing activities. Further, $210,000 of the proceeds were used to redeem certain common shares issued for rent.

    Immediately prior to the closing of the initial public offering, the following became effective: (i) all outstanding shares of preferred stock of the Company were converted into common stock, (ii) certain convertible notes issued to the Selling Bridge Securityholders in the original principal amount of $800,000 were converted into 196,622 units, (iii) the Company's certificate of incorporation was amended to increase the authorized common stock of the Company to 10,000,000 shares, (iv) the Company's certificate of incorporation was amended to eliminate the class of preferred stock, and (v) a 4.93599--to--1 stock split with respect to common stock was effected. Accordingly, all common share amounts have been restated to give effect to the 4.93599--to--1 stock split.

PREFERRED STOCK

    In 1993, the Company authorized the issuance of up to 150,000 shares of Series A convertible preferred stock with a par value of $100 per share. The authorization entitled the purchaser to elect preferred stock that paid a 12% preferred stock dividend or an 8% cash dividend. The preferred stock had no voting rights and was convertible at any time into 4.55 shares of common stock for each share of preferred stock. Effective January 1, 1996 all owners of preferred stock elected to receive the 8% cash dividend and immediately prior to the Company's initial public offering all outstanding shares of preferred stock of the Company were converted into common stock.

WARRANTS

    As of December 31, 1996, the Company had issued warrants to purchase an aggregate of 1,845,960 shares of common stock. The warrants have exercise prices ranging from $2.44--$5.75 per share, are exercisable upon issuance and expire as follows: June 2005 (74,074); May 2005 (29,630); January 2001 (1,494,118); July
2000 (40,947); June 1999 (35,214); March 1999 (40,947); August 1998 (32,758) and
February 1997 (98,272).

DIVIDENDS ON COMMON STOCK

    To date and for the foreseeable future, the Company has not nor does it anticipate paying dividends on its common stock. Moreover, the ability of the Company to pay dividends is subject to contractual restrictions through September, 2001. Specifically during that period, the Company may not, unless approved by CII, directly or indirectly declare, order, pay or reserve any sum or property for the payment of any dividend or other distribution on the Company's common stock until such time as the Company has achieved a net profit for three consecutive fiscal quarters.

                             HELPMATE ROBOTICS INC.

7. Stockholders' Equity (CONTINUED)

STOCK OPTION PLANS

    The Company has three stock option plans. The 1984 and 1988 Nonqualified Stock Option Plans, provide for the granting of nonqualified stock options for 235,279 shares of common stock at an exercise price based upon a formula determined by the Company's Board of Directors, with a minimum price of not less than $0.20 per share. Options are exercisable starting one year from the date of grant to the extent of 20% per year on a cumulative basis and expire ten years from the date of grant. Option holders, upon approval by the Company, may surrender their options to the Company in exchange for the difference between the fair market value of the shares covered by the option and the option exercise price. In the event of cessation of employment, an option holder may exercise his stock options within a six month period at which time the stock option is canceled. At December 31, 1996 6,844 options are available for grant under these plans and 155,457 shares of common stock are reserved for issuance.

    The Company's 1995 Amended and Restated Stock Option Plan provides for the granting of up to 500,000 shares of the Company's common stock to officers, directors and employees of the Company at an exercise price not less than 100% of the fair market value of the Company's common stock on the date of grant. Options are exercisable starting one year from the date of grant to the extent of 20% per year on a cumulative basis and expire ten years from the date of grant. At December 31, 1996 430,000 options are available for grant under this plan and 500,000 shares of common stock are reserved for issuance.

    The 1984 plan terminated on September 21, 1994, the 1988 plan will terminate on October 27, 1998 and the 1995 plan will terminate on February 5, 2006, except as to options outstanding. The 1988 plan can be terminated by the Company's Board of Directors at any time.

    The following table describes the Company's stock option activity:

                                                                           OPTION PRICE PER
                                                      NUMBER OF SHARES           SHARE
                                                      -----------------  ---------------------
Outstanding at December 31, 1995....................         146,335         $  0.20-$1.42
Granted.............................................          94,000         $  1.00-$3.88
Exercised...........................................          16,155         $  0.20-$0.41
Canceled / Expired..................................           5,567         $  0.20-$3.88
                                                             -------           -----------
Outstanding at December 31, 1996....................         218,613         $  0.20-$3.88
                                                             -------           -----------
                                                             -------           -----------

    At December 31,1996, 96,215 options are exercisable, the weighted average exercise price of options is $1.71 and the weighted average remaining contractual life of these options is 7.25 years.

                             HELPMATE ROBOTICS INC.

INITIAL PUBLIC OFFERING (CONTINUED)

8. DEVELOPMENT CONTRACT AND RELATED ROYALTY AGREEMENT

    During 1986, the Company entered into a contract with an independent corporation (the "Corporation") to assist in the development and manufacturing of a trackless robotic courier to be used primarily in the healthcare industry to transport materials ("HelpMate"). The Corporation had entered into a development agreement with CII, a state sponsored development corporation, in which CII would reimburse the Corporation for a portion of the development costs for the HelpMate-Registered Trademark-robotics courier system (the "sponsored products"). The contract between the Corporation and the Company granted the Company the right to assume the Corporation's rights under the agreement with CII.

    During 1987, the Company assumed the Corporation's rights under the agreement, pursuant to which CII reimbursed the Company for $441,000 of development costs related to the sponsored products. In return for such reimbursement, the Company must pay royalties aggregating $2,205,000 to CII as follows: (i) five percent of the Company's net sales of Sponsored Products, and
(ii) fifty percent of any royalties received by the Company for payments against shipments of Sponsored Products by licensees of the Company. Thereafter, the Company must continue to pay royalties for a period equal to the period of time taken to satisfy this $2,205,000 royalty obligation, except that the royalty rate on the Company's net sales of Sponsored Products shall be reduced to one-half of one percent during such period. Such royalties are payable only to the extent that sales and license fees are realized. Through December 31, 1996, the Company had paid approximately $250,000 in royalties to CII.

    In January 1996, the Company and CII agreed that during the two-year period commencing on the closing of the Company's initial public offering, the obligation (described in (i) in the preceding paragraph) to pay a royalty at a rate of five percent of sales of Sponsored Products would be reduced so that the payment with respect thereto would not exceed the greater of (i) one and one-half percent of the net sales of Sponsored Products or (ii) twenty percent (20%) of the Company's pre-tax profits (but in no event would such payment be more than five percent of net sales of Sponsored Products.) In addition, the Company will receive a credit of $300,000 against the $2,205,000 royalty obligation. In consideration of this modification, the Company issued to CII 50,000 shares of its Common Stock and a warrant to purchase 25,000 additional shares at $5.75 per share immediately prior to the closing of the Company's initial public offering. In addition, the Company may, at its option, extend the period permitting reduced royalty payments for an additional two years and receive another $300,000 credit against the royalty obligation by issuing to CII an additional 50,000 shares of Common Stock and warrants to purchase an additional 25,000 shares exercisable at $5.75 per share. Under the agreement, if the Company relocates its business outside the State of Connecticut, among other things, the Company must grant CII a nonexclusive right to all existing and future patents pertaining to the Sponsored Products. CII also may exercise a nonexclusive, worldwide and royalty-free license to manufacture, use and sell the Sponsored Products and to use all patent and trademark rights, technical information and know-how relating to the Sponsored Products in the event the Company defaults under the agreement. Accordingly, the Company recorded $156,250 of non-cash royalty expense in the year ended December 31, 1996 related to the issuance of these securities.

9. EMPLOYEE BENEFIT PLANS

    The Company sponsors a defined contribution plan for substantially all of its employees. Employees can contribute to the plan, on a pre tax basis, a percentage of their qualifying compensation up to the legal limits allowed. No Company contributions were made to the plan.

                             HELPMATE ROBOTICS INC.

10. COMMITMENTS

    In December, 1992, the Company entered into an operating lease agreement for its office and research facility which expires in December, 2002. In addition to the minimum lease payments, the Company is obligated to pay its proportionate share of operating expenses of the facility. For the first three years of the lease, the Company was permitted to issue common stock at the rate of $12.16 per share in satisfaction of its minimum lease payments as adjusted for the issuance by the Company of additional shares of common stock at a lesser price. A total of 34,552 shares of common stock were issued in connection with this lease arrangement, all of which were subsequently repurchased by the Company, at the rate of $0.50 per $1.00 of stock issued, with the proceeds from the Company's initial public offering (Note 7).

    Future minimum lease payments as of December 31, 1996 are as follows:

1997                                                    $ 165,000
1998                                                      213,000
1999                                                      213,000
2000                                                      213,000
2001                                                      213,000
Thereafter                                                212,000
                                                        ---------
                                                       $1,229,000
                                                        ---------
                                                        ---------

    Rent expense for the years ended December 31, 1996 and 1995 approximated $165,000 and $144,000, respectively.

11. RELATED PARTY TRANSACTIONS

    On October 1, 1995, 500 shares of the Company's preferred stock were issued to the Company's president and two other stockholders of Landmark Partners, Inc. as consideration for advisory services rendered to the Company. (Landmark Partners Inc. ("Landmark"), is an entity which owns a significant amount of the Company's common stock through its affiliates Technology Transitions, Inc. and Transitions Inc., Limited Partnership.) Accordingly, the Company recognized non-cash compensation expense of $50,000 relating to the issuance of these shares during the year ended December 31, 1995.

    In June, 1995, the Company entered into a financing transaction ("Loan Agreement") with the Company's Chairman in the amount of $200,000 on substantially the same terms as the CII Loan. Concurrently, the Company had committed to make a lump sum payment of $120,000 to its Chairman upon the occurrence of certain events. The Company and its Chairman however agreed to add the $120,000 obligation to the term of the Loan Agreement in the form of a promissory note and subsequently in conjunction with the Company's initial public offering (see Note 7) the $120,000 obligation was converted into 19,200 units. Accordingly, the Company recorded $120,000 as non cash compensation expense in the year ended December 31, 1995. In consideration for making the Loan Agreement, the Company issued to its Chairman warrants to purchase an aggregate of 29,630 shares of Common Stock at an exercise price of $2.70 per share, which expire on May 25, 2005.

    In February, 1995, Landmark agreed to make the services of its employee, Thomas K. Sweeny available to the Company as its President and Chief Executive Officer for a period of three years. To that end, since November, 1, 1995, the Company has directly employed Mr. Sweeny as its President and Chief Executive Officer pursuant to an employment agreement. From February 1, 1995 to October 31, 1995, Mr. Sweeny's services as President and Chief Executive Officer were provided to the Company pursuant to a service agreement between the Company and Landmark. As consideration, Landmark received an aggregate sum of $100,000 and 37,020 shares of the Company's common stock and Mr. Sweeny received 111,060 shares of the Company's common stock. Accordingly, the Company recognized non-cash compensation expense of $444,200 relating to the issuance of these shares during the year ended December 31, 1995.

                             HELPMATE ROBOTICS INC.

12. SUBSEQUENT EVENT

    On February 7, 1997, HelpMate Robotics Inc. ("HRI" or the "Company") entered into a Purchase, Security and Remarketing Agreement and a Master Lease Agreement with Leasing Technologies International, Inc. ("LTI") for the sale and leaseback of fifteen of its robotic courier systems which are currently under rent from the Company to hospitals across the United States ("sold units"). The total proceeds obtained from this transaction was $1,230,000. As part of the transaction, the Company assigned all of its right title and interest in the underlying rental agreements for the sold units and granted a security interest in fifteen additional rental agreements for units that were not sold to LTI ("collateral units"). The Purchase, Security and Remarketing Agreement requires the Company to, among other things, refurbish any sold unit that ceases to be rented by a hospital and place that sold unit on rent with another hospital prior to the Company placing one of its own units with another hospital. In addition, the Company is responsible for the maintenance of both the sold units and the collateral units. Upon the expiration of the Master Lease Agreement (36 months), the Company shares in residual rental payments from the sold units in the following manner: a)75% for the Company and 25% for LTI until such time as the Company receives an additional $372,032 and b) 50% for the Company and 50% for LTI thereafter. Finally, the Company has no right to repurchase the sold units from LTI. The Master Lease Agreement will be classified as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The book value and related depreciation of the sold units, approximately $937,000 and $321,000, respectively, will be removed from the accounts and the gain realized on the sale of approximately $614,000 will be deferred and amortized over the term of the Master Lease Agreement, 36 months. The maintenance costs expected to be incurred for the sold units during the lease term will be accrued as of the date of the sale, amortized over the term of the Master Lease Agreement and correspondingly reduce the gain on the sale. Such costs are expected to approximate $158,000 thereby reducing the gain to be deferred and amortized to approximately $456,000. No provision for the refurbishment of the sold units will be made, as the Company's historical experience demonstrates that units do not cease being rented. Payments under the Master Lease Agreement are payable monthly commencing in March, 1997 and approximate $526,000 annually.

                             HELPMATE ROBOTICS INC.

13. Quarterly Financial Data (unaudited)

    As discussed in Note 1, the Company changed the period over which the Company's installation costs related to its equipment leased to others is amortized and has recast its fiscal 1995 statements of operations, cash flows and stockholders' equity. The following table presents the recast quarterly data for fiscal years 1995 and 1996 for the effect of applying this change retroactively. (see quarterly reports filed on form 10-QSB for data previously reported.)

(000'S OMITTED)                                      FIRST QUARTER  SECOND QUARTER   THIRD QUARTER  FOURTH QUARTER
---------------------------------------------------  -------------  ---------------  -------------  --------------
1995
Accumulated Deficit--Beginning of period               $(11,524)      $(12,166)        $(12,968)       $(13,558)
Accumulated Deficit--End of period.................     (12,166)       (12,968)         (13,558)        (15,207)
Stockholder's Equity (Deficit).....................        2,410         1,642            1,086             (87)
Net Loss...........................................         (642)         (802)            (590)         (1,649)
Net Loss per share.................................    $   (0.51)    $   (0.61)       $   (0.49)       $  (1.15)
1996
Accumulated Deficit--Beginning of period               $(15,207)      $(16,087)        $(17,089)       $(18,387)
Accumulated Deficit--End of period.................     (16,087)       (17,089)         (18,387)        (20,265)
Stockholder's Equity...............................       5,780          4,825            3,527           1,808
Net Loss...........................................        (880)        (1,002)          (1,298)         (1,878)
Net Loss per share.................................    $  (0.21)     $   (0.16)       $   (0.20)       $  (0.31)


    Accumulated deficit and stockholders equity as of January 1, 1995 increased and decreased, respectively by $123,086. The net loss for first, second, third and fourth quarters in 1995 increased by $31,554, $53,723, $18,983, and $14,858, respectively or ($0.02 per share, $0.03 per share, $0.01 per share and $0.01 per share, respectively). The net loss for first, second, and third quarters in 1996 increased by $79,889, $160,619 and $130,399, respectively or ($0.02 per share, $0.03 per share and $0.02 per share, respectively).