Form 10QSB
period 1997-01-01
HELPMATE ROBOTICS INC
filed 1997-05-08
CIK 1003472

                          FORM 10-QSB
            QUARTERLY REPORT UNDER SECTION 13 OR15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                   Quarterly or Transitional Report

              U.S. Securities and Exchange Commission
                       Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

-----   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934)

        For the transition period from            to
                                       ----------    -----------

                    Commission File Number 1-14160
                                           -------

                       HelpMate Robotics Inc.
              (Exact name of small business issuer as
                     specified in its charter)

       Connecticut                                       06-1110906
       -----------                                       ----------
       (State or other jurisdiction                     (I.R.S. Employer
       of incorporation or organization)                Identification No.)

             Shelter Rock Lane; Danbury, Connecticut; 06810
             ----------------------------------------------
               (Address of principal executive offices)

                            (203) 798-8988
                            --------------
                     (Issuer's telephone number)

          ----------------------------------------------------
          (Former name, former address and formal fiscal year,
                      if changed since last report)

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
                        DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes       No
                                                 -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of April 30, 1997 is 6,294,031 shares.

Transitional Small Business Disclosure Format (Check One) Yes      No  X
                                                             -----   -----

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                        HelpMate Robotics Inc.

                                      Balance Sheet (Unaudited)

                                           March 31, 1997

ASSETS
Current assets:
 Cash.......................................................     $513,802
 Accounts receivable, net of allowance for doubtful
  accounts of $40,000.......................................      637,085
 Inventory, net of reserve for obsolescence of $50,000......    1,478,632
 Other......................................................       78,626
                                                               ----------
Total current assets........................................    2,708,145

Installation costs, net of accumulated amortization of
  $577,219..................................................      284,556
Equipment leased to others, net of accumulated depreciation
  of $747,491...............................................    1,289,404
Property and equipment, net of accumulated depreciation of
  $647,461..................................................      503,905
                                                               ----------
                                                               $4,786,010
                                                               ----------
                                                               ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...........................................     $816,028
 Accrued expenses...........................................      348,704
 Accrued compensation and employee benefits.................      289,995
 Current portion notes payable..............................      413,454
 Deferred revenue...........................................      142,299
 Customer advances..........................................       52,767
                                                               ----------
Total current liabilities...................................    2,063,247

Deferred revenue............................................      261,716
Notes payable, less current portion.........................    1,246,279

Stockholders' equity:
 Common stock, no par value; 10,000,000 shares authorized;
  6,294,031 shares issued and outstanding...................   16,964,504
 Capital surplus............................................    5,112,225
 Accumulated deficit........................................  (20,861,961)
                                                               ----------
Total stockholders' equity..................................    1,214,768
                                                               ----------
                                                               $4,786,010
                                                               ----------
                                                               ----------

SEE ACCOMPANYING NOTES

                            HelpMate Robotics Inc.

                    Statements of Operations (Unaudited)

                Three months ended March 31, 1997 and 1996

                                                     Three Months Ended March 31
                                                     ---------------------------

                                                          1997         1996
                                                          ----         ----
Revenues:
 Sales revenues.................................     $  344,069      $  212,938
 Rental revenues................................        317,747         252,272
 Research and development contracts.............        154,536           --
                                                     ----------      ----------
Total revenues..................................        816,352         465,210

Cost of revenues:
 Cost of sales..................................        190,900         113,511
 Cost of rental revenues........................        193,289         268,274
 Cost of research and development contracts.....        154,536           --
                                                     ----------      ----------
Total costs of revenues.........................        538,725         381,785
                                                     ----------      ----------

Gross profit....................................        277,627          83,425

Selling, general and administrative expenses....        834,720         901,305
                                                     ----------      ----------
Operating loss..................................       (557,093)       (817,880)

Other income....................................         23,002           --
Interest expense................................        (70,334)        (90,227)
Interest income.................................          7,432          28,885
                                                     ----------      ----------
                                                        (39,900)        (61,342)
                                                     ----------      ----------

Loss before preferred stock dividends...........       (596,993)       (879,222)
Preferred stock dividends paid..................          --             57,147
                                                     ----------      ----------
Net loss applicable to common stock.............    $  (596,993)    $  (936,369)
                                                     ----------      ----------
                                                     ----------      ----------
Per share amounts:
  Net loss applicable to common stock...........    $     (0.10)    $     (0.21)
                                                     ----------      ----------
                                                     ----------      ----------
  Weighted average. number of shares of common
   stock outstanding............................      6,288,507       4,572,365
                                                     ----------      ----------
                                                     ----------      ----------

SEE ACCOMPANYING NOTES

                              HelpMate Robotics Inc.

                        Statements of Cash Flows (Unaudited)

                     Three months ended March 31, 1997 and 1996

                                                                     Three Months Ended March
                                                                                31
                                                                     -------------------------
                                                                        1997          1996
                                                                     -----------  ------------
OPERATING ACTIVITIES
Net loss...........................................................  $  (596,993) $   (879,222)
Adjustments to reconcile net loss to net cash used by operating activities:
 Interest..........................................................       54,558        77,699
 Compensation......................................................       30,362       --
 Provision for doubtful accounts...................................      (10,000)      --
 Depreciation and amortization.....................................      176,981       247,571
Changes in operating accounts:
 (Increase) in accounts receivable.................................     (291,596)       (7,083)
 (Increase) decrease in inventory..................................       76,042      (484,027)
 (Increase) in other assets........................................      (65,626)       (2,901)
 Increase in accounts payable and accrued expenses.................       48,975       209,773
 (Decrease) in deferred revenue....................................      (23,002)      --
 (Decrease) in customer advances...................................      (43,944)      (43,258)
                                                                     -----------  ------------
Total adjustments..................................................      (47,250)      (82,115)
                                                                     -----------  ------------
Net cash used by operating activities..............................     (644,243)     (881,448)
                                                                     -----------  ------------
INVESTING ACTIVITIES
Proceeds from sale of equipment leased to others...................    1,180,000       --
Installation costs.................................................      (78,077)      (23,376)
Equipment leased to others.........................................     (544,044)     (181,874)
Purchase of property and equipment.................................      (12,358)      (95,760)
                                                                     -----------  ------------
Net cash provided by (used in) investing activities................      545,521      (301,010)
                                                                     -----------  ------------

FINANCING ACTIVITIES
Proceeds from capital lease obligation.............................      144,012       --
Repayments of notes payable and capital lease obligation...........     (144,659)      (91,199)
Proceeds from exercise of stock options............................        3,363           450
Redemption of common stock issued for rent.........................      --           (210,000)
Proceeds from issuance of common stock, net of expenses............      --          6,093,441
Preferred stock dividends paid.....................................      --            (57,147)
                                                                     -----------  ------------
Net cash provided by financing activities..........................        2,716     5,735,545
                                                                     -----------  ------------
Net increase (decrease) in cash and cash equivalents...............      (96,006)    4,553,087
Cash and cash equivalents at beginning of period...................      609,808       419,752
                                                                     -----------  ------------
Cash and cash equivalents at end of period.........................  $   513,802  $  4,972,839
                                                                     -----------  ------------
                                                                     -----------  ------------

SEE ACCOMPANYING NOTES

                            HelpMate Robotics Inc.

       Notes to Condensed Consolidated Financial Statements (Unaudited)

                               March 31, 1997

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. In addition, certain amounts for prior periods have been reclassified to be comparable with the current period presentation. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

SALE AND LEASEBACK TRANSACTION

On February 7, 1997, HelpMate Robotics Inc. ("HRI" or the "Company") entered into a Purchase, Security and Remarketing Agreement and a Master Lease Agreement with Leasing Technologies International, Inc. ("LTI") for the sale and leaseback of fifteen of its robotic courier systems which are currently under rent from the Company to hospitals across the United States ("sold units"). The total proceeds obtained from this transaction was $1,230,000. As part of the transaction, the Company assigned all of its rights, title and interest in the underlying rental agreements for the sold units and granted a security interest in fifteen additional rental agreements for units that were not sold to LTI ("collateral units"). The Purchase, Security and Remarketing Agreement requires the Company to, among other things, refurbish any sold unit that ceases to be rented by a hospital and place that sold unit on rent with another hospital prior to the Company placing one of its own units with another hospital. In addition, the Company is responsible for the maintenance of both the sold units and the collateral units. Upon the expiration of the Master Lease Agreement (36 months), the Company shares in residual rental payments from the sold units in the following manner: a) 75% for the Company and 25% for LTI until such time as the Company receives an additional $372,032 and b) 50% for the Company and 50% for LTI thereafter. Finally, the Company has no right to repurchase the sold units from LTI. The Master Lease Agreement will be classified as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The book value and related depreciation of the sold units, approximately $935,000 and $350,000, respectively, have been removed from the accounts and the gain (net of expenses of approximately $60,000) realized on the sale of approximately $585,000 has been deferred and amortized over the term of the Master Lease Agreement, 36 months. The maintenance costs expected to be incurred for the sold units during the lease term have been accrued as of the date of the sale, amortized over the term of the Master Lease Agreement and correspondingly reduced the gain on the sale. Such costs approximate $158,000 thereby reducing the gain deferred and amortized to approximately $427,000. No provision for the refurbishment of the sold units has been made, as the Company's historical experience demonstrates that units do not cease being rented. Payments under the Master Lease Agreement are payable monthly commencing in March, 1997 and approximate $526,000 annually.

INSTALLATION COSTS

The Company incurs certain direct expenses associated with the installation of its equipment leased to others. The Company recast its March 31, 1996 statements of operations, cash flows and stockholders' equity to reflect a change in the period over which the Company's installation costs related to its equipment leased to others is amortized. The Company previously amortized such costs over a five year period. Under the new policy such costs are amortized over the initial term of the lease in accordance with the generally accepted accounting principles prescribed for leases. In 1996, such costs increased in significance in relation to the Company's financial statements, which was attributable to among other things, the Company's increased volume of business and current market conditions which required the Company to incur more of these costs. This change affects the financial statements of the Company primarily by amortizing such costs more rapidly, as typically the initial term of the leases entered into by the Company range from one to three years. The net loss for first quarter of 1996 increased by $79,889 or ($0.02 per share) as a result of this change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

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



The Company's cash requirements and overall profitability are, among other things, highly dependent upon the Company's mix of robot rentals and robot sales. While the cost of producing and installing a unit is recouped immediately when a unit or its related revenue stream is sold, it currently takes approximately 18 months for the Company to recoup such costs when a unit is rented. (This payback period has been reduced from 23 months at the beginning of 1996 due to the Company's efforts to reduce costs in the manufacturing and installation process. )

REVENUES

Total revenues increased by $351,142 or 75% from the quarter ended March 31, 1996 compared to the quarter ended March 31, 1997. Rental revenues increased by $65,475 or 26% and sales revenues increased by $131,131 or 62%. Also, the Company earned revenues from research and development contracts of $154,536 during the quarter ended March 31, 1997 as a result of phase II of a NASA sponsored program entitled "Two Armed, Mobile, Sensate Research Robot."

The increase in rental revenues is reflective of the Company's expanded fleet of rental units which at March 31, 1997 was 61, a 27% increase from the 48 units under rent at December 31, 1996. The increase in sales revenues was attributable to an increase in sales of robotic components to universities and researchers around the world coupled with the sale of one HelpMate compared to the quarter ended March 31, 1996 where no HelpMates were sold.

COST OF REVENUES

Cost of revenues increased by $156,940 or 41% from the quarter ended March 31, 1996 compared to the quarter ended March 31, 1997. The increase in cost of revenues generally reflects the increase in revenues discussed above.

GROSS PROFIT

Gross profit increased by 233% or $194,202 from the quarter ended March 31, 1996 compared to the quarter ended March 31, 1997. The increase in gross profit percentage and dollars for the quarter reflects the Company's on-going strategy to reduce costs associated with manufacturing and installing its HelpMate robots coupled with the fact that several of the Company's rental units are now fully depreciated.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses decreased by $66,585 or 7% from the quarter ended March 31, 1996 compared to the quarter ended March 31, 1997. The decrease reflects the Company's on going efforts to control costs and reduce its unabsorbed overhead.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense decreased by $19,893 or 22% from the quarter ended March 31, 1996 compared to the quarter ended March 31, 1997. The decrease in interest expense reflects interest expense related to loans received by the Company in the latter half of 1995, which were repaid in conjunction with the Company's initial public offering in the first quarter of 1996. Interest income decreased by $21,453 or 74% as a result of a decline in cash on hand from March 31, 1996 to March 31, 1997. The Company's use of cash in expanding its fleet of rental units should further result in a decrease in the amount of interest income earned.

LOSSES

The Company incurred a net loss from continuing operations of $596,993 and $879,222 for each of the quarters ending March 31, 1997 and 1996, respectively. These losses were sustained primarily because the Company has not achieved the volume of sales and rentals of HelpMates required to cover the overhead expenses associated with the commercialization of its HelpMate systems, and to the increase in staffing and sales and marketing expenses noted above. It should further be mentioned that while the Company's order flow continues to increase it has increased substantially for rentals not for sales thereby resulting in a more rapid depletion of cash than originally anticipated. The Company anticipates that such losses will continue until the volume of sales and rentals of HelpMates necessary to cover overhead expenses is achieved. As noted above, the overall profitability and cash flow of the Company is highly dependent upon its mix of robot rentals and robot sales, (i.e., more robot rentals than sales results in larger losses and a quicker depletion of cash in the short run.)

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share of common stock for the quarter ended March 31, 1997 and 1996 was ($0.10) and ($0.21), respectively. The reduction in the net loss per share is attributable to the increase in number of shares outstanding from the aforementioned initial public offering. Earnings per common share is computed using the treasury stock method based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted for the stock split that occurred in conjunction with the initial public offering. Shares from the assumed exercise of options and warrants granted by the Company and shares issuable in connection with the Company's convertible preferred stock have been included in the computations of earnings per share for all periods unless their inclusion would be anti-dilutive.

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

As of March 31, 1997 the Company's capital requirements in connection with the design, development and commercialization of its HelpMate system continue to be significant, principally due to the increased rate at which rental orders have been received (discussed above). As of March 31, 1997, the Company had orders to rent an additional 29 HelpMate robotics systems, an increase from the 26 units in the rental backlog at December 31, 1996. However, the manufacture and installation of the units required to satisfy this backlog is expected to utilize a significant amount of cash. Further, as rental order receipts continue, it will continue to put pressure on the Company's limited cash liquidity.

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

Further on May 5, 1997, the Company entered into another Purchase, Security and Remarketing Agreement and a Master Lease Agreement with LTI for the sale and leaseback of nine of its robotic courier systems which are currently under rent from the Company to hospitals across the United States ("sold units"). The total proceeds obtained from this transaction was $810,000. As part of the transaction, the Company assigned all of its right, title and interest in the underlying rental agreements for the sold units and granted a security interest in three additional rental agreements for units that were not sold to LTI ("collateral units"), and issued to LTI 98,182 warrants to purchase the Company's common stock at $1.2375 . The warrants expire on May 4, 2006. The Purchase, Security and Remarketing Agreement requires the Company to, among other things, refurbish any sold unit that ceases to be rented by a hospital and place that sold unit on rent with another hospital prior to the Company placing one of its own units with another hospital. In addition, the Company is responsible for the maintenance of both the sold units and the collateral units. Upon the expiration of the Master Lease Agreement (32 months), the Company shares in residual rental payments from the sold units in the following manner: a)75% for the Company and 25% for LTI until such time as the Company receives an additional $225,400 and b) 50% for the Company and 50% for LTI thereafter. Finally, the Company has no right to repurchase the sold units from LTI. It should further be noted that until such time as additional rental units are installed, financing vehicles such as this will not be available to the Company.

The Company anticipates obtaining additional working capital financing during the Summer of 1997 which will allow HRI to utilize an existing commitment for up to $5 million in additional rental financing and up to $10 million in lease financing. The Company has however taken actions and will institute other measures such as employee termination, salary deferrals, and the curtailment of sales, marketing and production activity to ensure that operations would continue throughout 1997 if the additional financing transactions are not consummated. These actions could however have a material and adverse impact on the Company its business and financial condition in the following manner: a) increase the time in which the Company will be able to fulfill its backlog requirements, b) negatively impact the Company's reputation in the marketplace and consequently negatively impact order receipts, c) indefinitely postpone the Company's ability to generate positive cash flow and / or income and d) adversely affect the Company's ability to generate new orders and / or obtain additional financing. However, subject to the forgoing, the Company believes that even at a reduced level of operations, it will be able to produce, rent and/or sell, and install those units for which it has received firm orders. The Company continues to actively seek additional financing alternatives in order to strengthen its liquidity situation in the short term, and although the Company has identified some potential sources of such financing, the Company has no current commitments or agreements with respect to such and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. Such alternatives include, but are not limited to transactions similar in nature to that entered into with LTI; private placement of the Company's securities in the United States or abroad; and / or mezzanine type financing (including senior or subordinated debt). Further, additional equity financing may involve substantial dilution of the stock ownership of the Company's existing stockholders. Moreover, financial or other covenants imposed by future financing sources might further adversely affect the Company's ability to pay dividends and management's ability to control the Company. Additionally, by transferring the title and rental agreements to a third party for an immediate cash payment, the Company could lose all or a portion of its opportunity to benefit from ongoing rentals in the future or from the residual value of the units upon the expiration of the rental agreements. Finally, no assurances can be given that any such financing will provide sufficient cash required for the Company to attain an operating revenue stream of cash sufficient to support the Company's continued operations. It is also not anticipated that current stockholders will provide any additional financing. (This paragraph contains forward looking statements and the Company's actual results may differ if (a) the mix of robot rentals versus sales changes; (b) existing orders are canceled; (c) the Company's own order / installation forecast changes; (d) the Company is unable to secure additional financing and (e) the actions and measures described above are not sufficient to ensure that operations will continue throughout 1997.)

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

On May 5, 1997, the Company entered into another Purchase, Security and Remarketing Agreement and a Master Lease Agreement with LTI for the sale and leaseback of nine of its robotic courier systems which are currently under rent from the Company to hospitals across the United States ("sold units"). (See Item 2. Management's Discussion and Analysis or Plan of Operation, Liquidity and Capital Resources for a more detailed description of this transaction.)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A Form 8-K was filed on February 21, 1997 describing the sale and leaseback transaction consummated on February 7, 1997 discussed above.

                               INDEX TO EXHIBITS

NO.                                                  DESCRIPTION OF EXHIBIT
---------  ----------------------------------------------------------------------------------------------------------
3.01       Amended and Restated Certificate of Incorporation of Registrant as filed on December 28, 1995
           (Incorporated by reference to Form SB2 No. 33-99348 filed January 31, 1996, Exhibit No. 3.02)
3.02       Form of By-Laws of the Registrant, as amended .(Incorporated by reference to Form SB2 No, 33-99348 filed
           January 31, 1996, Exhibit No. 3.03)
4.01*      Form of Common Stock Certificate
4.02*      Form of Warrant Certificate
4.03*      Form of Unit Certificate
4.04*      Form of Warrant Agreement
4.05*      Form of Underwriters' Unit Purchase Option
4.06*      Pages of the Registrant's Certificate of Incorporation that define the rights of holders of the securities being registered hereby are incorporated herein by reference to pages 3, 4, 6 and 7 of Exhibit 3.01
4.07*      Pages of the Registrant's By-Laws that define the rights of holders of the securities being registered hereby are incorporated herein by reference to pages 1, 2, 3, 4, 5, 6, 12 and 13 of Exhibit 3.02
10.01*     Loan Agreement dated November 20, 1990 with Connecticut Innovations, Incorporated ("CII").
10.02*     $500,000 Promissory Note dated November 20, 1990 in favor of CII.
10.03*     Security Agreement dated November 20, 1990 in favor of CII.
10.04*     Loan Agreement May 26, 1995 with Joseph F. Engelberger ("Mr. Engelberger").
10.05*     $320,000 Promissory Note dated May 26, 1995 in favor of Mr. Engelberger.
10.06*     Financing Agreement dated June 14, 1995 with CII.
10.07*     $500,000 Senior Note dated June 14, 1995 in favor of CII.
10.08*     Security Agreement dated June 14, 1995 in favor of CII.
10.09*     Subordination Agreement dated June 14, 1995 among the Registrant, Mr. Engelberger and CII.
10.10*     First Amendment to Financing Agreement dated September 20, 1995 with CII.
10.11*     $300,000 Senior Convertible Note dated September 20, 1995 in favor of CII.
10.12*     First Amendment to Security Agreement dated September 20, 1995 with CII.
10.13*     Amendment to Subordination Agreement dated September 20, 1995 with CII.
10.14*     Loan Agreement dated October 3, 1995 with Minnesota Mining and Manufacturing Company ("3M").
10.15*     $250,000 Note dated October 3, 1995 in favor of 3M.
10.16*     Loan Agreement dated September 28, 1995 with Landmark Partners Inc. ("Landmark").
10.17*     $150,000 Note dated September 28, 1995 in favor of Landmark.
10.18*     Loan Agreement dated September 27, 1995 with Connecticut Financial Developments, L.P. ("CFD").
10.19*     $100,000 Note dated September 27, 1995 in favor of CFD.
10.20*     Sales and Maintenance Agreement with Hospital Transporters, Limited Partnership dated as of August 19,
           1994, with letter agreement dated October 14, 1994, and letter agreement dated August 4, 1995.
10.21*     Program Agreement dated May 30, 1995 with Center Capital Corporation.
10.22*     Employment Agreement with Mr. Engelberger dated June 1, 1995 and amended as of November 1, 1995.
10.23*     Employment Agreement with John M. Evans, Jr. dated April 17, 1987 and amended as of February 1, 1995 and
10.24*     as of November 1, 1995. Employment Agreement dated April 17, 1987 with Carl Weiman.
10.25*     Employment Agreement dated April 17, 1987 with Bala Krishnamurthy.
10.26*     Employment Agreement dated as of November 1, 1995 with Thomas K. Sweeny ("Mr. Sweeny")
10.27*     Stock Option Agreement dated as of November 1, 1995 with Mr. Sweeny.
10.28*     Service Agreement dated February 1, 1995 with Landmark (terminated pursuant to Exhibit 10.29)
10.29*     Termination Agreement with Landmark dated as of November 1, 1995
10.30*     Amended and Restated Buy and Sell Agreement dated April 17, 1987, as amended on September.
10.31*     Development Agreement dated May 1985 with Aktiebolaget Electrolux ("Electrolux").
10.32*     Development Agreement dated April 15, 1987 with Electrolux.
10.33*     Development Agreement dated May 1986 between Consolidated Controls Corporation and Connecticut Product
           Development Corporation (assumed by the Registrant and CII, respectively).


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



10.69*     Stock Subscription Warrant dated September 28, 1995, issued to Landmark for 3,000 shares of the
           Registrant's Common Stock, expiring September 30, 2005.
10.70*     Stock Subscription Warrant dated September 27, 1995, issued to CFD for 2,000 shares of the Registrant's
           Common Stock, expiring September 30, 2005.
10.71*     1984 Nonqualified Stock Option Plan dated September 21, 1984.
10.72*     1988 Nonqualified Stock Option Plan dated October 27, 1988.
10.73*     Form of 1995 Stock Option Plan.
10.74      Purchase, Security and Remarketing Agreement with Leasing Technologies International, Inc. dated as of
           February 7, 1997. (Incorporated by reference to Form 8-K filed February 21, 1997, Exhibit No. 10.01)
10.75      Master Lease Agreement with Leasing Technologies International, Inc. dated as of January 23, 1997 and related Equipment Schedules No. 01 through No. 05. (Incorporated by reference to Form 8-K No. filed
           February 21, 1997, Exhibit No. 10.02)
10.76      Letter Agreement with Leasing Technologies International, Inc. dated as of February 7, 1997. (Incorporated by reference to Form 8-K filed February 21, 1997, Exhibit No. 10.03)
10.77      HelpMate Robotics Inc. 1996/1997 Vendor Marketing Program dated 12/12/96. (Incorporated by reference to
           Form 10-KSB filed March 28, 1997, Exhibit No. 10.77)
10.78      Purchase, Security and Remarketing Agreement with Leasing Technologies International, Inc. dated as of May 5, 1997.
10.79      Equipment Schedules No. 08 through No. 10. To Master Lease Agreement with Leasing Technologies
           International, Inc. dated as of January 23, 1997.
10.80      Stock Subscription Warrant dated May 5, 1997, issued to Leasing Technologies International for 98,182 shares of the Registrant's Common Stock, expiring May 4, 2006.
11.01      Statement Re: Computation of Primary Per Share Earnings.
27.1       Financial Data Schedule for the quarter ended March 31, 1997

* Incorporated by reference to Form SB2 Number 33-99348 filed January 31, 1996 under the same exhibit number as filed therein.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

Helpmate Robotics Inc.

Date: May 7, 1997               /S/ JOSEPH F. ENGELBERGER
                                -------------------------
                                Joseph F. Engelberger,
                                Chairman and Director

Date: May 7, 1997              /S/ THOMAS K. SWEENY
                               ---------------------
                               Thomas K. Sweeny,
                               President, and Chief Executive Officer,
                               Director, Treasurer and Principal Financial
                               Officer