Form 10QSB
period 1997-06-30
HELPMATE ROBOTICS INC
filed 1997-08-20
CIK 1003472

                                    FORM 10-QSB
                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                      U.S. Securities and Exchange Commission
                              Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 -----  SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997
                                       -------------

 -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       --------     ---------

                  Commission File Number I-14160
                                         -------

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


     --------------------------------------------------------------
          (Former name, former address and formal fiscal year,
                      if changed since last report)


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
                               PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes     No
                                                     ----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of July 31, 1997 is 6,294,031 shares.

Transitional Small Business Disclosure Format (Check One) Yes     No   X
                                                             ----    ------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                            HelpMate Robotics Inc.

                           Balance Sheet (Unaudited)

                                 June 30, 1997

ASSETS
Current assets:
  Cash......................................................     $     53,967
  Accounts receivable, net of allowance for doubtful
    accounts of $60,000.....................................          727,532
  Inventory, net of reserve for obsolescence of $100,000....        1,516,244
  Other.....................................................           73,882
                                                                  -----------
Total current assets........................................        2,371,625

Installation costs, net of accumulated amortization of
  $612,838..................................................          194,411
Equipment leased to others, net of accumulated depreciation
  of $813,259...............................................        1,042,740
Property and equipment, net of accumulated depreciation
  of $676,817...............................................          479,359
                                                                  -----------
                                                                  $ 4,088,135
                                                                  -----------
                                                                  -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $   949,655
  Accrued expenses..........................................          462,857
  Accrued compensation and employee benefits................          259,605
  Current portion notes payable.............................          293,865
  Deferred revenue..........................................          109,399
  Customer advances.........................................           46,519
                                                                  -----------
Total current liabilities...................................        2,121,900

Deferred revenue............................................          449,042
Notes payable, less current portion.........................        1,246,279

Stockholders' equity:
  Common stock, no par value; 10,000,000 shares authorized;
    6,294,031 shares issued and outstanding.................       16,964,504
  Capital surplus...........................................         5,112,225
  Accumulated deficit.......................................       (21,805,815)
                                                                  -----------
Total stockholders' equity..................................          270,914
                                                                  -----------
                                                                  $ 4,088,135
                                                                  -----------
                                                                  -----------

See accompanying notes.

                             HelpMate Robotics Inc.

                      Statements of Operations (Unaudited)

                   Three months ended June 30, 1997 and 1996



                                                    Three months ended June 30,

                                                       1997            1996
                                                   ------------    ------------
Revenues:
 Sales Revenues...............................      $  232,377     $   350,624
 Rental revenues..............................         506,633         304,533
 Research and development contracts...........          54,656         174,550
                                                   ------------    ------------
Total revenues................................         793,666         829,707

Cost of revenues:
 Cost of sales................................         179,985         235,157
 Cost of rental revenues......................         263,834         349,714
 Cost of research and development contracts...          54,656         162,175
                                                   ------------    ------------
Total costs of revenues.......................         498,475         747,046
                                                   ------------    ------------

Gross profit..................................         295,191          82,661

Operating expenses:
Selling, general and administrative expenses..       1,123,904       1,009,681
Non cash compensation expense.................          18,021          45,938
                                                   ------------    ------------
                                                     1,141,925       1,055,619

Operating loss................................        (846,734)       (972,958)

Other income..................................            (119)            --
Interest income...............................           2,332          56,235
Interest expense..............................         (70,484)        (84,991)
                                                   ------------    ------------
                                                       (68,271)        (28,756)
                                                   ------------    ------------

Net loss applicable to common stock...........      $ (915,005)     (1,001,714)
                                                   ------------    ------------
                                                   ------------    ------------

Per share amounts:
  Net loss applicable to common stock.........      $    (0.15)    $     (0.16)
                                                   ------------    ------------
                                                   ------------    ------------
  Weighted average number of shares of
    common stock outstanding..................       6,294,031       6,371,061
                                                   ------------    ------------
                                                   ------------    ------------


See accompanying notes.

                               HelpMate Robotics Inc.

                        Statements of Operations (Unaudited)

                      Six months ended June 30, 1997 and 1996

                                                    Six months ended June 30,
                                                    --------------------------
                                                       1997          1996
                                                       ----          ----
Revenues:
  Sales revenues................................   $   576,446   $   563,562
  Rental revenues...............................       918,819       556,805
  Research and development contracts............       209,192       174,550
                                                    ------------  -----------
Total revenues..................................     1,704,457     1,294,917

Cost of revenues:
  Cost of sales.................................       389,463       348,668
  Cost of rental revenues.......................       658,725       617,988
  Cost of research and development contracts....       209,192       162,175
                                                    ------------  -----------
Total costs of revenues.........................     1,257,380     1,128,831
                                                    ------------  -----------

Gross profit....................................       447,077       166,086

Operating expenses:
Selling, general and administrative expenses....     1,838,848     1,910,986
Non cash compensation expense...................        18,021        45,938
                                                    ------------  -----------
                                                     1,856,869     1,956,924

Operating loss..................................    (1,409,792)   (1,790,838)

Other income....................................             --           --
Interest income.................................         9,764        85,120
Interest expense................................      (140,818)     (175,218)
                                                    ------------  -----------
                                                      (131,054)      (90,098)
                                                    ------------  -----------
Net loss........................................    (1,540,846)   (1,880,936)
Preferred stock dividends paid..................             --       57,147
                                                    ------------  -----------
Net loss applicable to common stock.............   $(1,540,846)  $(1,938,083)
                                                    ------------  -----------
                                                    ------------  -----------

Per share amounts:
  Net loss applicable to common stock...........   $     (0.24)  $     (0.34)
                                                    ------------  -----------
                                                    ------------  -----------
  Weight average number of shares of common stock
   outstanding...................................    6,291,269     5,488,355
                                                    ------------  -----------
                                                    ------------  -----------

SEE ACCOMPANYING NOTES.

                       HelpMate Robotics Inc.
                  Statements of Cash Flows (Unaudited)
                 Six months ended June 30, 1997 and 1996


                                                 Six months ended June 30,
                                                       1997          1996
                                                   ------------  ------------
OPERATING ACTIVITIES
Net loss.......................................   $(1,540,846)   $(1,880,936)
Adjustments to reconcile net loss to net cash
 used by operating activities:
    Interest...................................       105,294        133,208
    Compensation...............................        58,160         45,938
    Provision for doubtful accounts............        59,241             --
    Provision for inventory obsolescence........        50,000             --
    Depreciation...............................       368,130        564,906
    Other......................................        25,719         15,773
Changes in operating accounts:
    (Increase) decrease in accounts receivable.      (470,436)      (235,806)
    (Increase) decrease in inventory...........       (11,570)      (695,768)
    (Increase) decrease in other assets........       (60,882)      (135,727)
    (Decrease) increase in accounts payable
      and accrued expenses.....................       191,899        443,264
    (Decrease) in deferred revenue.............      (170,092)            --
    (Decrease) increase in customer advances...         9,689       (101,833)
                                                   ------------   -----------
Total adjustments..............................       155,152         33,955
                                                   ------------   -----------
Net cash provided by (used in) operating
  activities...................................    (1,385,694)    (1,846,981)
                                                   ------------   -----------
INVESTING ACTIVITIES
Sale of equipment leased to others.............     1,958,416             --
Installation costs.............................     (118,011)       (165,992)
Equipment leased to others.....................     (876,456)       (515,467)
Purchase of property and equipment.............      (17,223)       (208,922)
                                                   ------------   -----------
Net cash provided by (used in) investing
 activities....................................      946,726        (890,381)
                                                   ------------   -----------
FINANCING ACTIVITIES
Repayments of notes payable....................     (264,248)       (197,669)
Proceeds from capital lease....................      144,012
Proceeds from exercise of stock options........        3,363           1,829
Redemption of common stock issued for rent.....           --        (210,000)
Proceeds from issuance of common stock,
 net of expenses...............................           --       6,093,441
Preferred stock dividends paid.................           --         (57,147)
                                                   ------------   -----------
Net cash provided by (used in) financing
 activities....................................     (116,873)       5,630,454
                                                   ------------   -----------
Net increase (decrease) in cash and cash
 equivalents...................................     (555,841)       2,893,092
Cash and cash equivalents at beginning of
 period........................................      609,808          419,752
                                                   ------------   -----------
Cash and cash equivalents at end of period.....    $  53,967       $3,312,844
                                                   ------------   -----------
                                                   ------------   -----------


See accompanying notes.

                                HelpMate Robotics Inc.

           Notes to Condensed Consolidated Financial Statements (Unaudited)

                                    June 30, 1997

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. In addition, certain amounts for prior periods have been reclassified to be comparable with
the current period presentation.   Operating results for the three and six month
periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Sale and Leaseback Transactions

On February 7, 1997, HelpMate Robotics Inc. ("HRI" or the "Company") entered into a Purchase, Security and Remarketing Agreement and a Master Lease Agreement with Leasing Technologies International, Inc. ("LTI") for the sale and leaseback of fifteen of its robotic courier systems which are currently under rent from the Company to hospitals across the United States ("sold units"). The total proceeds obtained from this transaction was $1,230,000. As part of the transaction, the Company assigned all of its right title and interest in the underlying rental agreements for the sold units and granted a security interest in fifteen additional rental agreements for units that were not sold to LTI ("collateral units"). The Purchase, Security and Remarketing Agreement requires the Company to, among other things, refurbish any sold unit that ceases to be rented by a hospital and place that sold unit on rent with another hospital prior to the Company placing one of its own units with another hospital. In addition, the Company is responsible for the maintenance of both the sold units and the collateral units. Upon the expiration of the Master Lease Agreement (36 months), the Company shares in residual rental payments from the sold units in the following manner: a)75% for the Company and 25% for LTI until such time as the Company receives an additional $372,032 and b) 50% for the Company and 50% for LTI thereafter. Finally, the Company has no right to repurchase the sold units from LTI. The Master Lease Agreement will be classified as an operating lease in accordance with Statement of Financial Accounting Standards No. 13,
"Accounting for Leases".   The book value and related depreciation of the sold
units, approximately $937,000 and $321,000, respectively, will be removed from the accounts and the gain realized on the sale of approximately $614,000 will be deferred and amortized over the term of the Master Lease Agreement, 36 months. The maintenance costs expected to be incurred for the sold units during the lease term will be accrued as of the date of the sale, amortized over the term of the Master Lease Agreement and correspondingly reduce the gain on the sale. Such costs are expected to approximate $158,000 thereby reducing the gain to be deferred and amortized to approximately $456,000. No provision for the refurbishment of the sold units will be made, as the Company's historical
experience demonstrates that units do not cease being rented.   Payments under
the Master Lease Agreement are payable monthly commencing in March, 1997 and approximate $526,000 annually. Certain amounts have been reclassified at March 31, 1997 to more properly reflect the operating lease transactions described above. The resulting reclassifications had no effect on net loss for the three months ended March 31, 1997 or the six months ended June 30, 1997.

Further on May 5, 1997, the Company entered into another Purchase, Security and Remarketing Agreement and a Master Lease Agreement with LTI for the sale and leaseback of nine of its robotic courier systems which are currently under rent from the Company to hospitals across the United States ("sold units"). The total proceeds obtained from this transaction was $810,000. As part of the transaction, the Company assigned all of its right, title and interest in the underlying rental agreements for the sold units and granted a security interest in three additional rental agreements for units that were not sold to LTI ("collateral units"), and issued to LTI 98,182 warrants to purchase the Company's common stock at $1.2375. The warrants expire on May 4, 2006. The Purchase, Security and Remarketing Agreement requires the Company to, among other things, refurbish any sold unit that ceases to be rented by a hospital and place that sold unit on rent with another hospital prior to the Company placing one of its own units with another hospital.

In addition, the Company is responsible for the maintenance of both the sold units and the collateral units. Upon the expiration of the Master Lease Agreement (32 months), the Company shares in residual rental payments from the sold units in the following manner: a)75% for the Company and 25% for LTI until such time as the Company receives an additional $225,400 and b) 50% for the Company and 50% for LTI thereafter. Finally, the Company has no right to repurchase the sold units from LTI. It should further be noted that until such time as additional rental units are installed, financing vehicles such as this will not be available to the Company. The Master Lease Agreement will be classified as an operating lease in accordance with Statement of Financial
Accounting Standards No. 13, "Accounting for Leases".   The book value and
related depreciation of the sold units, approximately $548,000 and $26,000, respectively, will be removed from the accounts and the gain realized on the sale of approximately $288,000 will be deferred and amortized over the term of the Master Lease Agreement, 32 months. The maintenance costs expected to be incurred for the sold units during the lease term will be accrued as of the date of the sale, amortized over the term of the Master Lease Agreement and correspondingly reduce the gain on the sale. Such costs are expected to approximate $46,000 thereby reducing the gain to be deferred and amortized to approximately $242,000. No provision for the refurbishment of the sold units will be made, as the Company's historical experience demonstrates that units do not cease being rented. Payments under the Master Lease Agreement are payable monthly commencing in June, 1997 and approximate $379,000 annually.

Installation Costs

The Company incurs certain direct expenses associated with the installation of its equipment leased to others. The Company recast its June 30, 1996 statements of operations, cash flows and stockholders' equity to reflect a change in the period over which the Company's installation costs related to its equipment leased to others is amortized. The Company previously amortized such costs over a five year period. Under the new policy such costs are amortized over the initial term of the lease in accordance with the generally accepted accounting principles prescribed for leases. In 1996, such costs increased in significance in relation to the Company's financial statements, which was attributable to among other things, the Company's increased volume of business and current market conditions which required the Company to incur more of these costs. This change affects the financial statements of the Company primarily by amortizing such costs more rapidly, as typically the initial term of the leases entered into by the Company range from one to three years. The net loss for six month and three month periods ended June 30, 1996 increased by $240,508 or ($0.03 per share) and $160,619 or ($0.03 per share), respectively as a result of this change.

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

Further, in connection with the development of its HelpMate robots, the Company also has developed other applications of its robotics technology. The Company has sold , on a limited basis, components of its autonomous robotics navigation technology to universities, laboratories and other research facilities. Moreover, the Company has licensed some of its technologies for use in floor-cleaning and automated prescription-filling applications.

The Company believes that there are opportunities for expanding its HelpMate product lines to other uses, both within the hospital environment and for other healthcare users such as nursing homes, and for developing non-healthcare related applications and products. Given the Company's current liquidity limitations, however, the Company is currently redirecting all of its efforts to the installation and maintenance of existing Helpmate robots.

The Company has also engaged in research and development contract opportunities in the areas of service robotics and robotics technology applications. These efforts, as well as those mentioned above, have been put on hold while the Company continues to redirect its efforts to the installation and maintenance of existing Helpmate robots.

Liquidity and Capital Resources

The Company's financial position has continued to deteriorate, and the Company has experienced difficulties in meeting its cash flow needs. During the month of July 1997 the Company's President and Chief Executive Officer, Thomas K. Sweeny loaned the Company $60,000 in the form of a note payable due upon demand bearing interest at a rate of 8.5% per annum. The efforts of the Company to obtain additional working capital through further sale/leaseback arrangements, through borrowing from major investors, and through the sale of new equity to various investor groups have, to date, been unsuccessful. Past due accounts payable have mounted to approximately $1 million as of August 1, 1997.

Additionally, in early August 1997, Leasing Technologies, Inc. notified the Company that the Company was in default under its Master Lease Agreement. The Company is in default with Connecticut Innovations Inc. for a principal amount of approximately $417,000. The Company was also served an eviction notice by its landlord due to non-payment of rent. The Company is currently in negotiations and taking other steps with a view towards remedying the deficiencies.

In light of the foregoing, the Company continues to implement actions and measures, including a substantial downsizing of the Company, to ensure that operations would continue on a significantly reduced basis through 1997 if additional financing transactions are not consummated. On August 15, 1997, the Company reduced its staff level to a core of 12 employees with the emphasis on installation and maintenance of Helpmate robots. The Company has discontinued its sales and marketing efforts and it will limit its production to fill a portion of its backlog. The company has 80 Helpmate robots installed in 67 hospitals in the United States and a backlog of 31 rental orders. Management believes that it will be able to complete and install a portion of those units. Additionally, management plans to relocate to smaller office space during the third quarter to further reduce costs. The Company is in the process of redirecting its efforts towards installation and maintenance of its current force of Helpmate robots in the field.

The Company is actively pursuing discussions with its creditors and lenders. If the Company is successful in reaching an accommodation with its creditors and lenders, then management believes that the Company's downsized operations could be funded with the revenue streams generated by the current and future rentals and sales of its Helpmate robots while the Company pursues alternatives for addressing the long-term capital needs of the business. This plan is predicated on the basis that the Company's creditors and others will not institute any
action against the Company during this time of restructuring.   Any resolution
of the Company's short-term and long-term capital issues may have a material adverse effect on the Company's stockholders, including diluting their interest in the Company.

Revenues

Total revenues decreased by $36,041 or 4% from the three months ended June 30, 1996 compared to the three month period ended June 30, 1997. Rental revenues increased by $202,100 or 66%; sales revenues decreased by $118,247 or 34%, and revenues from research and development contracts decreased by $119,894 or 69% for the same period.

Total revenues increased by $409,540 or 32% from the six months ended June 30, 1996 compared to the six month period ended June 30, 1997. Rental revenues increased by $362,014 or 65% and sales revenues increased by $12,884 or 2%. Also, revenues from research and development contracts increased by $34,642 or 20%.

The increase in rental revenues is reflective of the Company's expanded fleet of rental units which at June 30, 1997 was 67, a 40% increase from the 48 units under rent at December 31, 1996. The changes in research and development contract revenues is primarily attributable to the timing of the performance of the projects. The three months ended June 30, 1997 represents revenues recognized primarily on labor costs on a project which began in January 1997, while the revenues recognized in the three month period ended June 30, 1996 represent a project in the completion stage.

Cost of Revenues

Cost of revenues decreased by $248,571 or 33% from the three months ended June 30, 1996 compared to the three months ended June 30, 1997. Cost of revenues increased by $128,549 or 11% from the six months ended June 30, 1996 compared to the six months ended June 30, 1997. Overall, cost of revenues has decreased as a percentage of revenues, which reflects the Company's ongoing efforts to reduce the cost associated with manufacturing and installing its HelpMate robots.
These costs are partially offset by an increase in depreciation and amortization of the Company's rental units and related installation costs, which were attributable to the increase in the rental fleet discussed above. In addition, the Company increased its reserve for inventory obsolescence by $50,000 during the second quarter of 1997 to reflect current economic conditions.

Gross Profit

Gross profit increased by 257% or $212,530 from the three months ended June 30, 1996 compared to the three months ended June 30, 1997. Gross profit increased by 169% or $280,991 from the six months ended June 30, 1996 compared to the six months ended June 30, 1997. The increase in gross profit percentage and dollars reflects the Company's ongoing strategy to reduce costs associated with manufacturing and installing its HelpMate Robots coupled with the fact that several of the Company's rental units are now fully depreciated.

Selling General and Administrative Expenses

Selling, General and Administrative Expenses increased by $114,223 or 11% from the three months ended June 30, 1996 compared to the three months ended June 30, 1997. Selling, General and Administrative Expenses decreased by $72,138 or 4% from the six months ended June 30, 1996 compared to the six months ended June 30, 1997. The increase reflects an increase in staffing, particularly in the sales and marketing department and an increase in marketing and public relations activities associated with promoting the Helpmate robot. In addition, the Company increased its allowance for doubtful accounts by $20,000 during the second quarter to reflect current economic conditions.

Interest Expense and Interest Income

Interest expense, net of interest income increased by $39,515 or 137% from the three months ended June 30, 1996 compared to the three months ended June 30, 1997. Interest expense, net of interest income increased by $40,956 or 45% from the six months ended June 30, 1996 compared to the six months ended June 30, 1997. The increase in net interest expense is reflective of an increase in financing obligations and a decrease in interest income earned. As the Company has continued to use available cash for expanding its fleet of rental units interest income decreased $53,903 or 96% from the three months ended June 30, 1996 compared to the three months ended June 30, 1997 and decreased $75,356 or 89% from the six months ended June 30, 1996 compared to the six months ended June 30, 1997.

Losses

The Company incurred a net loss from continuing operations of $915,005 and $1,001,714 for each of the three month periods ending June 30, 1997 and 1996, respectively, and incurred a net loss from continuing operations of $1,540,846 and $1,880,936 for each of the six month periods ending June 30, 1997 and 1996, respectively. These losses were sustained primarily because the Company has not achieved the volume of sales and rentals of HelpMates required to cover the overhead expenses associated with the commercialization of its HelpMate systems, and to the increase in staffing and sales and marketing expenses noted above. It should further be mentioned that while the Company's order flow continues to increase it has increased substantially for rentals not for sales, thereby resulting in increased losses and a more rapid depletion of cash than originally anticipated. The Company anticipates that such losses will continue until the volume of sales and rentals of HelpMates necessary to cover overhead expenses is achieved. As noted above, the overall profitability and cash flow of the Company is highly dependent upon its mix of robot rentals and robot sales, i.e., more robot rentals than sales results in larger losses and a quicker depletion of cash in the short run.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock for the three months ended June 30, 1997 and 1996 was ($0.15) and ($0.16), respectively. Earnings (loss) per share of common stock for the six months ended June 30, 1997 and 1996 was ($0.24) and ($0.34), respectively. The reduction in the net loss per share is attributable to the increase in number of shares outstanding from the aforementioned initial public offering. Earnings per common share is computed using the treasury stock method based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted for the stock
split that occurred in conjunction with the initial public offering.   Shares
from the assumed exercise of options and warrants granted by the Company and shares issuable in connection with the Company's convertible preferred stock have been included in the computations of earnings per share for all periods unless their inclusion would be anti-dilutive.

During the first quarter of 1997 the Financial Accounting Standards Board issued Statement No. 128 Earnings Per Share, which simplifies the calculation of earnings per share (EPS) and makes it comparable to international standards recently issued. The new EPS rules are effective for both interim and annual periods ending after December 31, 1997. Although management has not yet determined the impact of adopting this new standard, they do not expect it to be material.

Other

During the second quarter of 1997 the Company was notified by the Philadelphia Stock Exchange that the Company's stock had been delisted due to a failure to meet the requirements for net worth and minimum stock price. Further, the Company has been notified by the NASDAQ that pending appeal the Company's stock will be delisted for failure to meet the minimum bid price. The Company has notified the NASDAQ of their request for an appeal to the decision. Although no assurances can be given, management intends to continue its efforts to raise additional financing to continue operations and work towards generating sufficient cash flow to fund future operations.

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


SAFE HARBOR STATEMENT

Statements which are not historical facts in this report are forward looking statements, are made on a good faith basis. Such forward looking statements, which include those statements made in the paragraphs under Management's Discussion and Analysis or Plan of Operation, subheadings "Liquidity and Capital Resources" and "Other," all involve risk and uncertainties. Actual results may differ materially from forward looking statements for reasons including, but not limited to, changes in the healthcare industry, mix of robot rentals versus sales, the Company's ability to finance its ongoing operations, the Company's ability to relocate to a suitable facility, the Company's ability to cure defaults and workout other arrangements with respect to its lenders and creditors, the Company's ability to continue to generate cash flow from operations, the Company's ability to reinstate the Company's stock listing on the major exchanges, as well as the Company's ability to fulfill a portion of its backlog and withstand any resulting effects of nonfulfillment.


                             PART II - OTHER INFORMATION



Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

The Company is in default with its lender Connecticut Innovations Incorporated ("CII") in the principal amount of $417,000. The current amount in arrears at August 19, 1997 is approximately $40,000.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 20 , 1997 the following proposals were adopted by the margins indicated:

1.  To elect eight directors for a term to expire at the 1998 Annual
    Meeting.

    Director                 For            Against

    Joseph F. Engleberger    3,218,497      21,700
    Thomas K. Sweeny         3,218,497      21,700
    John M. Evans, Jr.       3,218,497      21,700
    John F. Barry            3,218,497      21,700
    Nobuo Saita              3,218,497      21,700
    Kevin F. Littlejohn      3,218,497      21,700
    Theodore Sall            3,218,497      21,700
    Sheldon Sandler          3,218,497      21,700

2. To ratify the appointment of Ernst & Young, LLP as the Company's independent auditors for fiscal 1997.

    For                 3,219,447
    Against                17,450
    Abstained               3,300

3.  To adopt the Amended and Restated 1995 Stock Option Plan.

    For                 3,149,684
    Against                54,371
    Abstained              17,750


Item 5. Other Information

On June 30, 1997 Kevin F. Littlejohn tendered his resignation from the Board of Directors to be effective as soon as the Board could find a replacement. Mr. Littlejohn was a member of the Audit, Compensation and Stock Option Committees. Mr. Littlejohn was replaced by Joseph Cote by the Board of Directors on August 1, 1997. Mr. Cote is a former Board member. Additionally, on August 1, 1997 John M. Evans, Jr. - Vice President of Engineering and Matthew Smith - Vice President of Sales and Marketing, resigned from the Company and the Board of Directors.

During the quarter the Company was notified by officials of the Philadelphia Stock Exchange that the Company's stock had been delisted. Further, the Company has been notified by the NASDAQ that pending appeal the Company's stock will be delisted for failure to meet the minimum bid price. See further discussion under Management's Discussion and Analysis or Plan of Operation, subheading "Other."


Item 6. Exhibits and Reports on Form 8-K

A Form 8-K was filed on February 21, 1997 describing the sale and leaseback transactions discussed above.

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

10.41*   Agreement for Sales with Bell & Howell Mailmobile dated October 18,
         1995.
10.42* Lease dated as of November 1, 1992 with Westinghouse Electric Corporation ("Westinghouse") for premises located at Shelter Rock Lane in Danbury, Connecticut.
10.43*   Letter Agreement dated October 21, 1992, with Westinghouse.
10.44*   Directors and Officers Liability Insurance Policy.
10.45*   Product Liability Insurance Policy.
10.46* Stock Purchase Agreement dated July 29, 1987 with Transitions Two, Limited Partnership ("Transitions Two").
10.47*   Stock Purchase Agreement, dated July 29, 1987 with 3M.
10.48* Stock Purchase Agreement dated February 24, 1989 with 3M, White Consolidated Industries, Inc. ("White"), which is a subsidiary of Electrolux,and Transitions Two, as amended by Amendment to Stock Purchase Agreement, dated March 9, 1989.
10.49*   Stock Purchase Agreement, dated August 14, 1991 with Yaskawa.
10.50*   Preferred Stock Purchase Agreement dated as of May 28, 1993 with CFD.
10.51*   Registration Rights Agreement dated as of May 28, 1993 with CFD.
10.52* Co-Sale Agreement among the Registrant, Mr. Engelberger, Margaret Engelberger, Technology Transitions, Inc., 3M, White, Transitions
         Two, Yaskawa and CFD.
10.53*   Stock Purchase Agreement dated December 1, 1994 with Otis.
10.54*   Warrant dated November 20, 1990, as amended on June 14, 1995, issued to CII for 5,000 shares of the Registrant's Common Stock, expiring on July 1, 2000.
10.55*   Warrant dated January 16, 1991, issued to 3M for 3,000 shares of the Registrant's Common Stock, expiring on February 1, 1997.
10.56* Warrant dated January 16, 1991, issued to Mr. Engelberger for 3,000 shares of the Registrant's Common Stock, expiring on February 1, 1997.
10.57* Warrant dated January 16, 1991, issued to White for 3,000 shares of the Registrant's Common Stock, expiring on February 1, 1997.
10.58* Warrant dated January 16, 1991, issued to Transitions Two for 3,000 shares of the Registrant's Common Stock, expiring on February 1, 1997.
10.59* Warrant dated July 6, 1992, issued to Mr. Engelberger for 2,000 shares of the Registrant's Common Stock, expiring on August 1, 1998.
10.60* Warrant dated July 6, 1992, issued to Transitions Two for 2,000 shares of the Registrant's Common Stock, expiring on August 1, 1998.
10.61* Warrant dated March 22, 1993, issued to Transitions Two for 5,000 shares of the Registrant's Common Stock, expiring on March 21,
         1999.
10.62*   Warrant dated July 1, 1993, issued to Electrolux for 4,300 shares of the Registrant's Common Stock, expiring on June 30, 1999.
10.63* Warrant dated May 26, 1995, issued to Mr. Engelberger for 4,000 shares of the Registrant's Common Stock, expiring May 25, 2005.
10.64* Stock Subscription Warrant dated June 14, 1995, issued to CII for 10,000 shares of the Registrant's Common Stock, expiring June 14,
         2005.
10.65* Warrant and Stock Put Agreement dated June 14, 1995 between the Registrant and CII.
10.66* Stock Subscription Warrant dated September 20, 1995, issued to CII for 6,000 shares of the Registrant's Common Stock, expiring September 20, 2005.
10.67*   Warrant and Stock Put Agreement dated September 20, 1995 with CII.
10.68* Stock Subscription Warrant dated October 3, 1995, issued to 3M for 5,000 shares of the Registrant's Common Stock, expiring September
         30, 2005.
10.69* Stock Subscription Warrant dated September 28, 1995, issued to Landmark for 3,000 shares of the Registrant's Common Stock, expiring September 30, 2005.
10.70* Stock Subscription Warrant dated September 27, 1995, issued to CFD for 2,000 shares of the Registrant's Common Stock, expiring September 30, 2005.
10.71*   1984 Nonqualified Stock Option Plan dated September 21, 1984.
10.72*   1988 Nonqualified Stock Option Plan dated October 27, 1988.
10.73*   Form of 1995 Stock Option Plan.
11.1     Statement Re: Computation of Primary Per Share Earnings.

* Incorporated by reference to Form SB2 Number 33-99348 filed January 31, 1996 under the same exhibit number as filed therein.

                                      SIGNATURES


   In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

HelpMate Robotics Inc.


Date: August 19, 1997                __________________________________________
                                     Joseph F. Engelberger,
                                     Chairman and Director



Date: August 19, 1997                __________________________________________
                                     Thomas K. Sweeny,
                                     President, and Chief Executive Officer,
                                     Director, Treasurer and Principal Financial
                                     Officer