Form 10QSB
period 1997-09-30
HELPMATE ROBOTICS INC
filed 1997-11-20
CIK 1003472

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

         For the quarterly period ended September 30, 1997
                                                 ---------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934)

         For the transition period from            to
                                       -----------    ------------

                            Commission File Number 1-14160
                                                   -------

                                HelpMate Robotics Inc.
                       (Exact name of small business issuer as
                              specified in its charter)

         Connecticut                                  06-1110906
         -----------                                  ----------
         (State or other jurisdiction                 (I.R.S. Employer
         of incorporation or organization)            Identification No.)

                  Shelter Rock Lane; Danbury, Connecticut;     06810
                  --------------------------------------------------
                       (Address of principal executive offices)

                                    (203) 798-8988
                                    --------------
                             (Issuer's telephone number)

     ---------------------------------------------------------------------------
      (Former name, former address and formal fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE
                                 PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes     No
                                                    ---    ---

                         APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of July 31, 1997 is 6,294,031 shares.


Transitional Small Business Disclosure Format (Check One)  Yes      No  X
                                                               ---     ---

                            PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                               HelpMate Robotics Inc.

                             Balance Sheet  (Unaudited)

                                 September 30, 1997



ASSETS
Current assets:
  Cash                                                           $     54,031
  Accounts receivable, net of allowance for doubtful
   accounts of $60,000                                                600,897
  Inventory, net of reserve for obsolescence of
   $100,000                                                         1,341,961
  Other                                                                29,491
                                                                 ------------
Total current assets                                                2,026,380

Installation costs, net of accumulated amortization
 of $650,989                                                          167,564
Equipment leased to others, net of accumulated
 depreciation of  $864,075                                          1,228,633
Property and equipment, net of accumulated
 depreciation of $704,345                                             445,605
                                                                 ------------
                                                                 $  3,868,182
                                                                 ============



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $  1,232,381
  Accrued expenses                                                    494,124
  Accrued compensation and employee benefits                          243,582
  Current portion notes payable                                       463,953
  Deferred revenue                                                    224,076
  Customer advances                                                    40,269
                                                                 ------------
Total current liabilities                                           2,698,385

Deferred revenue                                                      279,665
Notes payable, less current portion                                   962,095

Stockholders' equity:
  Common stock, no par value; 10,000,000 shares
authorized; 6,294,031 shares issued and outstanding                16,964,504
  Capital surplus                                                   5,112,225
  Accumulated deficit                                             (22,148,692)
                                                                 ------------
Total stockholders' equity                                             71,963
                                                                 ------------
                                                                 $  3,868,182
                                                                 ============


SEE ACCOMPANYING NOTES.

                                HelpMate Robotics Inc.

                        Statements of Operations  (Unaudited)

                   Three months ended  September 30, 1997 and 1996


                                                Three months ended September 30,

                                                          1997          1996
                                                          ----          ----
Revenues:
  Sales revenues                                      $  366,192    $   226,056
  Rental revenues                                        531,496        353,381
  Research and development contracts                      86,330              -
                                                    ----------------------------
Total revenues                                           984,018        579,437

Cost of revenues:
  Cost of sales                                          126,062        200,763
  Cost of rental revenues                                333,111        365,309
  Cost of research and development contracts              49,549              -
                                                    ----------------------------
Total costs of revenues                                  508,722        566,072
                                                    ----------------------------

Gross profit                                             475,296         13,365

Operating expenses:
Selling, general and administrative expenses             759,393      1,262,687
Non cash compensation expense                                  -              -
                                                    ----------------------------
                                                         759,393      1,262,687

Operating loss                                          (284,097)    (1,249,322)

Other expense                                                  -         (2,088)
Interest income                                            1,544         32,814
Interest expense                                         (60,325)       (79,613)
                                                    ----------------------------
                                                         (58,781)       (48,887)
                                                    ----------------------------

Net loss applicable to common stock                   $ (342,878)    (1,298,209)
                                                    ============================

Per share amounts:
   Net loss applicable to common stock                $    (0.05)   $   (0. 20 )
                                                    ============================
   Weighted average number of shares of common
stock outstanding                                      6,294,031      6,373,758
                                                    ============================



SEE ACCOMPANYING NOTES.

                                HelpMate Robotics Inc.

                        Statements of Operations  (Unaudited)

                    Nine months ended September 30, 1997 and 1996


                                                 Nine months ended September 30,

                                                         1997           1996
                                                         ----           ----

Revenues:
 Sales revenues                                      $   942,638    $   789,618
 Rental revenues                                       1,450,315        910,186
 Research and development contracts                      295,522        174,550
                                                    ----------------------------
Total revenues                                         2,688,475      1,874,354

Cost of revenues:
 Cost of sales                                           515,525        549,431
 Cost of rental revenues                                 991,836        983,297
 Cost of research and development contracts              258,741        162,175
                                                    ----------------------------
Total costs of revenues                                1,766,102      1,694,903
                                                    ----------------------------

Gross profit                                             922,373        179,451

Operating expenses:
Selling, general and administrative expenses           2,598,241      3,155,428
Non cash compensation expense                             18,021         45,938
                                                    ----------------------------
                                                       2,616,262      3,201,366

Operating loss                                        (1,693,889)    (3,021,915)

Other expense                                                  -        (20,333)
Interest income                                           11,308        117,934
Interest expense                                        (201,143)      (254,831
                                                    ----------------------------
                                                        (189,835)      (157,230)
                                                    ----------------------------

Net loss                                              (1,883,724)    (3,179,145)
Preferred stock dividends paid                                 -         57,147
                                                    ----------------------------
Net loss applicable to common stock                  $(1,883,724)   $(3,236,292)
                                                    ============================

Per share amounts:
   Net loss applicable to common stock               $     (0.30)   $   (0. 55 )
                                                    ============================
   Weighted average number of shares of common
    stock outstanding                                  6,291,269      5,865,721
                                                    ============================


SEE ACCOMPANYING NOTES.

                                HelpMate Robotics Inc.

                        Statements of Cash Flows  (Unaudited)

                    Nine months ended September 30, 1997 and 1996


                                                 Nine months ended September 30,

                                                         1997           1996
                                                         ----           ----
OPERATING ACTIVITIES
Net loss                                             $(1,883,724)   $(3,179,145)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Interest                                               151,990        195,304
  Compensation                                            58,160         45,938
  Provision for doubtful accounts                         59,241         47,413
  Provision for inventory obsolescence                    50,000              -
  Depreciation                                           520,967        888,216
  Other                                                    6,453         44,547
Changes in operating accounts:
  (Increase) decrease in accounts receivable            (390,497)      (265,620)
  (Increase) decrease in inventory                       162,713       (857,046)
  (Increase) decrease in other assets                    (16,491)      (256,548)
  (Decrease) increase in accounts payable and
   accrued expenses                                      450,930        350,870
  (Decrease) in deferred revenue                        (224,792)             -
  (Decrease) increase in customer advances                 3,439        (76,833)
                                                    ----------------------------
Total adjustments                                        852,113        116,241
                                                    ----------------------------
Net cash provided by (used in) operating
 activities                                           (1,031,611)    (3,113,561)
                                                    ----------------------------

INVESTING ACTIVITIES
Sale of equipment leased to others                     1,958,416              -
Installation costs                                      (144,652)             -
Equipment leased to others                             1,134,660)    (1,112,730)
Purchase of property and equipment                       (11,241)      (258,728)
                                                    ----------------------------
Net cash provided by (used in) investing
 activities                                              667,863     (1,371,458)
                                                    ----------------------------

FINANCING ACTIVITIES
Repayments of notes payable                             (339,404)      (328,354)
Proceeds from capital lease                               44,012              -
Proceeds from exercise of stock options                    3,363          1,829
Redemption of common stock issued for rent                     -       (210,000)
Proceeds from issuance of common stock, net
 of expenses                                                   -      6,138,941
Preferred stock dividends paid                                 -        (57,147)
                                                    ----------------------------
Net cash provided by (used in) financing
 activities                                             (192,029)     5,545,269
                                                    ----------------------------

Net increase (decrease) in cash and cash
equivalents                                              (555,77)     1,110,907

Cash and cash equivalents at beginning of period         609,808        419,752
                                                    ----------------------------
Cash and cash equivalents at end of period           $    54,031    $ 1,530,659
                                                    ============================

SEE ACCOMPANYING NOTES.

                                HelpMate Robotics Inc.

           Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  September 30, 1997

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. In addition, certain amounts for prior periods have been reclassified to be comparable with
the current period presentation.   Operating results for the three and nine
month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

SALE AND LEASEBACK TRANSACTIONS

On February 7, 1997, HelpMate Robotics Inc. ("HRI" or the "Company") entered into a Purchase, Security and Remarketing Agreement and a Master Lease Agreement with Leasing Technologies International, Inc. ("LTI") for the sale and leaseback of fifteen of its robotic courier systems which are currently under rent from the Company to hospitals across the United States ("sold units"). The total proceeds obtained from this transaction was $1,230,000. As part of the transaction, the Company assigned all of its right title and interest in the underlying rental agreements for the sold units and granted a security interest in fifteen additional rental agreements for units that were not sold to LTI ("collateral units"). The Purchase, Security and Remarketing Agreement requires the Company to, among other things, refurbish any sold unit that ceases to be rented by a hospital and place that sold unit on rent with another hospital prior to the Company placing one of its own units with another hospital. In addition, the Company is responsible for the maintenance of both the sold units and the collateral units. Upon the expiration of the Master Lease Agreement (36 months), the Company shares in residual rental payments from the sold units in the following manner: a)75% for the Company and 25% for LTI until such time as the Company receives an additional $372,032 and b) 50% for the Company and 50% for LTI thereafter. Finally, the Company has no right to repurchase the sold units from LTI. The Master Lease Agreement will be classified as an operating lease in accordance with Statement of Financial Accounting Standards No. 13,
"Accounting for Leases".   The book value and related depreciation of the sold
units, approximately $937,000 and $321,000, respectively, will be removed from the accounts and the gain realized on the sale of approximately $614,000 will be deferred and amortized over the term of the Master Lease Agreement, 36 months. The maintenance costs expected to be incurred for the sold units during the lease term will be accrued as of the date of the sale, amortized over the term of the Master Lease Agreement and correspondingly reduce the gain on the sale. Such costs are expected to approximate $158,000 thereby reducing the gain to be deferred and amortized to approximately $456,000. No provision for the refurbishment of the sold units will be made, as the Company's historical
experience demonstrates that units do not cease being rented.   Payments under
the Master Lease Agreement are payable monthly commencing in March, 1997 and approximate $526,000 annually. Certain amounts have been reclassified at March 31, 1997 to more properly reflect the operating lease transactions described above. The resulting reclassifications had no effect on net loss for the three months, six months or the nine months ended September 30, 1997.

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

INSTALLATION COSTS

The Company incurs certain direct expenses associated with the installation of its equipment leased to others. The Company recast its September 30, 1996 statements of operations, cash flows and stockholders' equity to reflect a change in the period over which the Company's installation costs related to its equipment leased to others is amortized. The Company previously amortized such costs over a five year period. Under the new policy such costs are amortized over the initial term of the lease in accordance with the generally accepted accounting principles prescribed for leases. In 1996, such costs increased in significance in relation to the Company's financial statements, which was attributable to among other things, the Company's increased volume of business and current market conditions which required the Company to incur more of these costs. This change affects the financial statements of the Company primarily by amortizing such costs more rapidly, as typically the initial term of the leases entered into by the Company range from one to three years. The net loss for nine month and three month periods ended September 30, 1996 increased by $370,907 or ($0.06 per share) and $130,379 or ($0.02 per share), respectively as a result of this change.

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

The Company's financial condition continued to deteriorate during the fiscal quarter ending September 30, 1997. The Company current limits its operations to the installation and maintenance of HelpMate robotic couriers for which materials and parts have previously been ordered. No new robot build orders are
contemplated to be placed pending additional financing.    The Company is
seeking to work out accommodations with its creditors and lenders and is actively pursuing financing alternatives. No assurances can be give that such accommodations can be concluded or that such financing alternatives will be successful.

The Company designs, manufactures and markets autonomous robot transport systems for use by the institutional healthcare industry. The Company's flagship product, called HelpMate-Registered Trademark-, is an intelligent, self-navigating, battery-powered robot, which travels throughout a hospital free of fixed tracks or guidewires. HelpMate robots provide repetitive, around-the-clock transport of meals, medications, lab samples, supplies and medical records within a hospital environment, relieving staff of unscheduled "fetch-and-carry" tasks, and thus, the Company believes, reducing labor costs and improving productivity. Using proprietary sensory technology and a preprogrammed map of the facility, the HelpMate robot can avoid obstacles and people, making almost instantaneous stops when necessary, and via radio link, can summon elevators to travel between floors. The HelpMate system's technology allows it to be a more flexible and cost-effective alternative to systems such as dumbwaiters, pneumatic tubes or automated guided vehicles. HelpMate development began in 1987, and in 1991, following extensive testing at Danbury Hospital in Connecticut, the first HelpMate became operational.

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

The Company believes that there are opportunities for expanding its HelpMate product lines to other uses, both within the hospital environment and for other healthcare users such as nursing homes, and for developing non-healthcare related applications and products. Given the Company's current liquidity limitations, however, the Company is currently restricting all of its efforts to the installation and maintenance of existing Helpmate robots.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position has continued to deteriorate, and the Company has experienced difficulties in meeting its cash flow needs. During the month of July 1997 the Company's President and Chief Executive Officer, Thomas K. Sweeny loaned the Company $60,000 in the form of a note payable due upon demand bearing interest at a rate of 8.5% per annum. The efforts of the Company to obtain additional working capital through further sale/leaseback arrangements, through borrowing from major investors, and through the sale of new equity to various investor groups have, to date, been unsuccessful. Past due accounts payable have mounted to approximately $1.1 million as of November 13, 1997.

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

In light of the foregoing, the Company continues to implement actions and measures, including a substantial downsizing of the Company, to ensure that operations would continue on a significantly reduced basis through 1997 if additional financing transactions are not consummated. On August 15, 1997, the Company reduced its staff level to a core of 12 employees with the emphasis on installation and maintenance of Helpmate robots. The Company has discontinued its sales and marketing efforts and it will limit its production to fill a portion of its backlog. The company has 78 Helpmate robots installed in 67 hospitals in the United States and a backlog of 31 rental orders. Management believes that it will be able to complete and install a portion of those units. Additionally, management has relocated to smaller office space during the third quarter to further reduce costs.

The Company is actively pursuing discussions with its creditors and lenders. If the Company is successful in reaching an accommodation with its creditors and lenders, then management believes that the Company's downsized operations could be funded with the revenue streams generated by the current and future rentals and sales of its Helpmate robots while the Company pursues alternatives for addressing the long-term capital needs of the business. This plan is predicated on the basis that the Company's creditors and others will not institute any
action against the Company during this time of restructuring.   The Company is
also seeking to meet its short term cash liquidity needs through other sources. On November 3, 1997, the Company's Chairman, Joseph F. Engelberger, and Brookehill Equities, Inc. advanced $300,000.00 ($150,000.00 each) to the Company on a demand basis. The Company has agreed to issue certain warrants to each of these lenders. Moreover, no assurances can be given that such efforts will be successful or adequate, the Company is currently actively pursuing other private debt and equity financing sources.

Any resolution of the Company's short-term and long-term capital issues may have a material adverse effect on the Company's stockholders, including diluting their interest in the Company.

REVENUES

Total revenues increased by $404,581 or 69% from the three months ended September 30, 1996 compared to the three month period ended September 30, 1997. Rental revenues increased by $178,115 or 50%; sales revenues increased by $140,136 or 62%, for the same period.

Total revenues increased by $814,121 or 43% from the nine months ended September 30, 1996 compared to the nine month period ended September 30, 1997. Rental revenues increased by $540,129 or 59% and sales revenues increased by $153,020 or 19%.. Also, revenues from research and development contracts increased by $120,972 or 69%.

The increase in rental revenues is reflective of the Company's expanded fleet of rental units which at September 30, 1997 was 78, a 62% increase from the 48 units under rent at December 31, 1996. Research and development contract revenues result from a NASA SBIR contract which began in January 1997.


COST OF REVENUES

Cost of revenues decreased by $57,350 or 10% from the three months ended September 30, 1996 compared to the three months ended September 30, 1997. Cost of revenues increased by $71,199 or 4% from the nine months ended September 30, 1996 compared to the nine months ended September 30, 1997. Overall, cost of revenues has decreased as a percentage of revenues, which reflects the Company's ongoing efforts to reduce the cost associated with manufacturing and installing its HelpMate robots. These costs are partially offset by an increase in depreciation and amortization of the Company's rental units and related installation costs, which were attributable to the increase in the rental fleet discussed above. In addition, the Company increased its reserve for inventory obsolescence by $50,000 during the second quarter of 1997 to reflect current economic conditions.

GROSS PROFIT

Gross profit increased by 345% or $461,931 from the three months ended September 30, 1996 compared to the three months ended September 30, 1997. Gross profit increased by 414% or $742,922 from the nine months ended September 30, 1996 compared to the nine months ended September 30, 1997. The increase in gross profit percentage and dollars reflects the Company's ongoing strategy to reduce costs associated with manufacturing and installing its HelpMate Robots coupled with the fact that several of the Company's rental units are now fully depreciated.
SELLING GENERAL AND ADMINISTRATIVE EXPENSES
Selling, General and Administrative Expenses decreased by $503,294 or 40% from the three months ended September 30, 1996 compared to the three months ended September 30, 1997. Selling, General and Administrative Expenses decreased by $557,187 or 18% from the nine months ended September 30, 1996 compared to the nine months ended September 30, 1997. The decrease reflects a significant reduction in staffing in all departments. In addition, the Company increased its allowance for doubtful accounts by $20,000 during the second quarter to reflect current economic conditions.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense, net of interest income increased by $11,982 or 25% from the three months ended September 30, 1996 compared to the three months ended September 30, 1997. Interest expense, net of interest income increased by $52,938 or 39% from the nine months ended September 30, 1996 compared to the nine months ended September 30, 1997. The increase in net interest expense is reflective of an increase in financing obligations and a decrease in interest income earned. As the Company has continued to use available cash for expanding its fleet of rental units interest income decreased $31,270 or 95% from the three months ended September 30, 1996 compared to the three months ended September 30, 1997 and decreased $106,626 or 90% from the nine months ended September 30, 1996 compared to the nine months ended September 30, 1997.

LOSSES

The Company incurred a net loss from continuing operations of $342,878 and $1,298,209 for each of the three month periods ending September 30, 1997 and 1996, respectively, and incurred a net loss from continuing operations of $1,883,724 and $3,179,145 for each of the nine month periods ending September 30, 1997 and 1996, respectively. These losses were sustained primarily because the Company has not achieved the volume of sales and rentals of HelpMates required to cover the overhead expenses associated with the commercialization of its HelpMate systems. However, the decrease in staffing and sales and marketing expenses noted above,.have begun to to stem the losses. It should further be mentioned that while the Company's order flow continues to increase it has increased substantially for rentals not for sales, thereby resulting in increased losses and a more rapid depletion of cash than originally anticipated. The Company anticipates that such losses will continue until the volume of sales and rentals of HelpMates necessary to cover overhead expenses is achieved. As noted above, the overall profitability and cash flow of the Company is highly dependent upon its mix of robot rentals and robot sales, i.e., more robot rentals than sales results in larger losses and a quicker depletion of cash in the short run.

EARNINGS (LOSS) PER SHARE

Loss per share of common stock for the three months ended September 30, 1997 and 1996 was ($.05) and ($0.20), respectively. Loss per share of common stock for the nine months ended September 30, 1997 and 1996 was ($0.30) and ($0.55), respectively. The reduction in the net loss per share is primarily attributable to the lower net loss for the nine months ended September 30, 1997. Earnings per common share is computed using the treasury stock method based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted for the stock split that occurred in
conjunction with the initial public offering.   Shares from the assumed exercise
of options and warrants granted by the Company and shares issuable in connection with the Company's convertible preferred stock have been included in the computations of earnings per share for all periods unless their inclusion would be anti-dilutive.

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

OTHER

During the second quarter of 1997 the Company was notified by the Philadelphia Stock Exchange that the Company's stock had been delisted due to a failure to meet the requirements for net worth and minimum stock price. Further, the Company has been notified by the NASDAQ the Company's stock has been delisted for failure to meet the minimum bid price and net worth requirements.

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


SAFE HARBOR STATEMENT

Statements which are not historical facts in this report are forward looking statements, are made on a good faith basis. Such forward looking statements, which include those statements made in the paragraphs under Management's Discussion and Analysis or Plan of Operation, subheadings "LIQUIDITY AND CAPITAL RESOURCES" and "OTHER," all involve risk and uncertainties. Actual results may differ materially from forward looking statements for reasons including, but not limited to, changes in the healthcare industry, mix of robot rentals versus sales, the Company's ability to finance its ongoing operations, the Company's ability to relocate to a suitable facility, the Company's ability to cure defaults and workout other arrangements with respect to its lenders and creditors, the Company's ability to continue to generate cash flow from operations, as well as the Company's ability to fulfill a portion of its backlog and withstand any resulting effects of nonfulfillment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 20 , 1997 the following proposals were adopted by the margins indicated:

     1.   To elect eight directors for a term to expire at the 1998 Annual
Meeting.

          Director                      For            Against
          --------                      ---            -------

          Joseph F. Engleberger         3,218,497      21,700
          Thomas K. Sweeny              3,218,497      21,700
          John M. Evans, Jr.            3,218,497      21,700
          John F. Barry                 3,218,497      21,700
          Nobuo Saita                   3,218,497      21,700
          Kevin F. Littlejohn           3,218,497      21,700
          Theodore Sall                 3,218,497      21,700
          Sheldon Sandler               3,218,497      21,700

     1. To ratify the appointment of Ernst & Young, LLP as the Company's independent auditors for fiscal 1997.

          For            3,219,447
          Against           17,450
          Abstained          3,300

     1.   To adopt the Amended and Restated 1995 Stock Option Plan.

          For            3,149,684
          Against           54,371
          Abstained         17,750


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

HelpMate Robotics Inc.


Date: November 19, 1997
                                             -----------------------------------
                                             Joseph F. Engelberger,
                                             Chairman and Director



Date: November 19, 1997
                                             -----------------------------------
                                             Thomas K. Sweeny,
                                             President, and Chief Executive
                                             Officer, Director, Treasurer and
                                             PRINCIPAL FINANCIAL OFFICER