Form 10KSB
period 1997-12-31
HELPMATE ROBOTICS INC
filed 1998-04-15
CIK 1003472

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     X            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
    ---           SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
    ---           SECURITIES EXCHANGE ACT OF 1934

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

                          Issuer's telephone number (203) 798-8988

Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class  Name of each exchange on which registered
                  -------------------  -----------------------------------------
                  None

Securities registered pursuant to Section 12(g) of the Act: Units, Common Stock and Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---  ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ___

The registrant had revenues totaling $3,647,509, during the fiscal year ended December 31, 1997.

The aggregate market value of the voting stock held by non-affiliates as of March 17, 1997 was approximately $1,544,000.

The number of shares outstanding of the registrant's common stock as of March 11, 1997 is 6,951,300 shares.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check One)  Yes        No  X
                                                              -----      -----

PART I

Item 1:  Description of Business

Form and Year of Organization

HelpMate Robotics Inc. (the "Company"), a Connecticut corporation, was co-founded in 1984 as a robotics "think-tank" by its chairman, Joseph F. Engelberger. During its early years, the Company's primary focus was contract engineering and research and development for third parties. Through the years, however, the focus of the Company has evolved into the development of commercial applications for autonomous robotic products with the HelpMate(R) robotic courier, the flagship product of the Company, becoming its namesake.

Company Technology

The Company develops, manufactures and markets mobile robotic systems, which are distinguished by their ability to navigate autonomously without the need for fixed tracks or guide wires. The Company accomplishes this by employing state of the art sensor technology, wireless radio, and proprietary software to the guidance of battery powered vehicles of its own design. So equipped, these autonomous vehicles can navigate from point to point, avoid stationary and moving obstacles (including people), make almost instantaneous stops when necessary, summon elevators to travel between floors, announce their arrival at destinations, signal closed doors to open, and maintain communications with a centrally located computer.

The Company also continues to sell, on a limited basis, components of its autonomous mobile robotics technology to universities and other research facilities, and has licensed some of its technologies for use in floor-cleaning and automated prescription-filling applications. The Company also engages in research and development contracts in the area of mobile robotics technology.

HelpMate(R) - the Flagship Product

The Company's flagship product is the HelpMate(R) robotic courier, an intelligent, self-navigating, battery- powered robot which is used for automated materials transport. The HelpMate is approximately 4 1/2 feet tall by 2 1/2 feet square, weighs over six hundred pounds, has a payload capacity of approximately six cubic feet and can be dispatched by users from an ATM-like screen and keyboard located on its back control panel. HelpMate development began in 1987, and, following extensive testing at Danbury Hospital in Connecticut, the first HelpMate became operational there in 1991. 152 HelpMates had been shipped as of December 31, 1997.

HelpMate Market Introduction

Potentially applicable in many industries and markets, the institutional hospital market was chosen as the first market for HelpMate due its need for constant, around-the-clock transport at a time when major cost reductions and improved efficiencies continue to be urgently sought.

Transportation throughout a hospital is a significant component of overall operating cost. It encompasses patient transport as well as the routine delivery of large items such as meal carts, trash carts, laundry carts, stretchers and wheel chairs. Also is the less noticed but more numerous small deliveries, so-called

"unit loads", which may be considered merely errands but can represent fully one quarter of all materials movement within a hospital. Common examples of this include delivery of medications, retrieval of lab specimens, re-supply of out of stock items, and deliveries of special or late meal trays resulting from dietary changes, patient transfers and new or late admissions, which can amount to 10 percent of all meals delivered in the hospital. Another typical situation is in hospital departments such as pharmacies and central supply areas where delivery needs on second and third shifts are complicated by the presence of only a single staff member who cannot leave to make needed deliveries.

Some hospitals maintain a transportation department with human couriers dedicated to this task. This is not an insignificant undertaking however, since full coverage with just one person for three shifts a day, 365 days a year, requires over five and a half (5 1/2) full time equivalents (FTEs) when weekends, holidays, vacations and sick time are considered. And while these deliveries may be assigned to unskilled, low wage workers, they are always managed by, and often shared with, high skilled personnel who would otherwise be engaged in either department management, critical patient care, or both. Again, independent studies cite significant amounts of nurse's time spent on deliveries and running errands as a detriment to patient care.

The HelpMate is offered to hospitals as an automation solution to the transport problem which is both cheaper and more reliable than the use of humans for these low value yet necessary, "fetch and carry" tasks. HelpMate is available at lower capital cost and can be installed faster and with less disruption than alternative automation systems such as conveyors, dumbwaiters, pneumatic tubes or automated guided vehicles. These other systems have various inherent limitations such as payload size, fixed routes (horizontal or vertical only), maintenance accessibility, etc. that restrict their application to only certain types of transport. By comparison to HelpMate, they are all deficient in the areas of cost, installation and overall flexibility, in that they require extensive permanent modifications to be made to the facility for installation of ductwork, tubes, tracks and guide path systems in ceilings, walls and floors, making them not only more expensive to install but also considerably more difficult to modify in the event of changing materials delivery requirements.

The overall market potential for HelpMate robots in United States hospitals alone is estimated to be 10,000 robots, based on a formula of one robot for every 100 beds in the nation's 2,000 largest hospitals. The Company believes the European and Asian markets to be equally as large.

HelpMate Pricing and Acquisition

HelpMates may be purchased, rented or, most recently, leased. List price of a basic HelpMate robotic system, complete with standard peripheral equipment, is $105,000. Various peripheral equipment and options can increase this amount upwards to $140,000 when installation costs are included. The Company also offers annual maintenance contracts priced according to the list price of the HelpMate equipment. Based upon current wage rates, the Company estimates that hospitals can achieve a payback on the purchase of a HelpMate system in nine to twenty-four months, depending on the number of hours the system is operated and the efficiency of its utilization.

The Company has depended upon a rental program for a large percentage (approximately 78%) of its initial placements in the United States. The rental arrangement is attractive to hospitals because the base rental rates for HelpMates, which range from $7.00 per hour for the minimum 12-hour daily use to $5.50 per hour for 24-hour daily use, compare quite favorably with the typical rates for nurses of $22 per hour and for couriers of $10 per hour. Additional peripheral equipment adds to these basic hourly charges without measurably impacting perceived economic advantage to the customer. Maintenance is included in the rental charge.

The Company considers the rental approach essential to the introduction of HelpMate, providing a necessary stimulus to early market development by removing the need for a financial decision and commitment prior to evaluation and acceptance of such a revolutionary new product It also facilitates decision-making at lower levels within the hospital's management. The term of the rental agreement is short, typically one year, with a one month cancellation provision. Domestic sales of HelpMate systems have often been made to those end-users who previously had rented a HelpMate robot. Purchase of a rental HelpMate robot is encouraged with a discount based on prior months rent.

The Company wrote its first HelpMate lease in late 1997 by converting an existing rental customer to a four year lease complete with a separate service contract for the same period. As market acceptance increases, the Company anticipates greater demand for acquisition of HelpMates by lease.

HelpMate Market Status

Within the United States, HelpMates may be found in use across the country in some 30 different states. HelpMates have been accepted for transport service in scheduled and unscheduled trips in hospitals, carrying all types of unit loads including medications, lab samples, supplies, radiology films, late meal trays, and medical records between departments and nursing stations on the floors. HelpMates are found dedicated exclusively to certain departments and/or shared amongst several departments; in service as single units or more recently, as multiple units in a small fleet.

As of December 31, 1997, the Company had placed a total of 152 HelpMates, including 93 at hospitals in the United States, 31 in Japan through a distributor and 10 at customers in Europe through a distributor. Of the 152 total units, 79 have been sold and 73 are being rented. During 1997, 8 HelpMate robots that were out on rental were returned for various reasons including shut down of a facility and changeover to a pneumatic tube for specialized department transportation requirements. These robots have since been redeployed and as of December 31, 1997, the Company had a firm backlog of 16 orders for additional rental units which are presently being installed.

Company Financing

The Company's capital requirements in connection with the continuing development and commercialization of the HelpMate robot have been significant, and have been funded principally through private investment, the Company's 1996 initial public offering, and certain financing transactions whereby the Company has assigned the rental stream from rental robots in exchange for lump sum payments ("Financed Rentals").

Operationally, the Company's cash balance and overall profitability are highly dependent upon the mix of HelpMate robot rentals to robot sales. From the sale of a basic HelpMate robotic system for $105,000, the Company achieves a gross margin of approximately 40% (at current volume and design levels), which is received immediately upon completion of installation. The rental program yields an average annual revenue to the Company of $30,000 per robot net of approximately $6,000 in maintenance expense. However, with a rented robot, it currently takes approximately 18 months for the Company to recoup production and installation costs. Thus with a high mix of rentals, the Company is not able to sustain growth without continuing outside financing, although, as market acceptance increases, the Company anticipates being able to negotiate longer term rental and lease contracts with its customers such that these agreements may be used as collateral for additional working capital financing.

As described below, the Company was compelled during late 1996 and 1997 to take steps, resulting in a significant down-sizing of the Company and reduction of its sales and marketing efforts, in order to reduce expenses and conserve cash. (See "Management's Discussions and Analysis -- Events Subsequent to the IPO; and --Downsizing".) In January, 1998 the Company announced a series of steps directed at improving its short-term liquidity. These included the completion of a private placement of $1,350,000 in convertible notes, the agreement by certain creditors to accept reduced cash payment in liquidation of outstanding trade payables, and the agreement by certain creditors to convert their loans, trade payables, and other obligations of the Company to them into shares of common stock and warrants to purchase common stock.

The Company's near-term objective is to stabilize it's business at the level of its current customer base while seeking additional financing necessary to resume expansion of its original marketing plans. (See "Management's Discussion and Analysis -- General").

Distribution Methods

The Company's strategy has been to reserve the US market for itself and enter the European and Asian markets through other distributors, licensees or strategic partners who would invest in the Company in exchange for marketing rights to those areas and who would either purchase HelpMate robots directly from the Company or manufacture HelpMate robots themselves and pay royalties to the Company.

The Company's domestic sales and marketing activity focuses principally on the North American hospital market for the HelpMate. The Company handles all marketing activity directly from its Danbury, Connecticut location. The Company's sales and marketing staff currently consists of two full time people (the director of marketing and one regional sales manager), one part-time sales person and an independent manufacturers representative for the Greater New York City area. Other officers of the Company also are employed in this function from time to time in the course of their travels to different regions of the country.

The Company has conducted its foreign marketing and distribution program principally through sales to two foreign distributors. In exchange for certain royalties previously provided to the Company and certain royalties payable to the Company in the future, the Company has granted an exclusive license to a Danish affiliate of Otis Elevator Company ("Otis") to distribute the Company's HelpMate systems in Europe, the former Soviet Union, Africa and parts of the Middle East, and has granted an exclusive license to Yaskawa Electric Corporation ("Yaskawa"), to manufacture and distribute HelpMate and other of its products in Japan and other Asian countries. The Company has recently been informed that Otis is currently undergoing a restructuring of its European marketing operations and does not plan to continue marketing the HelpMate robot. See "Management's Discussion and Analysis -- Financing and Restructuring Transactions: Distribution Agreement."

Competitive Business Conditions

The Company believes its HelpMate robotics systems currently have no direct competition other than human beings against which the HelpMate robot provides a lower cost and superior service. The Company has not experienced any resistance from organized labor and continues to believe that a HelpMate can be used to the benefit of all job labor categories within the organization.

While the Company also believes the HelpMate system technology provides a lower cost and flexible alternative to large fixed automation systems such as automatic conveyors, dumbwaiters, pneumatic tubes, and track-guided systems such as automated guided vehicles, the Company also recognizes that manufacturers of these systems have greater sales and marketing resources to bring to bear on the available market.

In addition, other major robotics manufacturers who may have significantly greater financial, technical and marketing resources than the Company could enter the market in which the Company competes and prove to be more effective in selling alternative systems. To date however, these companies generally have adhered to industrial and manufacturing applications of robotics. In addition, some companies have developed robotics products aimed at the service, rather than the industrial sector, although the Company believes these products currently do not compete with HelpMate in the hospital and healthcare industry.

Raw Materials and Principal Suppliers

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

The Company's current small batch production mode results in sporadic shipments to vendors increasing the overall product lead time to six months from batch order to customer shipment. The Company believes that increases in the batch size would reduce overall product lead time to three months, would improve the quality, reliability and performance of its HelpMate robotics systems, and would allow the Company to realize cost savings through volume discount purchases of component parts. The Company has implemented process controls and quality assurance procedures in anticipation of any transition to a higher volume building program.

Patents and Technology

The Company's technology is embodied in a core set of hardware and software modules for sensing and control of mobile systems as well as application-specific technology. The Company's component technologies include drive and controls, vision sensors, proximity sensors, wireless radio, network communication, navigation software and supervisory capabilities. The Company has obtained 14 United States patents related to such technology to date.

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

Trademarks

The Company currently holds registered trademarks for the names HelpMate(R) and Labmate(R), a component of the Company's autonomous robotics navigation technology sold to universities, laboratories and other research facilities.

Licenses

In addition to its licenses with Otis and Yaskawa, the Company has licensed certain of its intellectual property regarding navigation and control systems for use in various floor care equipment to Electrolux.

Royalty Agreements

The Company has an agreement with Connecticut Innovations, Incorporated ("CII"), a State of Connecticut sponsored development corporation, pursuant to which CII reimbursed the Company for $441,000 of development costs related to the HelpMate systems (the "Sponsored Products"). In return for such reimbursement, the Company must pay royalties aggregating $2,205,000 to CII. See "Management's Discussions and Analysis -- Financing and Restructuring
Transactions: CII Restructuring."

Research and Development

Since its inception the Company has engaged in research and development in the areas of service robotics and robotics technology applications. The Company has performed this work under contract to various government agencies and industrial clients. Generally the Company has retained commercial development rights to certain of the technologies and has, in some instances, subsequently invested its own funds to supplement the development of a commercial product. These research and development contracts have also enabled the Company to allocate a portion of the cost of Company overhead and technical resources used in maintaining its existing HelpMate product line. The Company intends to continue to engage in such contract research and development to the extent that the incremental costs for such activities are fully funded by the contracting party or other outside sources. The Company may incur unfunded expenses in soliciting such research and development contracts.

The Company also has engaged in internally funded research and development activities related to the development and enhancement of its HelpMate systems. In 1997 and 1996, the Company spent $571,688 and $1,030,735 primarily on research and development in connection with HelpMate and $308,700 and $155,380, respectively, in connection with other projects, including its contract research and development activities.

Backlog

As of December 31, 1997, the Company had orders to rent an additional 16 HelpMate robotics systems, a decrease of 10 units in backlog compared to December 31, 1996. This decrease was attributable to the decrease in sales staff during the Company's downsizing. See "Management's Discussion and Analysis --Events Subsequent to the IPO and Downsizing". It is anticipated that these systems and robots will be placed in service during 1998, most of them by mid year. In addition, the Company estimates that, as of December 31, 1997, it had a backlog of approximately $50,000 with respect to orders to purchase components for certain of its research products.

Employees

As of December 31, 1997, the Company had twelve employees on a full-time basis and two employees on a part-time basis. The Company has since added back six full-time employees and reduced part-time employees to one; the additions being to the sales, engineering, administration, and manufacturing departments.

Item 2:  Properties

The Company leases a facility in Danbury, Connecticut with 22,951 square feet from Shelter Rock Business Center pursuant to a lease which expires in February 2001. Rent for the premises is $15,625 per month and includes amounts for taxes and outside maintenance. The lease does not contain any renewal option. The Company subleases approximately half of this space to tenants at the same rental rate, charged pro rata on the basis of square footage. These tenant leases are on a month to month basis and the Company may expand into this space with minimum notice if and when it needs to do so to support increased production. The Company believes that the facilities used in its operations are in satisfactory condition and adequate for its current and reasonably foreseeable future needs.

Item 3:  Legal Proceedings

NONE

Item 4:  Submission of Matters to a Vote of Security Holders

NONE

PART II

Item 5:  Market for Common Equity and Related Stockholder Matters

Market Information

The Company's Units, Common Stock and warrants were quoted on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbols HELPU, HELP and HELPW, respectively (principal market) on January 31, 1996 and were listed on the Philadelphia Stock Exchange on February 9, 1996.

Subsequently, during 1997 the Company's shares of Common Stock and Warrants were delisted from the Nasdaq SmallCap Market tier of the Nasdaq Stock Market and the Philadelphia Stock Exchange for failure to meet the capital, surplus and bid price requirements. The Company's Common Stock and Warrants are currently traded on the Nasdaq Bulletin Board. A recent last sales price for the shares of Common Stock as reported on the Nasdaq Bulletin Board was $.34 on March 17, 1998.

The following table sets forth the high and low sales price of the Company's Common Stock, as reported on the Nasdaq Small Cap Market (prior to September 29, 1997) and on the Nasdaq Bulletin Board (thereafter).


                                                               High                     Low

Quarter ended March 31, 1997                                    $1.50                   $0.75

Quarter ended June 30, 1997                                      1.03                    0.78


Quarter ended September 30, 1997                                 0.94                    0.31

Quarter ended December 31, 1997                                  0.67                    0.27


Holders

The Company estimates that as of March 18, 1998, there were approximately 1,200 holders of record of the Company's Common Stock.

Dividends

The Company has not paid nor does it anticipate paying cash dividends on the Common Stock in the foreseeable future since currently it intends to retain any earnings for use in its business. In addition, in connection with certain financing provided to the Company by CII the Company agreed that for a period expiring June 2001, it would not directly or indirectly declare, order, pay or reserve any sum or property for the payment of any dividend or other distribution on the Company's capital stock until such time as the Company has achieved a net profit for three consecutive fiscal quarters.

Item 6:  Management's Discussion and Analysis

General

As a result of disappointing performance in 1996, as described below, the Company experienced a severe shortage of cash in 1997 and was forced to take drastic actions to preserve the Company in the latter half of the year. These actions resulted in a further reduction of staff and slowing of marketing and manufacturing activity. During this retrenchment, however, the Company continued to support existing customers and even increase installations of HelpMate robots, drawing from materials and parts that were previously ordered and received, to fill orders that had been previously booked.

The remaining backlog at December 31, 1997 is scheduled to be installed and operational by mid year 1998. At that point, the Company will have 88 robots on rental in its US customer base, providing a stream of on-going revenues. In addition, the Company expects to fill orders for component products and to complete and deliver the Two-Armed Mobile Robot project under contract to NASA during the year. The Company believes these revenues, together with available cash, will be sufficient to sustain continuing operations at their present level throughout 1998 with a positive cash balance by the end of the year.

The Company believes the opportunity to establish the HelpMate robot as a flexible, cost-efficient and preferred method for transporting materials within hospitals and other healthcare facilities remains significant. Although the Company does not presently have specific plans to purchase parts for builds of new HelpMate robots, the Company will continue to maintain a sales presence in the marketplace and book orders in anticipation of another release of Helpmate units for production. Therefore, while the Company's near-term objective is to stabilize and enhance its business at the level of the current customer base, it will actively pursue additional means of financing that would be necessary to resume expansion of its original aggressive marketing plans.

Liquidity and Capital Resources

As of March 31, 1998, the Company is operating at slightly below a cash break-even level and management believes that at the Company's current level of operations, it will have sufficient cash to maintain operations throughout 1998 and to complete the installation of robots from the backlog of orders existing as of March 31, 1998.

Historically, the Company has been dependent upon sources other than operations to finance its working capital requirements. These sources include loans and/or investments from stockholders and their affiliates, private placements of its debt and equity securities, the Company's initial public offering and the proceeds of Financed Rentals.

The Company continues to actively seek additional financing alternatives in order to strengthen its liquidity situation in the short term. Although the Company has identified some potential sources of such financing, the Company has no current commitments or agreements with respect to such and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. Such alternatives include, but are not limited to Financed Rental transactions similar in nature to that entered into with Leasing Technologies International, Inc. ("LTI"); private placement of the Company's securities in the United States or abroad; and/or mezzanine type financing (including senior or subordinated debt). Further, additional equity financing may involve substantial dilution of the stock ownership of the Company's existing stockholders. Moreover, financial or other covenants imposed by future financing sources might further adversely affect the Company's ability to pay dividends and management's ability to control the Company. Additionally, by transferring the title and rental agreements to a third party in Financed Rental transactions for an immediate cash payment, the Company could lose all or a portion of its opportunity to benefit from ongoing rentals in the future or from the residual value of the units upon the expiration of the rental agreements. Finally, no assurances can be given that any such financing will provide sufficient cash required for the Company to attain an operating revenue stream of cash sufficient to support the Company's continued operations. It is also not anticipated that current stockholders will provide any additional financing.

Initial Public Offering

The Company completed an initial public offering on January 31, 1996 and received proceeds of approximately $6.1 million net of expenses. The Company sold 1,449,918 units in the IPO with each unit consisting of two shares of common stock, no par value per share, and one redeemable common stock purchase warrant, whereby 1,252,996 units were sold by the Company and 196,922 units were sold by certain lenders (the "Selling Bridge Securityholders") who provided interim financing to the Company. Immediately prior to the closing of the initial public offering, all outstanding shares of preferred stock of the Company were converted into common stock, certain convertible notes issued to the Selling Bridge Securityholders in the original principal amount of $800,000 were converted into 196,622 units, the Company's certificate of incorporation was amended to increase the authorized common stock of the Company to 10,000,000 shares, the Company's certificate of incorporation was amended to eliminate the class of preferred stock, and a
4.93599 - to - 1 stock split with respect to common stock was effected. Accordingly, all common share amounts were restated to give effect to the
4.93599 - to - 1 stock split.

Use of IPO Proceeds

At the time of the IPO, the Company had already embarked upon a plan to address the perceived market potential for HelpMate robots by increasing the installed base of HelpMate robots in hospitals: through its own sales and marketing efforts in the United States; and through the efforts of its distributors, Otis in Europe and Yaskawa in Asia. Prior to the IPO, in 1995, the Company had contracted with the Bell & Howell Mailmobile Company for sales of HelpMates in the southwestern United States, and embarked upon an expansive marketing and public relations program to promote the HelpMate robot. Subsequent to the IPO, during 1996, the Company hired and trained five salespersons in various regions of the United States, contracted with an independent manufacturers representative for sales of HelpMate in the greater New York City area, strongly implemented its marketing and public relations program, increased its manufacturing staff and support staff, and ordered parts in sufficient quantities for production runs of HelpMate robots to fill orders that were forecast by the Company to come from hospitals in the United States, and from European hospitals as forecast by Otis. The agreement between the Company and Yaskawa provides for Yaskawa to manufacture its own HelpMate robots. The Company had also increased several on-going engineering programs to enhance HelpMate product features, increase product reliability, and reduce manufacturing and installation costs.

Events Subsequent to the IPO

By mid 1996, however, the receipt of new orders had not met the Company's original estimates for that period. Otis had reduced its forecast of purchases from 26 units to 6 units (and for fiscal 1996 only purchased 4 units), and the Bell & Howell Mailmobile Company had produced no new orders for HelpMate robots and consequentially the sales agreement with Bell & Howell was cancelled. Although the sales force hired and trained by the Company started recording orders from the US market for HelpMate robots at an average rate of six per month beginning in September 1996 (which continued on into March of 1997), this was approximately three months later than originally planned. Therefore, overall orders through the first quarter of 1997 were lower than planned. More importantly the mix of orders was heavily weighted towards rentals versus sales, resulting in a slower replenishment of cash and driving the Company into a critical cash shortage.

In light of the foregoing, the Company took actions during the fourth quarter of 1996 to conserve cash while maintaining its proactive development of the market. Effective November 1, 1996, the Company terminated ten employees, nine senior managers of the Company agreed to a combination of partial salary deferrals and stock in lieu of cash compensation, the Company's Chairman agreed to a grace period on outstanding loan obligations owed him, and the Company postponed research and development on new products. In addition, the Company sought other sources of working capital, notably from a sale and leaseback transaction which had been proposed and is described below.

Financed Rental Transactions

In February 1997 and May 1997, the Company entered into two Financed Rental transactions with LTI. Under these transactions, the Company and LTI entered into Purchase, Security and Remarketing Agreement and a Master Lease Agreements (the "Lease and Remarketing Agreements") for the sale and leaseback of fifteen (February transaction) and nine (May transaction) of its robotic courier systems which were under rent from the Company to hospitals across the United States ("sold units"). The total proceeds obtained from these transactions was $2,040,000. As part of these transactions, the Company assigned all of its right title and interest in the underlying rental agreements for the sold units and granted a security interest in eighteen additional rental agreements for units that were not sold to LTI ("collateral units"). The Lease and Remarketing Agreements require the Company to, among other things, refurbish any sold unit that ceases to be rented by a hospital and place that sold unit on rent with another hospital prior to the Company placing one of its own units with another hospital. In addition, the Company is responsible for the maintenance of both the sold units and the collateral units. Commencing in the first quarter of 2000, the Company shares in residual rental payments from the sold units in the following manner: (a)75% for the Company and 25% for LTI until such time as the Company receives an additional amount ($372,032 with respect to the February transaction and $225,400 with respect to the May transaction) and (b) 50% for the Company and 50% for LTI thereafter. Finally, the Company has no right to repurchase the sold units from LTI. The Master Lease Agreement is classified as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The aggregate book value and related depreciation of the sold units, approximately $1,485,000 and $347,000, respectively, was removed from the accounts and the aggregate gain realized on the sales of approximately $902,000 will be deferred and amortized over the term of the Lease and Remarketing Agreements. The maintenance costs expected to be incurred for the sold units during the lease term was accrued as of the date of the sale, amortized over the term of the Lease and Remarketing Agreements and correspondingly reduce the gain on the sale. Such costs are expected to approximate $204,000 thereby reducing the gain to be deferred and amortized to approximately $698,000. No provision for the refurbishment of the sold units will be made, as the Company's historical experience demonstrates that units do not cease being rented. Payments under the lease are payable monthly and approximate $526,000 (February transaction) and $379,000 (May transaction) annually.

Downsizing

During the second half of 1997, the Company's financial condition deteriorated and the Company experienced severe cash shortages. In July 1997, the Company's President, Thomas K. Sweeny, made a short term demand loan to the Company in the amount of $60,000. The Company was unable to make loan payments to CII and to the Company's Chairman, Joseph F. Engelberger which amounted to $454,545 and $171,862 respectively in outstanding principal and interest (as of January 31, 1998). Past due accounts payable climbed to approximately $1.1 million as of November 1997. The Company was served an eviction notice by its landlord due to non-payment of rent. Additionally, LTI had notified the Company in August 1997 that the Company was in technical default under the terms of its Master Lease Agreement. The Company was also delisted by the Philadelphia Stock Exchange and NASDAQ Small Cap Market tier of the NASDAQ Stock Market as a result of the Company's inability to meet the applicable listing requirements.

In light of the foregoing, Company management implemented a plan to reduce expenses even further and to work out accommodations with creditors and lenders while seeking alternative sources of capital. Management believed that if accommodations could be made with creditors and lenders, then the Company could operate in a downsized configuration, funded with the revenue streams generated by the current and future rentals and sales of its HelpMate robots while the Company pursued alternatives for the long-term growth capital needs of the business.

Accordingly, a substantial downsizing of the Company was concluded in the third quarter of fiscal 1997. The staff was reduced to 12 full-time and 2 part-time employees (from a high of 40 employees in mid 1996), taken from all departments including sales and marketing, engineering, manufacturing and administration. The Vice President of Engineering and the Vice President of Sales and Marketing resigned and the remaining senior management of the Company deferred a significant portion of their salaries. Sales and marketing activities were limited to responding to inquiries, no industry trade shows were attended and the remaining staff was dedicated to support of the installed base of robots operating at customer sites. The Company relocated to smaller operational space yet continued to build and install robots, albeit at a reduced rate, filling orders from its existing backlog, and using materials and parts which had been previously ordered and received. However, no new materials for robots were ordered.

In November 1997, the Company reached agreement with the landlord to forestall eviction and negotiated a new three year lease for the reduced space which the Company currently occupies. The Company also resolved its technical default issues with LTI such that it is in full compliance with the Master Lease Agreement.

Financing and Restructuring Transactions

In January 1998, the Company announced a series of steps directed at improving its short-term liquidity and cash flow. These included the receipt of certain loans, the completion of a private placement of $1,350,000 in convertible notes, the agreement by certain creditors to accept reduced cash payment in liquidation of outstanding trade payables, and the agreement by certain creditors to convert their loans, trade payables, and other obligations of the Company to them into shares of common stock and warrants to purchase common stock. Staff has been increased slightly to 18, including the rehiring of a sales manager, and salary levels of the remaining management have been reinstated. To further reduce costs, the Company changed its outside auditors to Arthur Andersen LLP.

Private Placement. In February 1998, the Company concluded a private placement (the "Private Placement") of $1,350,000 consisting of a Promissory Note ("Unit Note") and a Warrant ("Unit Warrant"). Each Unit Note is in the principal amount of $100,000 and bears interest at a rate of seven percent (7.00%) per annum payable quarterly and comes due on October 1, 1998. Each Unit Note is convertible into 303,030 shares of Common Stock ("Unit Note Shares") at a rate of one (1) share of Common Stock for each $.33 of principal indebtedness outstanding under the Unit Note. Each Unit Warrant will be immediately exercisable for 100,000 shares of Common Stock ("Unit Warrant Shares") at an exercise price of $.33 per share. All of the Unit Notes will be converted into an aggregate of 4,090,909 Unit Note Shares. All of the Unit Warrants are exercisable for an aggregate of 1,350,000 Unit Warrant Shares. By their terms, however, the Unit Notes will not be converted into Unit Note Shares and the Unit Warrants will not be effective nor exercisable for Unit Warrant Shares unless and until the Amendment Effectiveness (as defined below) occurs.

In consideration for its services to the Company in connection with the Private Placement, the Boston Group, LP will be issued a warrant expiring December 31, 2001 ("Boston Group Warrant") immediately exercisable to purchase up to approximately 2,400,000 shares of Common Stock ("Boston Group Warrant Shares") at an exercise price of $.33 per Boston Group Warrant Share. The number of Boston Group Warrant Shares will be determined as of the date the Amendment Effectiveness occurs and will be based upon, among other things, the gross proceeds of the Private Placement, and the dollar amount of payables and other creditor payments liquidated, including those to Messrs. Engelberger and Sweeny and to CII described herein. By its terms, the Boston Group Warrant will not be effective nor exercisable for the Boston Group Warrant Shares unless and until the Amendment Effectiveness occurs. In addition to the Boston Group Warrant, the Company also paid the Boston Group, LP commissions and a non-accountable expense allowance in connection with the Private Placement in the amount of $189,000.

Loans and Loan Restructuring. In November 1997, the Company's Chairman and director, Joseph F. Engelberger, (and a foundation established by Mr. Engelberger), made a demand loan to the Company in the amount of $150,000. Mr. Engelberger is the Company's co-founder, its Chairman, and a director. In exchange for that loan, the Company issued two demand notes bearing interest at a rate of fifteen percent (15%) per annum (collectively the "1997 Engelberger Note"). In consideration for this loan, in January 1998, the Company issued to Mr. Engelberger warrants expiring December 31, 2001 ("First Engelberger Warrants") to purchase 25,000 shares of Common Stock at an exercise price of $.33 per share. In January 1998, the 1997 Engelberger Note was converted into 467,424 shares of the Company's Common Stock at a rate of one share of Common Stock for every $.33 of principal and interest outstanding under the 1997 Engelberger Note. In consideration of Mr. Engelberger's agreement to convert the 1997 Engelberger Note, the Company issued to Mr. Engelberger warrants expiring December 31, 2001 ("Additional Engelberger Warrants") to purchase 154,250 shares of Common Stock at an exercise price of $.33 per share.

The Company is also indebted to Mr. Engelberger pursuant to a term note dated May 26, 1995 bearing interest at a rate of 10% per annum ("1995 Engelberger Note"). The 1995 Engelberger Note required payments of interest only for one year, and then equal payments of principal and interest for 48 months, through June, 2000. In January 1998, the Company and Mr. Engelberger agreed to convert the 1995 Engelberger Note into Shares of the Company's Common Stock ("Engelberger Shares") so that the outstanding indebtedness thereunder will be liquidated at the rate of one share of Common Stock for each $.33 of indebtedness liquidated. In addition, the Company has agreed to issue to Mr. Engelberger warrants expiring December 31, 2001 ("Second Engelberger Warrants") exercisable for shares of

Common Stock at an exercise price of $.33 per share for each dollar of indebtedness liquidated. The number of Engelberger Shares and Second Engelberger Warrants to be issued in exchange for the liquidation of this indebtedness will be determined as of the date of conversion based upon the outstanding balance under the Second Engelberger Note. By way of illustration, if the Second Engelberger Note were to be liquidated as of April 30, 1998, Mr. Engelberger would be entitled to receive an aggregate of 536,448 Engelberger Shares and Second Engelberger Warrants to purchase an aggregate of 177,028 shares in exchange for the liquidation of $177,028 of principal and interest outstanding as of that date.

The 1995 Engelberger Note will not be converted, the Engelberger Shares will not be issued, and by their terms the First Engelberger Warrants, the Additional Engelberger Warrants, and the Second Engelberger Warrants will not be effective nor exercisable for shares of the Company's Common Stock ("Engelberger Warrant Shares") unless and until the Amendment Effectiveness (as defined below) occurs.

In November, 1997, Brookehill Equities, Inc. ("Brookehill") made a demand loan to the Company in the amount of $150,000, as evidenced by a note bearing interest at a rate of fifteen percent (15%) per annum ("Brookehill Note"). The Company has subsequently repaid this loan. In consideration of this loan, in January 1998, the Company issued to Brookehill warrants expiring December 31, 2001 ("Brookehill Warrants") to purchase 25,000 shares ("Brookehill Warrant Shares") of Common Stock at an exercise price of $.33 per share. By their terms, the Brookehill Warrants will not be effective nor exercisable for the Brookehill Warrant Shares unless and until the Amendment Effectiveness occurs.

In July 1997, the Company's President and director, Thomas K. Sweeny, made a demand loan to the Company in the amount of $60,000 evidenced by a note bearing interest at a rate of eight and one-half percent (8.5%) per annum. In January 1998, that note was converted into 189,845 shares of the Company's Common Stock at a rate of one share of Common Stock for every $.33 of principal and interest outstanding thereunder. In consideration of Mr. Sweeny's agreement to convert that note, the Company issued to Mr. Sweeny warrants expiring December 31, 2001 ("Sweeny Warrants") to purchase 62,649 shares ("Sweeny Warrant Shares") of Common Stock at an exercise price of $.33 per share. By their terms, the Sweeny Warrants will not be effective nor exercisable for shares of the Sweeny Warrant Shares unless and until the Amendment Effectiveness occurs.

Trade Payable Restructuring. In December 1997 and January 1998, the Company entered into agreements with certain of its creditors pursuant to which each of those creditors agreed to liquidate the Company's payables to such creditor in exchange for shares of the Company's stock ("Creditor Shares") and warrants to purchase the Company's stock ("Creditor Warrants"). The Creditor Shares will be issued at the rate of one Creditor Share for each $.33 of indebtedness liquidated. The Creditor Warrants will be issued at the rate of one Creditor Warrant per dollar of indebtedness liquidated and will be exercisable for shares of Common Stock ("Creditor Warrant Shares") The Company proposes to issue to the creditors an aggregate of 468,958 Creditor Shares and Creditor Warrants to purchase an aggregate of 154,756 Creditor Warrant Shares in exchange for the liquidation of $154,756 of payables. The Creditor Shares and Creditor Warrants will not be issued, and by their terms, the Creditor Warrants will not be effective nor exercisable for the Creditor Warrant Shares unless and until the Amendment Effectiveness occurs.

In December 1997 and January 1998, the Company completed transactions with other creditors pursuant to which each of those creditors agreed to liquidate the Company's payables to such creditors in exchange an immediate cash payment of a portion of the payables. The Company used approximately $515,000 of the Private Placement proceeds to make these payments and, as a result, liquidated approximately $850,000 of the $1.1 million of past due payables outstanding as of November 13, 1997.

CII Restructuring. In January 1998, the Company reached an agreement in principle with CII, a security- holder and creditor of the Company, pursuant to which CII has agreed to convert the Company's loan indebtedness and certain accrued royalty payments to CII into shares of Common Stock and warrants to purchase Common Stock, and to accept shares of Common Stock and warrants in lieu of certain royalty payments which may come due during the calendar year 1998.

The Company's loan indebtedness to CII is evidenced by a note dated June 14, 1995 ("CII Note") bearing interest at a rate of 10% per annum. The CII Note requires payments of interest only for one year, and then equal payments of principal and interest for 48 months, through June, 2000, and is secured by a security interest in all of the Company's intellectual property relating the HelpMate in the North and South American markets. As of January 31, 1998, the outstanding principal and interest due under the CII Loan was $454,545. Under the CII loan agreements, the Company is also required, among other things, to retain its principal place of business and a majority of its employees and operations in the State of Connecticut ("Connecticut Presence Requirements") until June, 2001.

The Company also has certain royalty obligations to CII under a Development Agreement dated December 29, 1986, pursuant to which CII reimbursed the Company for certain development costs related to the HelpMate robotics courier system ("Sponsored Products"). Under the Development Agreement, the Company must pay royalties to CII equal to (i) a specified percentage ("Company Percentage Rate") of the Company's net sales of Sponsored Products,
(ii) fifty percent of license fees paid to the Company under licenses granting to third parties the rights to produce or sell the Sponsored Products, and (iii) fifty percent of any royalties received by the Company on net sales of Sponsored Products by third-party licensees of the Company. During the two-year period ending February 1998 ("Reduced Royalty Term"), the Company Percentage Rate was equal to the greater of (i) one and one-half percent of the net sales of Sponsored Products or (ii) twenty percent (20%) of the Company's pre-tax profits (but in no event more than five percent of net sales of Sponsored Products). After February 1998, the Company Percentage Rate increases to five percent of the Company's net sales of Sponsored Products. Subject to the satisfaction of certain conditions, at the expiration of the Reduced Royalty Term, the Company will be credited with an additional $300,000 in royalty payments against the Royalty Threshold described below. The Company must pay royalties at the rate described above until the total royalties paid or credited have aggregated $2,205,000 ("Royalty Threshold"). Once royalties paid or credited have reached the Royalty Threshold, the Company must thereafter pay royalties for a period equal to the period of time taken to reach the Royalty Threshold except that the Company Percentage Rate during that period would be reduced to one-half of one percent. Royalties payable only to the extent that sales and license fees are realized. Through December 31, 1997, the Company has paid approximately $265,000 in royalties to CII.

CII has agreed to convert the outstanding indebtedness under the CII Note and royalty payments accrued under the Development Agreement through December 31, 1997 into shares of the Company's Common Stock and such amounts will be liquidated at the rate of one share of Common Stock for each $.33 of indebtedness and royalty liquidated. In addition, the Company will issue to CII warrants expiring December 31, 2001 ("CII Warrants") exercisable for shares of Common Stock at an exercise price of $.33 per CII Warrant Share for each dollar of indebtedness and royalty liquidated. The number of CII Shares and CII Warrants to be issued will be determined as of the date of conversion. By way of illustration, if the CII Note and the December 31, 1997 accrued royalty were to be so liquidated as of April 30, 1998, CII would be entitled to receive an aggregate of 1,492,367 CII Shares and CII Warrants to purchase an aggregate of 492,481 shares of Common Stock. In lieu of cash payments of the royalties accruing during the fiscal year ending December 31, 1998, CII has also agreed to accept one share of Common Stock ("CII Royalty Shares") for each $.33 of royalties required to be paid and warrants expiring December 31, 2001 ("CII Royalty Warrants") to purchase one share of Common Stock at an exercise price of $.33 per share for each dollar of royalties required to be paid.

As part of its agreement with CII the Company must agree to extend the Connecticut Presence Requirements to a term ending ten years from the date of closing. In the event the Company violates the Connecticut Presence Requirements, CII can (a) demand immediate payment of the balance of the Royalty Threshold; and (b) require the Company to repurchase its Company Securities. The security interest previously granted to CII in the intellectual property relating to HelpMate in the North and South American markets will be extended so that it also secures the Company's obligations to make the royalty payments under the Development Agreement. In addition, a representative of CII would continue to have the right to attend meetings of the Company's board of directors so long as CII owns shares of the Company's stock and the Company has any outstanding obligations under the Development Agreement. The CII Shares and the CII Royalty Shares will not be issued, and by their terms, the CII Warrants and CII Royalty Warrants will not be effective nor exercisable for shares of the Company's Common Stock (the "CII Warrant Shares") unless and until the Amendment Effectiveness occurs.

Registration Rights. None of the securities issued in the transactions above may be resold to the public unless they are registered under the Securities Act of 1933, as amended or unless an exemption from such registration is available. Upon the Amendment Effectiveness, the Company has agreed to use its diligent efforts to register the Unit Warrants, the Unit Note Shares, the Unit Warrant Shares, the Boston Group Shares and the Boston Group Warrants and the Boston Group Warrant Shares for public sale thirty (30) days after the closing of the issuance of the Creditor Shares.

Amendment Effectiveness. The Company does not have sufficient shares available to provide for the issuance of the Unit Note Shares, Unit Warrant Shares, Engelberger Note Shares, Engelberger Warrant Shares, Sweeny Warrant Shares, Creditor Shares, Creditor Warrant Shares, CII Shares, CII Royalty Shares, CII Warrant Shares and the Boston Group Warrant Shares (collectively, the "Contingent Shares") and the Company agreed to seek the approval of the Company's stockholders of an amendment to the Company's Certificate of Incorporation to provide additional authorized shares for issuance of the Contingent Shares. At the April 9, 1998 special meeting of shareholders, the Company's shareholders voted to approve an amendment to the Company's certificate of incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 40,000,000. The Company intends to file the certificate of amendment shortly. Upon the filing of the certificate of amendment (the "Amendment Effectiveness"), the Company will have sufficient shares to provide for the issuance of the Contingent Shares.

Distribution Agreement. The Company has conducted its foreign marketing and distribution program in Europe, the former Soviet Union, Africa and parts of the Middle East, principally through Otis. In 1996 Otis purchased only 4 of the 26 HelpMate units it had originally forecast and it purchased only one unit in 1997. The Company has recently been informed that Otis is currently undergoing a restructuring of its European marketing operations and does not plan to continue marketing the HelpMate robot. Therefore, the Company has opened discussions with Otis regarding the termination of its license agreement with Otis. In the event of such termination, the Company has plans to support the installed

HelpMate robots in Europe until such time as an agreement can be reached with a new strategic marketing partner for Europe.

Revenues

Total revenues increased by $1,030,432 or 39% from the year ended December 31, 1996 compared to the year ended December 31, 1997. Rental revenues increased by $800,551 or 62% and sales revenues increased by $95,730 or 8%. Also, net revenues from research and development contracts increased by $134,150 or 77%. The increase in rental revenues is reflective of the Company's expanded fleet of rental units which at December 31, 1997 was 73, a 50% increase from the 32 units under rent at December 31, 1996.

Cost of Revenues

Cost of revenues increased by $53,178 or 3% from the year ended December 31, 1996, compared to the year ended December 31, 1997. Cost of Research and Development increased by $153,320 or 99% the year ended December 31, 1996, compared to the year ended December 31, 1997. Overall, cost of revenues has decreased as a percentage of revenues, which reflects the Company's ongoing efforts to reduce the cost associated with manufacturing and installing its HelpMate robots. These costs are partially offset by an increase in depreciation and amortization of the Company's rental units and related installation costs, which were attributable to the increase in the rental fleet discussed above. In addition, the Company increased its reserve for inventory obsolescence by $50,000 during the second quarter of 1997 to reflect current economic conditions.

Gross Profit

Gross profit increased by 182% or $977,254 from the year ended December 31, 1996 compared to the year ended December 31, 1997. The increase in gross profit percentage and dollars reflects the Company's on-going strategy to reduce costs associated with manufacturing and installing its HelpMate robots coupled with the fact that several of the Company's rental units are now fully depreciated.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses decreased by $1,930,811 or 35% from the year ended December 31, 1996, compared to the year ended December 31, 1997. The decrease reflects a significant reduction in staffing in all departments. In addition, the Company increased its allowance for doubtful accounts by $40,000 during the second quarter to reflect the larger customer base. The Company also incurred $63,351 and $45,938 of non cash compensation expense in 1997 and 1996 respectively, reflecting the issuance of stock options at a price below fair market value.

Interest Expense and Interest Income

Interest expense, net of interest income increased by $43,294 or 22% from the year ended December 31, 1996, compared to the year ended December 31, 1997. The increase in net interest expense is reflective of an increase in financing obligations and a decrease in interest income earned. As the Company has continued to use available cash for expanding its fleet of rental units interest income decreased $121,130 or 90% from the year ended December 31, 1996, compared to the year ended December 31, 1997.

Losses

The Company incurred a net loss from continuing operations of $2,243,471and $5,115,005 for each of the years ended December 31, 1997 and 1996, respectively. These losses were sustained primarily because the Company has not achieved the volume and mix of sales and rentals of HelpMates required to cover the overhead expenses associated with the commercialization of its HelpMate systems. Although the decrease in staffing and sales and marketing expense have reduced losses during fiscal 1997, the Company anticipates that such losses will continue until the volume of sales and rentals of HelpMates necessary to cover overhead expenses is achieved. As noted above, the overall profitability and cash flow of the Company is highly dependent upon its mix of robot rentals, i.e., more robot rentals than sales results in larger losses and a quicker depletion of cash.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock for the years ended December 31, 1997 and 1996 was ($0.36) and ($0.88), respectively. Basic and diluted earnings (loss) per common share is computed according to FASB 123 which was adopted in 1997. It is based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted for the stock split that occurred in conjunction with the initial public offering. Shares from the assumed exercise of options and warrants granted by the Company have been included in the computations of earnings per share for all periods unless their inclusion would be anti-dilutive.

Other

During the second quarter of 1997, the Company was notified by the Philadelphia Stock Exchange that the Company's stock had been delisted due to a failure to meet the requirements for net worth and minimum stock price. Further, the Company has been notified by the Nasdaq the Company's stock had been delisted for failure to meet the minimum bid price and net worth requirements.

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

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), SFAS 109. The Company's net operating loss carry forwards of approximately $19.2 million at December 31, 1997 expire during the years 1999 through 2012. The related deferred tax asset has been fully reserved because the ability of the Company to realize a future tax benefit from its net operating loss carry forwards may be limited.

Inflation

The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States has had or will have a significant effect on its revenues or operations.

Forward Looking Statements

Statements made in this report regarding (a) the projection of revenues, income, earning per share, capital expenditures, dividends or other financial items, (b) the plans and objectives of management for the Company's future operations, (c) the future economic performance of the Company, and (d) statements regarding the assumptions underlying or relating to the foregoing items are forward-looking statements. Forward-looking statements are contained in this report, including under the sections entitled "Description of Business -- Company Financing; --Distribution Methods; and -- Research and Development," "Properties," "Management's Discussion and Analysis --General; -- Losses; and -- Other." There are important factors that could cause the actual results to differ materially from those in the forward-looking statements. These important factors include the following: (a) if the mix of robot rentals versus sales changes; (b) if there are substantial returns of robots currently on rental or if the Company is unable to place returned robots with new customers; (c) if there is a substantial reduction in the aggregate number of hours for which robots are rented; (d) if existing orders in backlog are canceled; (e) if the Company's own order/installation forecast changes; (f) if the Company's stockholders do not approve, or the Company is unable to file, an amendment to the Company's certificate of incorporation to increase the authorized number of shares of stock to permit the issuance of additional shares of stock, including the Contingent Shares; (g) if the actions and measures described under the heading "Management's Discussion and Analysis -- Financing and Restructuring Transactions" are not sufficient to ensure that operations will continue throughout 1998; (h) if the Company's financial condition negatively impacts the Company's reputation in the marketplace and consequently negatively impacts order receipts; (i) if the Company is unable in the foreseeable future to secure additional financing; and (j) if the Company's distribution agreement with Otis is terminated and the Company is unable to reach an agreement with a new strategic marketing partner in Europe.

Item 7:  Financial Statements

The information required by Item 7 of Part II is incorporated herein by reference to the financial statements filed with this report. See item 13 of
Part III.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In order to reduce its auditing expenses, on January 21, 1998, the Company appointed Arthur Andersen LLP ("Arthur Andersen") as auditors for the fiscal year ended December 31, 1997 and terminated the appointment of Ernst & Young LLP ("Ernst & Young") as its auditors for that year. Ernst & Young had audited the Company's financial statements since 1985.The reports of Ernst & Young on the financial statements of the Company as of December 31, 1996 and 1995 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's financial statements for each of the two years ended December 31, 1996 and in the subsequent interim period, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which disagreements, if not resolved to the satisfaction of Ernst &Young would have caused it to make reference to the subject matter of the disagreement in their reports. The decision to change accountants must be approved by the Company's Board of Directors.

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons

The Company's executive officers and directors are as follows:

----------------------------------------------------------------------------------------
Name                          Age      Position
----------------------------------------------------------------------------------------
Joseph F. Engelberger         72       Chairman and Director
----------------------------------------------------------------------------------------
Thomas K. Sweeny              60       President, Chief Executive Officer, Treasurer and
                                        Director
----------------------------------------------------------------------------------------
John F. Barry                 45       Director
----------------------------------------------------------------------------------------
Joseph G. Cote                56       Director
----------------------------------------------------------------------------------------
Theodore Sall                 71       Director
----------------------------------------------------------------------------------------
Sheldon Sandler               53       Director
----------------------------------------------------------------------------------------

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

Mr. Barry has been a Director of the Company since June 1993. Mr. Barry is currently a Vice President of Prospect Street Connecticut Capital, Inc. and has served in that capacity for the past six years. Mr. Barry currently serves as a director of Prospect Street High Income Shares and Skyline Multimedia Company.

Mr. Cote has been a Director of the Company since August 1997. Mr. Cote is currently co-president and chief operating officer of Prospect Street Ventures, a position he has held since 1989.

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

Board of Directors - General

The Board of Directors held four meetings in 1997. All of the directors attended at least 75% of the meetings of the board and the respective committees of the board of which they were a member during 1997 with the exception of Mr. Barry, who did not attend three Board meetings.

Compensation

The Company does not pay any additional remuneration to employees serving as directors nor does it pay any such remuneration to non-employee directors. Directors' out-of-pocket expenses are not reimbursed by the Company.

Committees

The Board of Directors has the following standing Committees:

Audit Committee. The Audit Committee, which met once in 1997, consists of three directors of the Company, all of whom are independent. The Audit Committee is responsible for the engagement of the Company's independent auditors and reviews with them the scope and timing of their audit services and any other services which they are asked to perform, their report on the Company's accounts following completion of the audit and the Company's policies and procedures with respect to internal accounting and financial control. The board of directors has appointed Messrs. Barry, and Sandler as the members of the Audit Committee. There is currently a vacancy on this Committee.

Compensation Committee. The Compensation Committee, which met three times in 1997, is responsible for making recommendations to the board of directors with respect to compensation and benefit levels of executive officers of the Company. The board has appointed Messrs. Barry and Sall as the members of the Compensation Committee.

Stock Option Committee. The Stock Option Committee is responsible for administering the Company's 1984, 1988 and 1995 Stock Option Plans. The board has appointed Mr. Barry to the Stock Option Committee. There is currently a vacancy on this Committee.

Compliance with Section 16(a) of the Exchange Act:

Mr. Engelberger did not file reports as required by Section 16(a) of the Exchange Act ("Section 16 Reports") by February 15, 1998 with respect to the grant by the Company of options to purchase 30,000 shares of common stock at an exercise price of $1.31 per share granted on March 7, 1997 and of options to purchase 25,000 shares of common stock at an exercise price of $.20 per share granted on May 20, 1997. Mr. Sweeny did not file Section 16 Reports by February 15, 1998 with respect to the grant by the Company of options to purchase 30,000 shares of common stock at an exercise price of $1.31 per share granted on March 7, 1997 and of options to purchase, 28,125 shares of common stock at an exercise price of $.20 per share granted on May 20, 1997.

Item 10 Executive Compensation

The following table sets forth certain information regarding compensation awarded to, earned by, or paid to the Company's chief executive officer and each other executive officer and employee whose salary and bonus for the fiscal year ended December 31, 1997 exceeded $100,000.

---------------------------------------------------------------------------
                                                      Securities Underlying
 Name and Position         Fiscal Year      Salary           Options
---------------------------------------------------------------------------
Joseph F. Engelberger         1997         $100,000          55,000
Chairman of the Board         1996          100,000               0
                              1995          113,333          32,345
---------------------------------------------------------------------------
Thomas K. Sweeny              1997         $150,000          58,125
President/Chief               1996         $150,000               0
Executive Officer             1995         $ 37,500          24,680
---------------------------------------------------------------------------
Fred Cordano                  1997          103,000          22,745
Director of                   1996          101,750               0
Manufacturing                 1995           98,000             805
---------------------------------------------------------------------------

The Company has entered into employment agreements with Messrs. Engelberger and Sweeny. Each of these agreements contains noncompetition, nondisclosure and noninterference provisions.

Mr. Engelberger's employment agreement initially runs until December 31, 1998 and is automatically renewable from year to year thereafter. Mr. Engelberger is employed at fifty percent of normal working hours and, effective April 1, 1998, receives an annual salary of $75,000. After the initial term, the agreement may be terminated by Mr. Engelberger at any time and by the Company with at least twelve months prior notice. If the Company provides less than twelve months notice, it must continue to compensate Mr. Engelberger through the twelve-month period.

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

                           Shares Acquired              Number of Securities
                           Upon Exercise of            Underlying Unexercised           Value of Unexercised in the
                            Options During                   Options at                      money Options at
                             Fiscal 1997                  December 31, 1997                  December 31, 1997
                        -------------------        ------------------------------      -----------------------------
                        Number       Value         Exercisable     Unexerciseable      Exercisable    Unexerciseable
                        ------       ------        -----------     --------------
Joseph F. Engelberger     0            $0            44,329            33,949             13,058             0
Thomas K. Sweeny          0            $0            37,997            44,808             11,476             0
Fred Cordano              0            $0            23,659            15,000             3,848              0

Item 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information based upon the Company's records and Securities and Exchange Commission filings with respect to each executive officer, each director and each person known to be a beneficial owner of more than 5% of the Common Stock of the Corporation and all officers and directors as a group as of March 17, 1998. Under the rules and regulations of the Securities and Exchange Commission, a person is deemed to own beneficially all securities of which that person owns or shares voting or investment power as well as all securities which may be acquired through the exercise of currently available conversion, warrant or option rights. Unless otherwise indicated, each such person possesses sole voting and investment power with respect to the shares owned by him.

                                                                                   Shares
                                                                                Beneficially        Percent
 Beneficial Owner                             Address                              Owned           Ownership
-----------------                            ---------                         ---------------     ---------
Connecticut Financial            c/o Prospect Street Connecticut Capital Inc.     1,014,188          14.59%
Developments, LP                 250 Park Avenue, 17th Floor
                                 New York, NY  10177

Transitions Two                  c/o Landmark Partners Inc.                         467,593           6.67%
Limited Partnership (1)          760 Hopmeadow Street
                                 Simsbury, CT  06070

Joseph F. Engelberger(2)         HelpMate Robotics Inc.                           1,179,075          16.52%
                                 Shelter Rock Lane
                                 Danbury, CT  06810

Thomas K. Sweeny (3)             HelpMate Robotics Inc.                             397,186           5.67%
                                 Shelter Rock Lane
                                 Danbury, CT  06810

John F. Barry (4)                Prospect Street Connecticut Capital Inc.                 0                0
                                 250 Park Avenue, 17th Floor
                                 New York, NY  10177

Joseph G. Cote (4)               Prospect Street Connecticut Capital Inc.                 0                0
                                 Exchange Place, 37th Floor
                                 Boston, MA  02109

Theodore Sall(5)                 47 Lake View Drive                                  13,000              (6)
                                 Old Tappan, NJ  07675

Sheldon Sandler (4)(5)           Ladenburg, Thalmann & Co., Inc.                     10,000              (6)
                                 590 Madison Avenue
                                 New York, NY  10022

All Directors and Officers as                                                     1,602,825           22.25%
a Group (2)(3)(5)

-------------
(1) Includes warrants to purchase 57,326 shares which are currently exercisable

(2) Includes 72,589 shares of common stock owned by Mr. Engelberger's wife, Margaret Engelberger, but does not include shares beneficially owned by Mr. Engelberger's adult children or his brother. Also includes 311,616 shares owned by the Joseph F. Engelberger Foundation. Also includes warrants to purchase125,226 shares, and options to purchase 59,709 shares, each of which is currently exercisable. Does not include the First Engelberger Warrants, Additional Engelberger Warrants, Second Engelberger Warrants or Engelberger Shares described under the heading "Management's Discussion and Analysis -- Financing and Restructuring Transactions."

(3) Includes options to purchase
47,869 shares. Does not include the Sweeny Warrants described under the heading "Management's Discussion and Analysis -- Financing and Restructuring Transactions."

(4) Does not include shares beneficially owned by these individuals' employers, Prospect Street Connecticut Capital Inc., and Ladenburg, Thalmann & Co., Inc.

(5) Includes options to purchase 10,000 shares owned by such person.

(6) Less than one percent.

Effect on Beneficial Ownership. In the event that the Amendment Effectiveness occurs on or before April 30, 1998, the 1995 Engelberger Note, the CII Note and December 31, 1997 accrued royalty to CII were to be liquidated as described above as of April 30, 1998, and no other applicable changes in beneficial ownership occur (other than the vesting of previously granted options), and after giving effect to the anti-dilutive provisions of outstanding options and warrants as a result of the foregoing, the following table sets forth the number of shares which would be beneficially owned by the persons and group listed in the beneficial ownership table above, and by each person known to the Company who would become a beneficial owner of more than 5% of the Common Stock of the Company as of April 30, 1998:

                                                      Shares to be       Percent
                   Beneficial Owner                Beneficially Owned    Ownership
                   ----------------                ------------------    ---------
Connecticut Financial Developments, LP                  1,014,188           7.46%
Transitions Two Limited Partnership (1)                   467,593           3.43%
Robert Gault (2)                                          806,060           5.85%
Gabriel Kaplan (3)                                      1,209,090           8.71%
The Boston Group, LP (4)                                2,406,731          15.05%
Connecticut Innovations, Incorporated (5)               2,300,150          16.09%
Joseph F. Engelberger(6)                                2,052,801          14.55%
Thomas K. Sweeny (7)                                      465,835           3.40%
John F. Barry (8)                                               0              0%
Joseph G. Cote (8)                                              0              0%
Theodore Sall(9)                                           13,000            (10)
Sheldon Sandler (8)(9)                                     10,000            (10)
All Directors and Officers as a Group (6)(7)(9)         2,454,200          17.87%

-------------
(1) Includes warrants to purchase 123,752 shares.

(2) Includes warrants to purchase 200,000 shares. This owner's address is 91 Shelby Street, Eminence, KY 40019.

(3) Includes warrants to purchase 300,000 shares. This owner's address is 9551 Hidden Valley Road, Beverly Hills, CA 90210.

(4) Consists of warrants to purchase 2,406,731 shares. This owner's address is 545 Madison Avenue, 14th Floor, New York, NY 10022.

(5) Includes warrants to purchase 710,611 shares. This owner's address is 999 West Street, Rocky Hill, CT 06067. Includes CII Royalty Shares and CII Royalty Warrants estimated issuable through April 30, 1998.

(6) Includes 72,589 shares of common stock owned by Mr. Engelberger's wife, Margaret Engelberger, but does not include shares beneficially owned by Mr. Engelberger's adult children or his brother. Also includes 311,616 shares owned by the Joseph F. Engelberger Foundation. Also includes warrants to purchase 456,504 shares, and options to purchase 65,709 shares.

(7) Includes options to purchase 53,869 shares and warrants to purchase 62,649 shares.

(8) Does not include shares beneficially owned by these individuals' employers, Prospect Street Connecticut Capital Inc., and Ladenburg, Thalmann & Co., Inc.

(9) Includes options to purchase 10,000 shares owned by such person.

(10) Less than one percent.

Item 12:  Certain Relationships and Related Transactions

For a description of certain transactions between the Company and its Chairman and President during the two most recent fiscal years, see "Management's Discussion and Analysis -- Financing and Restructuring Transactions."

The Company currently employs Mr. Engelberger's brother, John Engelberger, as a part-time Senior Sales Executive. Under the terms of John Engelberger's employment agreement, he is currently entitled a commission of $5,000 per robotic courier system that he sells or rents and is successfully installed. He is also eligible to participate in the Company's regular bonus plans and fringe benefit programs. Total compensation paid to John Engelberger for the years ended December 31, 1997 and 1996 was $47,534 and $79,000, respectively.

The Company also employs Mr. Engelberger's daughter, Gay Engelberger, as the Director of Marketing. Ms Engelberger receives an annual salary of $70,000 and is eligible to participate in the Company's regular bonus plans and fringe benefit programs.

Item 13:  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the fourth quarter of 1997.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements:
Report of Independent Public Accountants for the year ended December 31, 1997......................1
Report of Independent Auditors for the year ended December 31, 1996................................2
Balance sheet at December 31, 1997.................................................................3
Statements of operations for the years ended December 31, 1997 and 1996............................4
Statements of stockholders' equity (deficit)  for the years ended
  December 31, 1997 and 1996.......................................................................5
Statements of cash flows for the years ended December 31, 1997 and 1996............................6
Notes to Financial Statements......................................................................7

INDEX TO EXHIBITS

NO.      DESCRIPTION OF EXHIBIT
----     ----------------------
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

3.02     Form of By-Laws of the Registrant, as amended .(Incorporated by reference to Form SB2 No, 33-99348 filed January 31, 1996, Exhibit No. 3.03)

4.01*    Form of Common Stock Certificate
4.02*    Form of Warrant Certificate
4.03*    Form of Unit Certificate
4.04*    Form of Warrant Agreement

4.05*    Form of Underwriters' Unit Purchase Option

4.06* Pages of the Registrant's Certificate of Incorporation that define the rights of holders of the securities being registered hereby are incorporated herein by reference to pages 3, 4, 6 and 7 of Exhibit 3.01

4.07* Pages of the Registrant's By-Laws that define the rights of holders of the securities being registered hereby are incorporated herein by reference to pages 1, 2, 3, 4, 5, 6, 12 and 13 of Exhibit 3.02

4.08     Form of Convertible Note from 1997-1998 Private Placement

4.09     Form of Warrant from the 1997-1998 Private Placement

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

10.71*   1984 Nonqualified Stock Option Plan dated September 21, 1984.

10.72*   1988 Nonqualified Stock Option Plan dated October 27, 1988.

10.73 Form of Amended and Restated 1995 Stock Option Plan. (Incorporated by reference to Annex 1 attached to the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders)

10.74    Purchase, Security and Remarketing Agreement with Leasing Technologies
         International, Inc. dated as of February 7, 1997. 1995 (Incorporated by reference to Form 8-K filed February 21, 1997, Exhibit No. 10.01)

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

10.77    HelpMate Robotics Inc. 1996/1997 Vendor Marketing Program dated
         12/12/96.

10.78    Purchase, Security and Remarketing Agreement with Leasing Technologies
         International, Inc. dated as of May 5, 1997.(Incorporated by reference to Form 10-QSB filed May 8, 1997, Exhibit 10.78)

10.79 Equipment Schedules No. 08 through No. 10. To Master Lease Agreement with Leasing Technologies International, Inc. dated as of January 23,
         1997.(Incorporated by reference to Form 10-QSB filed May 8, 1997,
         Exhibit 10.79)

10.80    Stock Subscription Warrant dated May 5, 1997, issued to Leasing
         Technologies International for 98,182 shares of the Registrant's Common
         Stock, expiring May 4, 2006. (Incorporated by reference to Form 10- QSB filed May 8, 1997, Exhibit 10.80)

27.1     Financial Data Schedule for the year ended December 31, 1997

* Incorporated by reference to Form SB2 Number 33-99348 filed January 31, 1996 under the same exhibit number as filed therein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant) HelpMate Robotics Inc.


By: /s/ Thomas K. Sweeny
    --------------------
    Thomas K. Sweeny,
    President and Chief Executive Officer,
    Treasurer and Principal Financial Officer              Date  April 10, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

By: /s/ Joseph F. Engelberger
    -------------------------
    Joseph F. Engelberger,
    Chairman and Director                                  Date  April 10, 1998


By: /s/ Thomas K. Sweeny
    --------------------
    Thomas K. Sweeny,
    President and Chief Executive Officer,
    Director, Treasurer, Principal Financial Officer
    and Principal Accounting officer                        Date  April 10, 1998


By: /s/ Theodore Sall
    ----------------
    Theodore Sall, Director                                 Date  April 10, 1998

    /s/ Sheldon Sandler
By  -------------------------
    Sheldon Sandler, Director                               Date  April 10, 1998


By: /s/ Joseph G. Cote
    -------------------
    Joseph G. Cote, Director                                Date  April 10, 1998


By: /s/ John F. Barry
    -----------------
    John F. Barry, Director                                 Date  April 10, 1998

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of HelpMate Robotics Inc.:

We have audited the accompanying balance sheet of HelpMate Robotics Inc. (a Connecticut corporation) as of December 31, 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of HelpMate Robotics Inc. as of December 31, 1996, were audited by other auditors whose report dated March 7, 1997 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HelpMate Robotics Inc. at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                   Arthur Andersen LLP

Hartford, Connecticut
March 23, 1998 (except with respect to the matter discussed in Note 13, as to which the date is April 9, 1998)

                         Report of Independent Auditors

To the Board of Directors and Stockholders of HelpMate Robotics Inc.:

We have audited the accompanying statement of operations, stockholders' equity and cash flows of HelpMate Robotics Inc. for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material aspects, the results of operations and cash flows of HelpMate Robotics Inc. for the year ended December 31, 1996.

                                                      Ernst & Young LLP

Stamford, Connecticut
March 7, 1997

                             HelpMate Robotics Inc.

                                  Balance Sheet

                             As of December 31, 1997


Assets

Current assets:

  Cash and cash equivalents                                                      $         807,278
  Accounts receivable, net of allowance for doubtful accounts of $80,000                   607,417
  Inventory, net of reserve for obsolescence of $100,000                                   884,131
  Other                                                                                     16,165
                                                                               --------------------
     Total current assets                                                                2,314,991

Installation costs net of accumulated amoritzation of $699,255                             199,570
Equipment leased to others, net (Note 3)                                                 1,369,802
Property and equipment, net (Note 3)                                                       414,861
Other assets                                                                                81,584
                                                                               --------------------
                                                                                     $   4,380,808
                                                                               ====================

Liabilities and Stockholders' Deficit

Current liabilities:

  Accounts payable                                                                  $      538,766
  Accrued expenses                                                                         687,654
  Accrued compensation and employee benefits                                               270,449
  Current portion of notes payable (Note 7)                                                468,217
  Deferred revenue (Note 4)                                                                217,836
                                                                               --------------------
     Total current liabilities                                                           2,182,922
                                                                               --------------------

Deferred revenue, less current portion (Note 4)                                            251,938
                                                                               --------------------

Notes payable, less current portion (Note 7)                                             2,315,044
                                                                               --------------------

Commitments and contingencies (Notes 6, 12 and 13)

Stockholders' equity (deficit) (Note 9):

  Common stock, no par value; 10,000,000 shares authorized;  6,294,031
   shares issued and outstanding                                                        16,964,504
  Capital surplus                                                                        5,174,839
  Accumulated deficit                                                                  (22,508,439)
                                                                               --------------------
     Total stockholders' deficit                                                          (369,096)
                                                                               --------------------
                                                                                    $    4,380,808
                                                                               ====================


    The accompanying notes are an integral part of this financial statement.

                             HelpMate Robotics Inc.

                            Statements of Operations

                  For theYears Ended December 31, 1997 and 1996



                                                                         1997             1996
                                                                         ----             ----

Revenues:

  Sales revenues                                                        $ 1,256,104     $ 1,160,373
  Rental revenues                                                         2,082,705       1,282,154
  Research and development contracts                                        308,700         174,550
                                                                        -----------     -----------
     Total revenues                                                       3,647,509       2,617,077
                                                                        -----------     -----------

Cost of revenues:

  Cost of sales                                                             764,565         739,573
  Cost of rentals                                                         1,259,036       1,185,175
  Cost of research and development contracts                                308,700         155,380
  Vendor forgiveness of debt (Note 6)                                      (198,995)          -
                                                                        -----------     -----------

     Total costs of revenues                                              2,133,306       2,080,128
                                                                        -----------     -----------

     Gross profit                                                         1,514,203         536,949


Selling, general and administrative                                       3,538,254       5,469,065
                                                                        -----------     -----------

     Operating loss                                                      (2,024,051)     (4,932,116)

Other income (expense):

  Interest expense                                                         (256,488)       (334,324)
  Interest income                                                            12,864         133,994
  Other income                                                               24,204          74,588
                                                                       ------------     -----------
Loss before preferred stock dividends                                    (2,243,471)     (5,057,858)
Preferred stock dividends paid                                             -                 57,147
                                                                       ------------     -----------
Net loss applicable to common stock                                     $(2,243,471)    $(5,115,005)
                                                                       ------------     -----------
                                                                       ------------     -----------

Basic and diluted per share amounts:

     Net loss applicable to common stock                               $      (0.36)   $      (0.88)
                                                                       ------------     -----------
                                                                       ------------     -----------

     Weighted average number of shares of common stock
       outstanding                                                        6,292,650       5,847,781
                                                                       ------------     -----------
                                                                       ------------     -----------


   The accompanying notes are an integral part of these financial statements.

                             HelpMate Robotics Inc.
                  Statements of Stockholders' Equity (Deficit)
                           December 31, 1997 and 1996



                                                          Series A
                                                        Convertible
                                                      Preferred Stock   Common Stock   Capital Surplus
                                                      ---------------   ------------   ---------------


Balance at December 31, 1995                             $  7,057,400   $  2,729,178        $5,349,735

Preferred stock dividends paid                                 --             --               (57,147)
Cancellation of treasury stock                                 --             --               (16,300)
Conversion of preferred stock (71,438 shares)
  into common stock (1,604,409 shares)                     (7,057,400)     7,057,400             --
Conversion of promissory notes payable
  into common stock (393,844 shares)                           --            800,000             --
Issuance of common stock (38,400 shares) in
  consideration of obligation to chairman                      --            120,000             --
Issuance of common stock (2,505,992 shares)
  net of expenses                                              --         6 ,093,441             --
Issuance of common stock in consideration of
  amendment to 1986 development agreement
  (50,000 shares)                                              --            156,250             --
Redemption of common stock (34,552 shares)
  issued for rent                                              --             --              (210,000)
Exercise of stock options (16,155 shares)                      --              4,871             --
Issuance of stock options below fair market value              --             --                45,938
Net loss                                                       --             --                 --
                                                      ---------------   ------------   ---------------
Balance at December 31, 1996                                   --         16,961,140         5,112,226
Exercise of  stock options (5,524 shares)                      --              3,364             --
Issuance of stock options below fair market value              --             --                62,613
Net loss                                                       --             --                 --
                                                      ---------------   ------------   ---------------
Balance at December 31, 1997                                   --       $ 16,964,504        $5,174,839
                                                      ---------------   ------------   ---------------
                                                      ---------------   ------------   ---------------







                                                        Accumulated     Treasury
                                                          Deficit         Stock         Total
                                                      -------------   ------------   ------------


Balance at December 31, 1995                          $(15,207,110)       $(16,300)      $(87,097)

Preferred stock dividends paid                              --              --            (57,147)
Cancellation of treasury stock                              --              16,300          --
Conversion of preferred stock (71,438 shares)
  into common stock (1,604,409 shares)                      --              --              --
Conversion of promissory notes payable
  into common stock (393,844 shares)                        --              --            800,000
Issuance of common stock (38,400 shares) in
  consideration of obligation to chairman                   --              --            120,000
Issuance of common stock (2,505,992 shares)
  net of expenses                                           --              --          6,093,441
Issuance of common stock in consideration of
  amendment to 1986 development agreement
  (50,000 shares)                                           --              --            156,250
Redemption of common stock (34,552 shares)
  issued for rent                                           --              --           (210,000)
Exercise of stock options (16,155 shares)                   --              --              4,871
Issuance of stock options below fair market value           --              --             45,938
Net loss                                                (5,057,858)         --         (5,057,858)
                                                      -------------   ------------   ------------
Balance at December 31, 1996                           (20,264,968)         --          1,808,398
Exercise of  stock options (5,524 shares)                   --              --              3,364
Issuance of stock options below fair market value           --              --             62,613
Net loss                                                (2,243,471)         --         (2,243,471)
                                                      -------------   ------------   ------------

Balance at December 31, 1997                          $(22,508,439)          --         $(369,096)
                                                      -------------   ------------   ------------
                                                      -------------   ------------   ------------




   The accompanying notes are an integral part of these financial statements.

                             HelpMate Robotics Inc.

                            Statements of Cash Flows

                 For the Years Ended December 31, 1997 and 1996



                                                                              1997            1996
                                                                              ----            ----

Operating activities:

Net loss                                                                   $ (2,243,471)      $ (5,057,858)
Adjustments  to  reconcile  net  loss to net  cash  used  in  operating activities:

  Interest                                                                            -            249,974
  Royalty                                                                             -            156,250
  Compensation                                                                   62,613             45,938
  Vendor debt forgiveness                                                      (198,995)                 -
  Provision for doubtful accounts                                                20,000             71,355
  Provision for inventory obsolescence                                           50,000                  -
  Depreciation and amortization                                                 735,057            982,202
  Other                                                                               -             44,547

Changes in operating accounts:

  (Increase) decrease in accounts receivable                                   (287,370)            22,917
  (Increase) decrease in inventory                                              620,543           (289,718)
  (Increase) decrease in other assets                                            (3,164)            14,460
  (Decrease) increase in accounts payable and accrued expenses                  273,807            507,325
  (Decrease) increase in customer advances                                      (36,830)           (83,083)
  (Decrease) increase in deferred revenue                                      (258,759)                 -
                                                                          -------------      -------------
Net cash used in operating activities                                        (1,266,569)        (3,335,691)
                                                                          -------------      -------------

Investing activities:

Sale of equipment leased to others                                            1,958,416                  -
Installation costs                                                             (260,407)          (385,597)
Equipment leased to others                                                   (1,351,832)        (1,174,038)
Purchase of property and equipment                                               (8,382)          (352,234)
                                                                          -------------      -------------
Net cash provided by (used in) investing activities                              337,795        (1,911,869)
                                                                          -------------      -------------

Financing activities:

Proceeds from issuance of notes payable                                       1,557,012                  -
Repayments of notes payable                                                    (434,132)          (393,549)
Proceeds from exercise of stock options                                           3,364              4,871
Redemption of common stock issued for rent                                            -           (210,000)
Proceeds from issuance of common stock, net of expenses                               -          6,093,441
Preferred stock dividends paid                                                        -            (57,147)
                                                                          -------------      -------------
Net cash provided by financing activities                                     1,126,244          5,437,616
                                                                          -------------      -------------

Net increase in cash and cash equivalents                                       197,470            190,056

Cash at beginning of year                                                       609,808            419,752
                                                                          -------------      -------------
Cash at end of year                                                        $    807,278       $    609,808
                                                                          -------------      -------------
                                                                          -------------      -------------
Supplemental information:
Cash interest paid                                                              $62,900        $    84,350
                                                                          -------------      -------------
                                                                          -------------      -------------



   The accompanying notes are an integral part of these financial statements.

                             HelpMate Robotics Inc.

                          Notes to Financial Statements

                           December 31, 1997 and 1996

1. Organization, Nature of Business and Summary of Significant Accounting
Policies

Organization / Nature of Business

HelpMate Robotics Inc. ("HelpMate", "HRI", or the "Company"), was incorporated in May 1984. The Company is primarily engaged in the design, manufacture and sale of the Company's flagship product, the HelpMate(R) robotics courier system, a trackless robotic courier used primarily in the healthcare industry to transport materials. The Company derives revenue from three principal sources: rentals and sales of HelpMates; sales of robotic components such as LabMate, LightRanger and BiSight and from research and development contracts.

Historically, the Company has been dependent upon sources other than operations to finance its working capital requirements. These sources include loans and/or investments from stockholders and their affiliates, private placements of its debt and equity securities, the Company's initial public offering and the proceeds of Financed Rentals.

The Company continues to actively seek additional financing alternatives in order to strengthen its liquidity situation in the short term. Although the Company has identified some potential sources of such financing, the Company has no current commitments or agreements with respect to such and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. Such alternatives include, but are not limited to Financed Rental transactions similar in nature to that entered into with LTI; private placement of the Company's securities in the United States or abroad; and/or mezzanine type financing (including senior or subordinated debt). Further, additional equity financing may involve substantial dilution of the stock ownership of the Company's existing stockholders. Moreover, financial or other covenants imposed by future financing sources might further adversely affect the Company's ability to pay dividends and management's ability to control the Company. Additionally, by transferring the title and rental agreements to a third party in Financed Rental transactions for an immediate cash payment, the Company could lose all or a portion of its opportunity to benefit from ongoing rentals in the future or from the residual value of the units upon the expiration of the rental agreements. Finally, no assurances can be given that any such financing will provide sufficient cash required for the Company to attain an operating revenue stream of cash sufficient to support the Company's continued operations. It is also not anticipated that current stockholders will provide any additional financing.

Significant Accounting Policies

Revenue Recognition

Revenues from rentals for equipment leased to others is recognized on a straight-line basis over the lease term which commences upon the delivery, installation and training of personnel on the product. Revenues from HelpMate product sales are recognized upon the delivery, installation and training of personnel on the product. Revenues from the Company's foreign licensors, who are also shareholders of the Company, and revenues from sales of robotic components are recognized upon shipment of product. Revenues from research and development contracts are accounted for on the percentage of completion method, based upon costs incurred and are comprised principally of studies and prototypes of robotic applications predominantly for governmental agencies. Where estimated losses on research and development contracts exist, they are provided for on the entire contract.

Revenues from the Company's shareholders approximated $127,000 and $284,000 for the years ended December 31, 1997 and 1996, respectively.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company markets its robotic couriers mainly to hospitals in the United States. The Company performs periodic credit evaluations of its customer's financial condition and generally does not require collateral.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 1997, the Company's cash and cash equivalents are deposited with one financial institution.

Inventory

Inventory is stated at the lower of cost (first-in first-out method) or market and is evaluated periodically to determine whether a reserve for obsolescence is required.

Property and Equipment

Furniture and fixtures, machinery and equipment and leasehold improvements are stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful lives of the assets. These include furniture and fixtures (three to five years); machinery and equipment (five to ten years); and leasehold improvements (over the term of the lease). Depreciation expense for property and equipment was $114,225 and $98,530 for the years ended December 31, 1997 and 1996, respectively.

Equipment Leased to Others

Equipment leased to others is stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful lives of the assets (five years). Depreciation expense for equipment leased to others was $366,063 and $736,335 for the years ended December 31, 1997 and 1996, respectively. The total of guaranteed future minimal rentals on equipment leased to others at December 31, 1997 was $147,000, which consists of $102,000 in 1998 and $45,000 in 1999.

Installation Costs

The Company incurs certain direct expenses associated with the installation of its equipment leased to others. Such costs are amortized over the initial term of the lease in accordance with the generally accepted accounting principles prescribed for leases. Amortization expense for installation costs was $254,769 and $147,337 for the years ended December 31, 1997 and 1996, respectively.

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

Earnings Per Share and Supplemental Net Loss per Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No.128 "Earnings Per Share"("SFAS 128") effective December 31, 1997. SFAS 128 established new standards for computing and presenting earnings per share. Under SFAS 128, earnings per share is computed both under the basic and dilutive methods. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding; dilutive earnings per share is computed by giving effect to all dilutive potential common share equivalents that were outstanding during the period. Dilutive common share equivalents include stock options and warrants. The adoption of SFAS 128 did not have a material impact on the Company's earnings per share.

Stock Based Compensation

The Company accounts for stock option grants in accordance with APB 25 and expects to continue to do so in the future. Accordingly, non-cash compensation expense of $62,613 and $45,938 for stock options granted below fair market value has been recorded in the years ended December 31, 1997 and 1996, respectively.

Fair Value of Financial Instruments

Cash, Accounts Receivable and Long-Term Debt - The carrying amount reported in the balance sheet for these accounts approximate their fair value.

Accounts Payable - The carrying amount reported in the balance sheet for this account approximates fair value except for subsequent vendor forgiveness described in Note 6.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109").This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of the assets and liabilities and the net operating loss carryforwards available for tax reporting purposes, using applicable tax rates for the years in which the differences are expected to reverse.

Recently Issued Accounting Standards

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of SFAS 130 in 1998 is not expected to have a material impact on the Company's results of operations or financial position.

2.  Inventory

Inventory is comprised of the following at December 31, 1997:

           Raw materials                               $   190,963
           Work in process                                 271,705
           Finished goods                                  521,463
                                                       -----------
                                                           984,131
           Reserve for obsolescence                      (100,000)
                                                       -----------
                                                       $   884,131
                                                       -----------
                                                       -----------

3.  Equipment Leased to Others and Property and Equipment

Equipment leased to others and property and equipment is comprised of the following at December 31, 1997:



                       Equipment leased to others                               $2,320,977
                       Less accumulated depreciation and amoritzation             (951,175)
                                                                               -----------
                         Equipment leased to others, net                       $ 1,369,802
                                                                               -----------
                                                                               -----------

                       Furniture and fixtures                                     $ 90,843
                       Machinery and equipment                                   1,029,957
                       Leasehold improvements                                       26,292
                                                                               -----------
                                                                                 1,147,092

                       Less accumulated depreciation and amoritzation             (732,231)
                                                                               -----------
                         Property and equipment, net                             $ 414,861
                                                                               -----------
                                                                               -----------




4.  Sale and Leaseback Transactions

On February 7, 1997, the Company entered into a Purchase, Security and Remarketing Agreement and a Master Lease Agreement with Leasing Technologies International, Inc. ("LTI") for the sale and leaseback of fifteen of its robotic courier systems which were under rent from the Company to hospitals across the United States ("sold units"). The total proceeds obtained from this transaction were $1,230,000. As part of the transaction, the Company assigned all of its rights, title and interest in the underlying rental agreements for the sold units and granted a security interest in fifteen additional rental agreements for units that were not sold to LTI ("collateral units"). The net book value of these collateral units at December 31, 1997 is approximately $293,000. The Purchase, Security and Remarketing Agreement requires the Company to, among other things, refurbish any sold unit that ceases to be rented by a hospital and place that sold unit on rent with another hospital prior to the Company placing one of its own units with another hospital. In addition, the Company is responsible for the maintenance of both the sold units and the collateral units. Upon the expiration of the Master Lease Agreement (36 months), the Company shares in residual rental payments from the sold units in the following manner: a)75% for the Company and 25% for LTI until such time as the Company receives an additional $372,032 and b) 50% for the Company and 50% for LTI thereafter. Finally, the Company has no right to repurchase the sold units from LTI. The Master Lease Agreement is classified as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The book value and related depreciation of the sold units, approximately $937,000 and $321,000, respectively, was removed from the accounts and the gain realized on the sale of approximately $614,000 was deferred and amortized over the term of the Master Lease Agreement, 36 months. The maintenance costs expected to be incurred for the sold units during the lease term were accrued as of the date of the sale and amortized over the term of the Master Lease Agreement and correspondingly reduce the gain on the sale. Such costs are expected to approximate $158,000 thereby reducing the gain to be deferred and amortized to approximately $456,000. No provision for the refurbishment of the sold units was made, as the Company's historical experience demonstrates that units do not cease being rented. Payments under the Master Lease Agreement payable monthly, commenced in March, 1997 and approximate $526,000 annually.

Further on May 5, 1997, the Company entered into another Purchase, Security and Remarketing Agreement and a Master Lease Agreement with LTI for the sale and leaseback of nine of its robotic courier systems which were under rent from the Company to hospitals across the United States ("sold units"). The total proceeds obtained from this transaction were $810,000. As part of the transaction, the Company assigned all of its rights, title and interest in the underlying rental agreements for the sold units and granted a security interest in three additional rental agreements for units that were not sold to LTI ("collateral units"), and issued to LTI 98,182 warrants to purchase the Company's common stock at $1.2375. The net book value of these collateral units at December 31, 1997 is approximately $56,000. The warrants expire on May 4, 2006.

The Purchase, Security and Remarketing Agreement requires the Company to, among other things, refurbish any sold unit that ceases to be rented by a hospital and place that sold unit on rent with another hospital prior to the Company placing one of its own units with another hospital. In addition, the Company is responsible for the maintenance of both the sold units and the collateral units. Upon the expiration of the Master Lease Agreement (32 months), the Company shares in residual rental payments from the sold units in the following manner: a)75% for the Company and 25% for LTI until such time as the Company receives an additional $225,400 and b) 50% for the Company and 50% for LTI thereafter. Finally, the Company has no right to repurchase the sold units from LTI. The Master Lease Agreement is classified as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The book value and related depreciation of the sold units, approximately $548,000 and $26,000, respectively, was removed from the accounts and the gain realized on the sale of approximately $288,000 was deferred and amortized over the term of the Master Lease Agreement, 32 months. The maintenance costs expected to be incurred for the sold units during the lease term were accrued as of the date of the sale, amortized over the term of the Master Lease Agreement and correspondingly reduce the gain on the sale. Such costs are expected to approximate $46,000 thereby reducing the gain to be deferred and amortized to approximately $242,000. No provision for the refurbishment of the sold units was made, as the Company's historical experience demonstrates that units do not cease being rented. Payments under the Master Lease Agreement are payable monthly, commenced in June, 1997 and approximate $379,000 annually.

5.  Convertible Promissory Notes Payable

In October, 1995, four entities which previously provided equity financing to the Company, Connecticut Innovations Inc., Minnesota Mining and Manufacturing, Landmark Partners and Connecticut Financial Developments, L.P. (collectively, the "Selling Bridge Security Holders") advanced an aggregate of $800,000 to the Company in exchange for, among other things, certain notes which, immediately prior to the Company's initial public offering of securities (Note 9) were convertible at a rate of one unit for each $4.06 advanced or 196,922 units. The notes bore interest at a rate of 10% and were due and payable on or before October 1, 2000. In conjunction with the advancement of the aforementioned funds, the Selling Bridge Security Holders were issued warrants to purchase an aggregate of 78,976 shares of the Company's common stock at an exercise price of $4.05 per share. Such warrants were canceled upon the consummation the Company's initial public offering.

6.  Vendor Forgiveness of Debt

During the fourth quarter of 1997, the Company reached agreements with a majority of its vendors to accept common stock and warrants or a reduced cash payment (first $1,000 plus 30% of the outstanding balance) for the amounts owed to them at September 30, 1997. Agreements for common stock and warrants are discussed in Note 13. As a result of agreements received with vendors during 1997 to accept reduced cash payments, the Company realized a gain of $198,995 in 1997. These reduced cash payments were made during 1997. Additional agreements reached with vendors during 1998 are expected to result in an additional gain of approximately $168,000. Payments on agreements reached during 1998 have not be made at December 31, 1997, and related amounts due are recorded in accounts payable.

7.    Notes Payable

Notes Payable is comprised of the following at December 31, 1997:



                  Secured notes payable to Center Capital
                  at rates ranging from 15% to 17.5%                               $ 52,253
                  Secured notes payable at 10% to 15%                               977,860
                  Secured notes payable to HTLP at 24%                              625,148
                  Notes payable at 7%                                             1,128,000
                                                                                  ---------
                                                                                  2,783,261
                  Less current portion                                             (468,217)
                                                                                  ---------
                                                                                 $2,315,044
                                                                                  ---------
                                                                                  ---------

Maturities of notes payable are $468,217 in 1998, $322,455 in 1999 and $66,999 in 2000. See Note 13 regarding the conversion of certain of these debts into equity subsequent to December 31, 1997.

During the period August-December 1995, the Company assigned the operating leases for four HelpMate(R) robotics courier systems to Center Capital to provide the Company with additional capital to fund its operations. The total proceeds obtained from such financings approximated $228,000 and as stipulated by the assignment agreements, the Company remains responsible for the maintenance of the systems. The Company accounted for these transactions as a financing, recognizing the proceeds received as obligations at the discounted present value of the lease payments having effective interest rates of 15% to 17.5% on the remaining obligations. The related leased assets are being depreciated over the life of the assets. On August 15, 1996, the revenue stream from one of the systems reverted back to the Company as the fixed term of the operating lease assigned had expired.

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

In June, 1995, Connecticut Innovations Incorporated ("CII") extended a loan ("CII Loan") to the Company in the amount of $500,000 with an annual interest rate of 10%. Interest only was payable on the note in its first year and thereafter principal and interest is payable in forty eight equal installments. In connection with this loan, the Company granted to CII security interests in certain of its assets, including all of its intellectual property relating to HelpMate in the North and South American markets, and issued to CII warrants to purchase an aggregate of 161,616 shares of Common Stock at an exercise price of $1.24 per share, which expire on June 14, 2005. By virtue of this loan agreement, the Company is also required to, among other things, retain its principal place of business, and a majority of its employees and operations in the State of Connecticut until June, 2001.

In June, 1995, the Company entered into a financing transaction ("Loan Agreement") with the Company's Chairman in the amount of $200,000 on substantially the same terms as the CII Loan. Concurrently, the Company had committed to make a lump sum payment of $120,000 to its Chairman upon the occurrence of certain events. The Company and its Chairman however agreed to add the $120,000 obligation to the term of the Loan Agreement in the form of a promissory note and subsequently in conjunction with the Company's initial public offering (see Note 9) the $120,000 obligation was converted into 19,200 units. Accordingly, the Company recorded $120,000 as non cash compensation expense in the year ended December 31, 1995. In consideration for making the Loan Agreement, the Company issued to its Chairman warrants to purchase an aggregate of 64,647 shares of Common Stock at an exercise price of $1.24 per share, which expire on May 25, 2005.
The Loan Agreement relieves the Company of any previous obligations with its Chairman. Beginning in November 1996, the Company received, from its Chairman, permission to delay the repayment schedule on this loan.

In November, 1990, the Company entered into a loan agreement with CII. The agreement provided the Company with a $500,000 secured note, which is secured by the Company's property and equipment. The note is payable monthly, including interest at 12% in sixty equal installments commencing January 1, 1992. As additional consideration for entering into the loan agreement, the Company issued to CII warrants to purchase an aggregate of 40,947 shares of Common Stock at an exercise price of $2.44 per share, which expire on July 1, 2000. Beginning in November 1996, the Company received, from CII, permission to delay the repayment schedule on this loan.

See Note 13 regarding the conversion of certain of these debts into equity subsequent to December 31, 1997. These amounts have been classified as non-current liabilities at December 31, 1997.

8.    Income Taxes

Significant components of the Company's deferred tax assets as of December 31, 1997 are as follows:


               Net operating loss carryforwards                                           $ 7,692,322
               Allowance for doubtful accounts                                                 32,000
               Reserve for inventory obsolescence                                              40,000
               Compensation expense                                                            56,830
               Vacation accrual                                                                51,350
               Equipment leased to others                                                     247,320
               Other                                                                          128,474
                                                                                          -----------
               Total deferred tax assets                                                    8,501,085
                   Valuation allowance for deferred tax assets                             (8,501,085)
                                                                                          -----------
               Amount recognized in the financial statements                              $      -
                                                                                          -----------
                                                                                          -----------


The valuation allowance increased by approximately $1,300,000 during the year ended December 31, 1997 primarily to fully reserve the net operating loss generated during the year.

At December 31, 1997, the Company had net operating loss carryforwards for federal tax purposes of approximately $19,200,000 which expire from 1999 through 2012. However, under the Tax Reform Act of 1986, the ability of the Company to realize a future tax benefit from its net operating loss carryforwards is severely limited due to changes in the proportionate ownership of the Company and the entities which own stock in the Company.

9.   Stockholders' Equity (Deficit)

Initial Public Offering

The Company completed an initial public offering on January 31, 1996 of 1,449,918 units with each unit consisting of two shares of common stock, no par value per share, and one redeemable common stock purchase warrant, whereby 1,252,996 units were sold by the Company and 196,922 units were sold by certain lenders who provided interim financing to the Company (the "Selling Bridge Securityholders") (Note 5). The Company received proceeds of approximately $6.1 million, net of expenses of approximately $1.7 million and has used such proceeds for, among other things, the expansion of its sales and marketing activities. Further, $210,000 of the proceeds were used to redeem certain common shares issued for rent.

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

The Company's Units, Common Stock and Warrants were quoted on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbols HELPU, HELP and HELPW, respectively (principal market) on January 31, 1996 and were listed on the Philadelphia Stock Exchange on February 9, 1996. Subsequently, during 1997 the Company's shares of Common Stock and Warrants were delisted from the Nasdqaq SmallCap Market tier of the Nasdaq Stock Market and the Philadelphia Stock Exchange for failure to meet the capital, surplus and bid price requirements. The Company's Common Stock and Warrants are currently traded on the Nasdaq Bulletin Board.

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

Warrants

As of December 31, 1997, the Company had issued warrants to purchase an aggregate of 1,968,456 shares of common stock. The warrants have exercise prices ranging from $1.2375 to $5.75 per share, are exercisable on issuance, and expire as follows: May, 2006 (98,182); June, 2005 (161,616); May, 2005
(64,674); February, 2001 (1,494,118); July, 2000 (40,947); June, 1999
(35,214); March, 1999 (40,947); and August, 1998 (32,758).

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

Stock Option Plans

The Company has three stock option plans. The 1984 and 1988 Nonqualified Stock Option Plans, provide for the granting of nonqualified stock options for 235,279 shares of common stock at an exercise price based upon a formula determined by the Company's Board of Directors, with a minimum price of not less than $0.20 per share. Options are exercisable starting one year from the date of grant to the extent of 20% per year on a cumulative basis and expire ten years from the date of grant. Option holders, upon approval by the Company, may surrender their options to the Company in exchange for the difference between the fair market value of the shares covered by the option and the option exercise price. In the event of cessation of employment, an option holder may exercise his stock options within a six month period at which time the stock option is canceled. At December 31, 1997, 6,844 options are available for grant under these plans and 250,000 shares of common stock are reserved for issuance.

The Company's 1995 Amended and Restated Stock Option Plan provides for the granting of up to 500,000 shares of the Company's common stock to officers, directors and employees of the Company at an exercise price not less than 100% of the fair market value of the Company's common stock on the date of grant. Options are exercisable starting one year from the date of grant to the extent of 20% per year on a cumulative basis and expire ten years from the date of grant. At December 31, 1997, 156,301 options are available for grant under this plan and 500,000 shares of common stock are reserved for issuance.

The 1984 plan terminated on September 21, 1994, the 1988 plan will terminate on October 27, 1998 and the 1995 plan will terminate on February 5, 2006, except as to options outstanding. The 1988 plan can be terminated by the Company's Board of Directors at any time.

The Company has adopted the provisions of Statement of Financial Accounting Standards, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS 123. The Company has computed the pro forma disclosures required under SFAS 123 for options granted in 1997 and 1996 using the Black-Scholes option pricing model prescribed by SFAS 123. The weighted average assumptions used are as follows:



                                                 1997                              1996
                                                 ----                              ----

Risk free interest rate                       5.77%-6.30%                       6.15%-6.94%
Expected dividend yield                          None                              None
Expected lives                                  8 years                           8 years
Expected volatility                               91%                               91%


Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been as follows:



                                                               1997                         1996
                                                               ----                         ----

Net loss:
  As reported                                              $(2,243.471)                 $(5,115,005)
  Pro forma                                                 (2,297,301)                  (5,124,762)
Basic and diluted net loss per common share:
  As reported                                                 $(0.36)                      $(0.88)
  Pro forma                                                    (0.37)                       (0.88)


A summary of the status of the Company's stock option plan at December 31, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below.



                                                       1997                             1996
                                          -------------------------------    ---------------------------
                                                         Weighted                          Weighted
                                                          Average                           Average
                                            Shares      Exercise Price        Shares     Exercise Price


Outstanding, beginning of year              218,613          $1.71            146,335        $0.75
Granted                                     273,699           0.96             94,000         2.84
Exercised                                    (5,524)          0.61            (16,155)        0.30
Canceled/expired                             (3,702)          0.81             (5,567)        0.53
                                            -------           ----            --------        ----
Outstanding, end of year                    483,086          $1.30            218,613        $1.71
                                            -------           ----            --------        ----
                                            -------           ----            --------        ----

Exercisable, end of year                    200,656          $0.72             96,215        $0.79
                                            -------           ----            --------        ----
                                            -------           ----            --------        ----
Weighted average fair value of
   options granted                                           $1.04                           $2.62
                                                              ----                            ----
                                                              ----                            ----


The following table presents weighted average price and life information for significant option groups outstanding at December 31, 1997:



                          Options Outstanding                                          Options Exerciseable
--------------------------------------------------------------------------      ------------------------------------
                                                             Weighted                                   Weighted
    Range of            Number        Weighted Average        Average                 Number            Average
    Exercise         Outstanding         Remaining           Exercise              Exerciseable         Exercise
     Prices          at 12/31/97      Contractual Life         Price                at 12/31/97          Price

   $0.20-$1.13          216,680          7.2 years             $0.56                  176,050            $0.46
   $1.31-$3.88          266,406          8.9 years              1.91                   24,606             2.64
                        -------                                                       -------
                        483,086                                                       200,656
                        -------                                                       -------
                        -------                                                       -------



10.  Development Contract and Related Royalty Agreement

During 1986, the Company entered into a contract with an independent corporation (the "Corporation") to assist in the development and manufacturing of a trackless robotic courier to be used primarily in the healthcare industry to transport materials ("HelpMate"). The Corporation had entered into a development agreement with CII, a state sponsored development corporation, in which CII would reimburse the Corporation for a portion of the development costs for the HelpMate(R) robotics courier system (the "Sponsored Products"). The contract between the Corporation and the Company granted the Company the right to assume the Corporation's rights under the agreement with CII.

During 1987, the Company assumed the Corporation's rights under the agreement, pursuant to which CII reimbursed the Company for $441,000 of development costs related to the Sponsored Products. In return for such reimbursement, the Company must pay royalties aggregating $2,205,000 to CII as follows: (i) five percent of the Company's net sales of Sponsored Products, and (ii) fifty percent of any royalties received by the Company for payments against shipments of Sponsored Products by licensees of the Company. Thereafter, the Company must continue to pay royalties for a period equal to the period of time taken to satisfy this $2,205,000 royalty obligation, except that the royalty rate on the Company's net sales of Sponsored Products shall be reduced to one-half of one percent during such period. Such royalties are payable only to the extent that sales and license fees are realized. Through December 31, 1997, the Company had paid approximately $265,000 in royalties to CII.

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

11. Defined Contribution Plan

The Company sponsors a defined contribution plan for substantially all of its employees. Employees can contribute to the plan, on a pre tax basis, a percentage of their qualifying compensation up to the legal limits allowed. No Company contributions were made to the plan.

12.  Commitments and Contingencies

In December, 1992, the Company entered into an operating lease agreement for its office and research facility which was to expire in December, 2002. In addition to the minimum lease payments, the Company was obligated to pay its proportionate share of operating expenses of the facility. For the first three years of the lease, the Company was permitted to issue common stock at the rate of $12.16 per share in satisfaction of its minimum lease payments as adjusted for the issuance by the Company of additional shares of common stock at a lesser price. A total of 34,552 shares of common stock were issued in connection with this lease arrangement, all of which were subsequently repurchased by the Company, at the rate of $0.50 per $1.00 of stock issued, with the proceeds from the Company's initial public offering (Note 9). This lease was terminated during 1997.

During 1997, the Company entered into a new operating lease agreement for its office and manufacturing facility which expires in February 2001. In addition to the lease payments, the Company is obligated to pay its proportionate share of the operating expenses of the facility.

Future minimum lease payments as of December 31, 1997 are as follows:


                            1998                          $   171,875
                            1999                              187,500
                            2000                              187,500
                            2001                               15,625
                                                          -----------
                                                           $  562,500
                                                          -----------
                                                          -----------


Rent expense for the years ended December 31, 1997 and 1996 approximated $177,000 and $165,000, respectively.

13.  Subsequent Event

In February 1998, the Company concluded a private placement of $1,350,000 (of which $1,128,000 was received in 1997) (Note 7) of units, consisting of 7% promissory notes due October 1, 1998 (the "Investor Notes") and warrants (the "Investor Warrants"). The Investor Notes are convertible into an aggregate of 4,090,909 shares (the "Investor Shares") of common stock. The Investor Warrants are exercisable at $.33 per share for an aggregate of 1,350,000 shares of the common stock.

In connection with the private placement, the Boston Group, LP will be issued warrants (the "Boston Group Warrants") expiring December 31, 2001 to purchase approximately 2,379,000 shares of common stock at an exercise price of $.33 per share. The number of shares subject to the Boston Group Warrants will be determined after the date the Amendment Effectiveness described below and will be based upon, among other things, the gross proceeds of the private placement, and the dollar amount of payables and other creditor payments liquidated, including those to the Company's chairman and president and to Connecticut Innovations, Incorporated ("CII") described below.

In January 1998, the principal and interest outstanding with respect to a certain $150,000 note in favor of the Company's chairman was converted into 467,424 shares of the common stock at a rate of one share of Common Stock for every $.33 converted. In connection with this loan and its conversion, the Company also issued to its chairman warrants (the "First Chairman Warrants") expiring December 31, 2001 to purchase an aggregate of 179,250 shares of Common Stock at an exercise price of $.33 per share.

In January 1998, the Company also agreed to convert a certain term note in favor of the Company's chairman bearing interest at a rate of 10% per annum into shares (the "Chairman Shares") of the Company's common stock at the rate of one share for each $.33 of indebtedness liquidated. In addition, the Company has agreed to issue to its Chairman warrants (the "Second Chairman Warrants") expiring December 31, 2001 exercisable for shares of common stock at an exercise price of $.33 per share for each dollar of indebtedness liquidated.

In consideration of a $150,000 loan made by Brookehill Equities, Inc. to the Company in November 1997, the Company agreed in January 1998 to issue to Brookehill warrants expiring December 31, 2001 (the "Brookehill Warrants") to purchase 25,000 shares of common stock at an exercise price of $.33 per share.

In January 1998, the principal and interest outstanding with respect to a certain $60,000 note in favor of the Company's president was converted into 189,845 shares (the "President Shares") of the Company's common stock at a rate of one share for every $.33 converted. In January 1998, in connection with the conversion of that loan, the Company issued warrants (the "President Warrants") expiring December 31, 2001 to purchase 62,649 shares of Common Stock at an exercise price of $.33 per share.

In December 1997 and January 1998, the Company entered into agreements with certain of its creditors pursuant to which each of those creditors agreed to liquidate approximately $154,756 of the Company's payables to such creditor in exchange for an aggregate of 468,958 shares (the "Creditor Shares") of common stock and warrants (the "Creditor Warrants") expiring December 31, 2001 to purchase an aggregate of 154,756 shares of common stock at an exercise price of $.33 per share.

In January 1998, CII agreed to convert the outstanding indebtedness under its June 14, 1995 Note from the Company bearing interest at a rate of 10% per annum and royalty payments accrued under its Development Agreement with the Company through December 31, 1997 into shares (the "CII Conversion Shares") of common stock at the rate of one share of Common Stock for each $.33 of indebtedness and royalty liquidated. In addition, the Company agreed to issue CII warrants expiring December 31, 2001 exercisable for shares of Common Stock at an exercise price of $.33 per share for each dollar liquidated (the "CII Conversion Warrants"). The number of CII Conversion Shares and CII Conversion Warrants to be issued will be determined as of the date of conversion. Moreover, in lieu of cash payments of royalties accruing during the fiscal year ending December 31, 1998, CII also agreed to accept one share of common stock ("CII Royalty Shares") for each $.33 of royalties required to be paid and warrants (the "CII Warrant Shares") expiring December 31, 2001 to purchase one share of common stock at an exercise price of $.33 per share for each dollar of royalties required to be paid.

Under its existing Certificate of Incorporation, the Company does not have sufficient authorized shares of common stock available to issue the Investor Shares, the Chairman Shares, Creditor Shares, CII Conversion Shares or CII Royalty Shares (collectively, the "Contingent Shares"), or to provide for the exercise of the Investor Warrants, the Boston Group Warrants, the First Chairman Warrants, the Second Chairman Warrants, the Brookehill Warrants, the President Warrants, the Creditor Warrants, the CII Conversion Warrants or the CII Royalty Warrants (the "Contingent Warrants") and the Company agreed to seek the approval of the Company's stockholders of an amendment to the Company's Certificate of Incorporation to provide additional authorized shares of Common Stock for these purposes. On April 9, 1998, the Company's shareholders voted to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 40,000,000. Upon the filing of the Certificate of Amendment (the "Amendment Effectiveness"), the Company will have sufficient shares to provide for the issuance of the Contingent Shares and the exercise of the Contingent Warrants.

14. Quarterly Financial Data (unaudited) (in thousands except per share amounts)


                            First Quarter      Second Quarter       Third Quarter        Fourth Quarter
                            -------------      --------------       -------------        --------------
1996
----
Accumulated Deficit-
  Beginning of period        $ (15,207)          $ (16,087)           $ (17,089)           $ (18,387)
Accumulated Deficit-
   End of period               (16,087)            (17,089)             (18,387)             (20,265)
Stockholders Equity              5,708               4,825                3,527                1,808
Net Loss                          (880)             (1,002)              (1,298)              (1,878)
Net Loss per Share             $ (0.21)            $ (0.16)             $ (0.20)             $ (0.31)

1997
----
Accumulated Deficit-
  Beginning of period        $ (20,265)          $ (20,862)           $ (21,806)           $ (22,149)
Accumulated Deficit-
  End of period                (20,862)            (21,806)             (22,149)             (22,508)
Stockholders Equity              1,215                 271                   72                 (369)
Net Loss                          (597)               (944)                (343)                (359)
Net Loss per Share             $ (0.10)            $ (0.15)             $ (0.05)             $ (0.06)
