Form 10-Q
period 1998-03-31
HELPMATE ROBOTICS INC
filed 1998-05-15
CIK 1003472

FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934)

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of May 6, 1998 is 12,045,719 shares.


Transitional Small Business Disclosure Format (Check One)  Yes |_|  No |X|

                             HELPMATE ROBOTICS INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION



Item 1. Financial Statements

        Condensed Balance Sheet as of March 31, 1998                        3

        Condensed Statements of Operations for the three months
          ended March 31, 1998 and 1997                                     4

        Condensed Statements of Cash Flows for the three months
          ended March 31, 1998 and 1997                                     5

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               6


                           PART II. OTHER INFORMATION


Item 2. Changes in Securities                                              15

Item 4. Submission of Matters to a Vote of Security Holders                15

Item 6. Exhibits and Reports on Form 8-K                                   15

SIGNATURE                                                                  16

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



                             HelpMate Robotics Inc.
                                    Condensed
                            Balance Sheet (Unaudited)

                                 March 31, 1998



Assets
Current assets:
  Cash                                                                      $    518,653
  Accounts receivable, net of allowance for doubtful accounts of $80,000         589,431
  Inventory, net of reserve for obsolescence of $100,000                         995,706
  Other                                                                           43,926
                                                                            ------------
Total current assets                                                           2,147,716

Installation costs, net of accumulated amortization of $742,917                  217,867
Equipment leased to others, net of accumulated amortization of $1,018,412      1,281,615
Property and equipment, net of accumulated amortization of $760,117              386,940
Other assets                                                                      81,584
                                                                            ------------
                                                                            $  4,115,722
                                                                            ============
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                          $    420,633
  Accrued expenses                                                               783,897
  Accrued compensation and employee benefits                                     260,557
  Current portion of notes payable                                               391,687
  Deferred revenue                                                               280,265
                                                                            ------------
Total current liabilities                                                      2,137,039
                                                                            ------------

Deferred revenue, less current portion                                           191,140
                                                                            ------------

Notes payable, less current portion                                            2,229,533
                                                                            ------------

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, no par value; 10,000,000 shares
  authorized; 6,951,300 shares issued and outstanding                         17,181,402
  Capital surplus                                                              5,174,839
  Accumulated deficit                                                        (22,798,231)
                                                                            ------------
Total stockholders' deficit                                                     (441,990)
                                                                            ------------
                                                                            $  4,115,722
                                                                            ============


See accompanying notes

                             HelpMate Robotics Inc.
                                    Condensed
                      Statements of Operations (Unaudited)

                   Three months ended March 31, 1998 and 1997


                                                    Three months ended March 31

                                                        1998            1997
                                                        ----            ----
Revenues:
  Sales revenues                                    $    57,547     $   344,069
  Rental revenues                                       651,250         317,747
  Research and development contracts                    111,177         154,536
                                                    ---------------------------
Total revenues                                          819,974         816,352
                                                    ---------------------------

Cost of revenues:
  Cost of sales                                          18,362         190,900
  Cost of rental revenues                               463,214         193,289
  Cost of research and development contracts            111,177         154,536
  Vendor forgiveness of debt                            (53,795)             --
                                                    ---------------------------
Total costs of revenues                                 538,958         538,725
                                                    ---------------------------

Gross profit                                            281,016         277,627

Selling, general and administrative expenses            508,139         834,720
                                                    ---------------------------

Operating loss                                         (227,123)       (557,093)

Other Income (Expense):
Other income                                              3,349          23,002
Interest expense                                        (78,381)        (70,334)
Interest income                                          12,363           7,432
                                                    ---------------------------

Net loss                                            $  (289,792)    $  (596,993)
                                                    ===========================


Basic and diluted loss per share                    $     (0.04)    $     (0.10)
                                                    ===========================
  Weighted average. number of shares of
    common stock outstanding                          6,856,325       6,288,507
                                                    ===========================

See accompanying notes

                             HelpMate Robotics Inc.

                      Statements of Cash Flows (Unaudited)
                                    Condensed
                   Three months ended March 31, 1998 and 1997


                                                     Three months ended March 31

                                                         1998           1997
                                                         ----           ----
Operating activities
Net loss                                              $ (289,792)   $  (596,993)
Adjustments to reconcile net loss to net cash
  used by operating activities:
  Interest                                                    --         54,558
  Compensation                                                --         30,362
  Vendor debt forgiveness                                (53,795)            --
  Provision for doubtful accounts                             --        (10,000)
  Depreciation and amortization                          195,287        176,981
Changes in operating accounts:
  (Increase) decrease in accounts receivable              17,986       (291,596)
  (Increase) decrease in inventory                      (111,575)        76,042
  (Increase) in other assets                             (27,762)       (65,626)
  Increase in accounts payable and accrued expenses       88,416         48,975
  (Decrease) in deferred revenue                         (57,874)       (23,002)
  (Decrease) in customer advances                             --        (43,944)
                                                      -------------------------
Total adjustments                                         50,683        (47,250)
                                                      -------------------------
Net cash used by operating activities                   (239,109)      (644,243)
                                                      -------------------------

Investing activities
Proceeds from sale of equipment leased to others              --      1,180,000
Installation costs                                       (91,673)       (78,077)
Equipment leased to others                                (5,803)      (544,044)
Purchase of property and equipment                            --        (12,358)
                                                      -------------------------
Net cash provided by (used in) investing
  activities                                             (97,476)       545,521
                                                      -------------------------

Financing activities
Proceeds from issuance of notes                          222,000             --
Proceeds from capital lease obligation                        --        144,012
Repayments of notes payable                             (174,040)      (144,659)
Proceeds from exercise of stock options                       --          3,363
                                                      -------------------------
Net cash provided by financing activities                 47,960          2,716
                                                      -------------------------

Net increase (decrease) in cash and cash
  equivalents                                           (288,625)       (96,006)

Cash and cash equivalents at beginning of period         807,278        609,808
                                                      -------------------------
Cash and cash equivalents at end of period            $  518,653    $   513,802
                                                      =========================

Supplemental non-cash financing activities:
  Conversion of notes and accrued interest to
    common stock                                      $  216,898             --
                                                      =========================

See accompanying notes

                             HelpMate Robotics Inc.

               Notes to Condensed Financial Statements (Unaudited)

                                 March 31, 1998

Basis of Presentation

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

Historically, the Company has been dependent upon sources other than operations to finance its working capital requirements. These sources include loans and/or investments from stockholders and their affiliates, private placements of its debt and equity securities, the Company's initial public offering and the proceeds of Financed Rentals. The Company continues to actively seek additional financing alternatives in order to strengthen its liquidity situation in the short term. (See Management's Discussion and Analysis - Liquidity and Capital Resources)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Financing and Restructuring and Financed Rental Transactions

In January 1998, the Company announced a series of steps directed at improving its short-term liquidity and cash flow. (See Management's Decision and Analysis
- Financing and Restructuring Transactions) In February 1997 and May 1997, the Company entered into two Financed Rental transactions with Leasing Technologies International Inc. ("LTI"). (See Management's Decision and Analysis - Financed Rental Transactions)

Item 2.  Management's Discussion and Analysis

General

The Company develops, manufacturers and markets mobile robotic systems, which are distinguished by their ability to navigate autonomously without the need for fixed tracks or guide wires. The Company accomplishes this by employing state of the art sensor technology, wireless radio and proprietary software to the guidance of battery-powered vehicles of its own design. So equipped, these autonomous vehicles can navigate from point to point, avoid stationary and moving obstacles (including people), make almost instantaneous stops when necessary, summon elevators to travel between floors, announce their arrival at destinations, signal closed doors to open, and maintain communications with a centrally located computer.

The Company also continues to sell, on a limited basis, components of its autonomous mobile robotics technology to universities and other research facilities, and has licensed some of its technologies for use in floor cleaning and automated prescription filling applications. The Company also engages in research and development contracts in the area of mobile robotics technology.

Liquidity and Capital Resources

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

The remaining backlog at March 31, 1998 is scheduled to be installed and operational by mid year 1998. At that point, the Company expects to have approximately 88 robots on rental in its US customer base, providing a stream of on-going revenues. In addition, the Company expects to sell several robots and to fill orders for component products and to complete and deliver the Two-Armed Mobile Robot project under contract to NASA during the year. As of March 31, 1998 the Company is operating at slightly below a cash break-even level and management believes that cash generated by these transactions, together with available cash, will be sufficient to complete the installation of robots from the backlog of orders existing as of March 31, 1998 and to sustain continuing operations at their present level through 1998 with a positive cash balance at year end.

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

Downsizing

During the second half of 1997, the Company's financial condition deteriorated and the Company experienced severe cash shortages. In July 1997, the Company's President, Thomas K. Sweeny, made a short term demand loan to the Company in the amount of $60,000. The Company was unable to make loan payments to CII and to the Company's Chairman, Joseph F. Engelberger which amounted to $465,764 and $176,402 respectively in outstanding principal and interest (as of March 31, 1998). Past due accounts payable climbed to approximately $1.1 million as of November 1997. The Company was served an eviction notice by its landlord due to non-payment of rent. Additionally, LTI had notified the Company in August 1997 that the Company was in technical default under the terms of its Master Lease Agreement. The Company was also delisted by the Philadelphia Stock Exchange and NASDAQ Small Cap Market tier of the NASDAQ Stock Market as a result of the Company's inability to meet the applicable listing requirements.

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

Private Placement. In February 1998, the Company concluded a private placement (the "Private Placement") of $1,350,000 consisting of a Promissory Note ("Unit Note") and a Warrant ("Unit Warrant"). Each Unit Note is in the principal amount of $100,000 and bears interest at a rate of seven percent (7.00%) per annum payable quarterly and comes due on October 1, 1998. Each Unit Note was converted, effective April 16, 1998 into 303,030 shares of Common Stock ("Unit Note Shares") at a rate of one (1) share of Common Stock for each $.33 of principal indebtedness outstanding under the Unit Note. Each Unit Warrant was exercisable for 100,000 shares of Common Stock ("Unit Warrant Shares") at an exercise price of $.33 per share. All of the Unit Notes were converted into an aggregate of 4,090,909 Unit Note Shares. All of the Unit Warrants are exercisable for an aggregate of 1,350,000 Unit Warrant Shares.

In consideration for its services to the Company in connection with the Private Placement, the Boston Group, LP will be issued a warrant expiring December 31, 2001 ("Boston Group Warrant") immediately exercisable to purchase up to approximately 2,400,000 shares of Common Stock ("Boston Group Warrant Shares") at an exercise price of $.33 per Boston Group Warrant Share. The number of Boston Group Warrant Shares will be based upon, among other things, the gross proceeds of the Private Placement, and the dollar amount of payables and other creditor payments liquidated, including those to Messrs. Engelberger and Sweeny and to Connecticut Innovations Inc. (" CII") described herein. In addition to the Boston Group Warrant, the Company also paid the Boston Group, LP commissions and a non-accountable expense allowance in connection with the Private Placement in the amount of $191,000.

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

As of March 31, 1998, the Company was also indebted to Mr. Engelberger in the amount of $176,402 pursuant to a term note dated May 26, 1995 bearing interest at a rate of 10% per annum ("1995 Engelberger Note"). The 1995 Engelberger Note required payments of interest only for one year, and then equal payments of principal and interest for 48 months, through June, 2000. In January 1998, the Company and Mr. Engelberger agreed to convert the 1995 Engelberger Note into Shares of the Company's Common Stock ("Engelberger Shares") so that the outstanding indebtedness thereunder will be liquidated at the rate of one share of Common Stock for each $.33 of indebtedness liquidated. In addition, the Company has agreed to issue to Mr. Engelberger warrants expiring December 31, 2001 ("Second Engelberger Warrants") exercisable for shares of Common Stock at an exercise price of $.33 per share for each dollar of indebtedness liquidated. On April 16, 1998, Mr. Engelberger received an aggregate of 534,552 Engelberger Shares and Second Engelberger Warrants to purchase an aggregate of 176,402 shares in exchange for the liquidation of $176,402 of principal and interest outstanding as of that date.

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

In July 1997, the Company's President and director, Thomas K. Sweeny, made a demand loan to the Company in the amount of $60,000 evidenced by a note bearing interest at a rate of eight and one-half percent (8.5%) per annum. In January 1998, that note plus accrued interest was converted into 189,845 shares of the Company's Common Stock at a rate of one share of Common Stock for every $.33 of principal and interest outstanding thereunder. In consideration of Mr. Sweeny's agreement to convert that note, the Company issued to Mr. Sweeny warrants expiring December 31, 2001 ("Sweeny Warrants") to purchase 62,649 shares ("Sweeny Warrant Shares") of Common Stock at an exercise price of $.33 per share.

Trade Payable Restructuring. In December 1997 and January 1998, the Company entered into agreements with certain of its creditors pursuant to which each of those creditors agreed to liquidate the Company's payables to such creditor in exchange for shares of the Company's stock ("Creditor Shares") and warrants to purchase the Company's stock ("Creditor Warrants"). The Creditor Shares were issued on April 16, 1998 at the rate of one Creditor Share for each $.33 of indebtedness liquidated. The Creditor Warrants were also issued at the rate of one Creditor Warrant per dollar of indebtedness liquidated and will be exercisable for shares of Common Stock ("Creditor Warrant Shares") The Company issued to the creditors an aggregate of 468,958 Creditor Shares and Creditor Warrants to purchase an aggregate of 154,756 Creditor Warrant Shares in exchange for the liquidation of $154,756 of payables.

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

CII Restructuring. In January 1998, the Company reached an agreement in principle with CII, a security-holder and creditor of the Company, pursuant to which CII has agreed to convert the Company's loan indebtedness and certain accrued royalty payments to CII into shares of Common Stock and warrants to purchase Common Stock, and to accept shares of Common Stock and warrants in lieu of certain royalty payments which may come due during the calendar year 1998.

The Company's loan indebtedness to CII is evidenced by a note dated June 14, 1995 ("CII Note") bearing interest at a rate of 10% per annum. The CII Note requires payments of interest only for one year, and then equal payments of principal and interest for 48 months, through June, 2000, and is secured by a security interest in all of the Company's intellectual property relating the HelpMate in the North and South American markets. As of March 31, 1998, the outstanding principal and interest due under the CII Loan was $465,764. Under the CII loan agreements, the Company is also required, among other things, to retain its principal place of business and a majority of its employees and operations in the State of Connecticut ("Connecticut Presence Requirements") until June, 2001.

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

Registration Rights. None of the securities issued in the transactions above may be resold to the public unless they are registered under the Securities Act of 1933, as amended or unless an exemption from such registration is available. The Company agreed to use its diligent efforts to register the Unit Warrants, the Unit Note Shares, the Unit Warrant Shares, the Boston Group Shares and the Boston Group Warrants and the Boston Group Warrant Shares for public sale thirty
(30) days after the closing of the issuance of the Creditor Shares. The Company has concluded that the interests of the Company and its shareholders would be best served by not undertaking to so register these securities at this time. Among the reasons for this decision are: (1) the anticipated expenses of the registration process; (2) the diversion of management time and resources; (3) the current market for the Company's common stock; and (4) the potential adverse impact of a secondary offering on the Company's ability to obtain additional sources of investment capital.

Amendment To Certificate of Incorporation. At the time the Company entered into the transactions described under the heading "Finance and Restructuring Transactions," the Company did not have sufficient authorized shares of Common Stock under its certificate of incorporation to provide for the issuance of the shares issuable upon conversion or exercise of certain of the securities issued in connection with those transactions. The Company undertook to seek the approval of the Company's stockholders of an amendment to the Company's Certificate of Incorporation to provide additional authorized shares of Common Stock. At the April 9, 1998 special meeting of stockholders, the Company's stockholders voted to approve an amendment to the Company's certificate of incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 40,000,000. On April 16, 1998, the Company filed an amendment to its certificate of incorporation with the Connecticut Secretary of the State increasing its authorized shares of Common Stock from 10,000,000 to 40,000,000.

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

Results of Operations

Revenues

Total revenues increased by $3,622 from the quarter ended March 31, 1997 compared to the quarter ended March 31, 1998. However, the revenue mix changed dramatically. Rental revenue increased by $333,503 or 105% while sales revenues decreased by $288,522 or 83%. Also, the Company earned revenues from research and development contracts of $111,177.

The increase in rental revenues is reflective of the Company's expanded fleet of rental units which at March 31, 1998 was 76, a 25% increase from the 61 units under rent at March 31, 1997. The decrease in sales revenues was attributable to a decrease in sales of robotic components to universities and researchers around the world. In the quarter ended March 31, 1997 there was the sale of one HelpMate compared to the quarter ended March 31, 1998 where no HelpMates were sold.

Cost of Revenues

Cost of revenues increased slightly from the quarter ended March 31, 1997 compared to the quarter ended March 31, 1998. The increase in cost of revenues generally reflects the increase in rental revenues and decrease in sales revenues discussed above.

Gross Profit

For the quarter ended March 31, 1998 gross profit remained approximately the same as the quarter ended March 31, 1997. The increase in gross profit percentage and dollars for the quarter reflects the Company's on-going strategy to reduce costs associated with manufacturing and installing its HelpMate robots coupled with the fact that several of the Company's rental units are now fully depreciated.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses decreased by $406,581 or 49% from the quarter ended March 31, 1997 compared to the quarter ended March 31, 1998. The decrease reflects a significant reduction in staffing in all departments in the Company's on-going efforts to control costs.

Interest Expense and Interest Income

Net interest expense increased $3,116 from the quarter ended March 31, 1997 compared to the quarter ended March 31, 1998. The Company's use of cash in expanding its fleet of rental units should result in a decrease in the amount of interest income earned.

Losses

The Company incurred a net loss from continuing operations of $289,792 and $596,993 for each of the quarters ended March 31, 1998 and 1997 respectively. These losses were sustained primarily because the Company has not achieved the volume and mix of sales and rentals of HelpMates required to cover the overhead expenses associated with the commercialization of its HelpMate systems. Although the decrease in staffing and sales and marketing expenses have reduced losses in fiscal 1997 and the first quarter of 1998, the Company anticipates that such losses will continue until the volume of sales and rentals of HelpMates necessary to cover overhead expenses is achieved. As noted above, the overall profitability and cash flow of the Company is highly dependent upon its mix of robot rentals and robot sales (i.e., more robot rentals than sales results in larger losses and a quicker depletion of cash).

Earnings (Loss) Per Share

Earnings (loss) per share of common stock for the quarter ended March 31, 1998 and 1997 was ($0.04) and ($0.10), respectively. Basic and diluted earnings
(loss) per common share is computed according to SFAS 128 which was adopted in 1997. It is based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted for the stock split that occurred in conjunction with the initial public offering. Shares from the assumed exercise of options and warrants granted by the Company have been included in the computations of earnings per share for all periods unless their inclusion would be antidilutive.

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

Forward Looking Statements

Statements made in this report regarding (a) the projection of revenues, income, earning per share, capital expenditures, dividends or other financial items, (b) the plans and objectives of management for the Company's future operations, (c) the future economic performance of the Company, and (d) statements regarding the assumptions underlying or relating to the foregoing items are forward-looking statements. Forward-looking statements are contained in this report, including under the sections entitled "Management's Discussion and Analysis - Liquidity and Capital Resources -- Losses; and -- Other." There are important factors that could cause the actual results to differ materially from those in the forward-looking statements. These important factors include the following: (a) if the mix of robot rentals versus sales changes; (b) if there are substantial returns of robots currently on rental or if the Company is unable to place returned robots with new customers; (c) if there is a substantial reduction in the aggregate number of hours for which robots are rented; (d) if existing orders in backlog are canceled; (e) if the Company's own order/installation forecast changes; (f) if the actions and measures described under the heading "Management's Discussion and Analysis -- Financing and Restructuring Transactions" are not sufficient to ensure that operations will continue throughout 1998; (g) if the Company's financial condition negatively impacts the Company's reputation in the marketplace and consequently negatively impacts order receipts; (h) if the Company is unable in the foreseeable future to secure additional financing; and (i) if the Company's distribution agreement with Otis is terminated and the Company is unable to reach an agreement with a new strategic marketing partner in Europe.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

As described in Item 4, the Company's shareholders voted to approve an amendment to the Company's certificate of incorporation in order to increase the number of authorized shares of Common Stock from 10,000,000 to 40,000,000 shares. On April 16, 1998, the Company filed an amendment to its certificate of incorporation with the Connecticut Secretary of the State increasing its authorized shares of Common Stock from 10,000,000 to 40,000,000.

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

On April 9, 1998, a special meeting of the Company's shareholders was held to consider a proposal to amend the Company's certificate of incorporation in order to increase the number of authorized shares of Common Stock from 10,000,000 to 40,000,000 shares. The proposal was approved by the Company's shareholders at the special meeting. The number of votes cast for the proposal was 5,285,294; the number of votes cast against or withheld with respect to the proposal was 38,499; the number of abstentions with respect to the proposal was 11,850; and there were no broker non-votes with respect to the proposal.

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K


A Form 8-K was filed on January 27, 1998 (as amended on January 30, 1998) reporting a change in auditors from Ernst & Young LLP to Arthur Andersen LLP. On February 20, 1998 a Form 8-K was filed describing financing and related transactions.


NO.   DESCRIPTION OF EXHIBIT
---   ----------------------

3.03  Amendment to the Certificate of Incorporation

                                   SIGNATURES


In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

HelpMate Robotics Inc.


Date: May 14, 1998                       /s/  Joseph F. Engelberger
                                         --------------------------
                                         Joseph F. Engelberger,
                                         Chairman and Director



Date: May 14, 1998                       /s/ Thomas K. Sweeny
                                         --------------------
                                         Thomas K. Sweeny,
                                         President, and Chief Executive Officer,
                                         Director, Treasurer and Principal
                                         Financial Officer