Form 10-Q
period 1998-06-30
HELPMATE ROBOTICS INC
filed 1998-08-13
CIK 1003472

                                   FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---------            EXCHANGE ACT OF 1934


            For the quarterly period ended JUNE 30, 1998
                                          ----------------

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---------   EXCHANGE ACT OF 1934)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes / /   No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of July 20, 1998 is 13,677,280 shares.

Transitional Small Business Disclosure Format (Check One)  Yes / /  No /X/

                             HELPMATE ROBOTICS INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet as of  June 30, 1998                       3

         Condensed Statements of Operations for the three months
           ended June 30, 1998 and 1997                                     4

         Condensed Statements of Operation for the six months
           ended June 30, 1998 and 1997                                     5

         Condensed Statements of Cash Flows for the six months
           ended June 30, 1998 and 1997                                     6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of  Operations                             7

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                              17

Item 4.  Submission of Matters to a Vote of Security Holders                17

Item 6.  Exhibits and Reports on Form 8-K                                   17

SIGNATURE                                                                   18

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             HelpMate Robotics Inc.
                                  Condensed
                           Balance Sheet (Unaudited)

                                 June 30, 1998

ASSETS
Current assets:
  Cash                                                                             $   268,268
  Accounts receivable, net of allowance for doubtful accounts of $44,297               519,899
  Inventory,  net of reserve for obsolescence of  $100,000                             641,533
  Other                                                                                 44,826
                                                                                   -----------
Total current assets                                                                 1,474,526

Installation costs, net of accumulated amortization of $828,833                        280,180
Equipment leased to others, net of accumulated amortization of  $1,125,888           1,470,090
Property and equipment, net of accumulated amortization of $788,159                    363,485
Other assets                                                                            78,251
                                                                                   -----------
                                                                                   $ 3,666,532
                                                                                   ===========



LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:

  Accounts payable                                                                 $   307,937
  Accrued expenses                                                                     400,948
  Accrued compensation and employee benefits                                           208,626
  Current portion of notes payable                                                     396,359
  Deferred revenue                                                                     263,103
  Customer advances                                                                    211,349
                                                                                   -----------
Total current liabilities                                                            1,788,322
                                                                                   -----------

Deferred revenue, less current portion                                                 136,681
                                                                                   -----------
Notes payable, less current portion                                                    188,951
                                                                                   -----------

Stockholders' equity:

  Common stock, no par value; 40,000,000 shares authorized;  13,677,280 shares
   issued and outstanding                                                           19,400,976
  Capital surplus                                                                    5,231,963
  Accumulated deficit                                                              (23,080,361)
                                                                                   -----------
Total stockholders' equity                                                           1,552,578
                                                                                   -----------
                                                                                   $ 3,666,532
                                                                                   ===========

SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

                        Statements of Operations (Unaudited)
                                   Condensed
                     Three months ended June 30, 1998 and 1997


                                                     Three months ended June 30,

                                                         1998           1997
                                                      ----------     ----------
Revenues:
  Sales revenues                                      $   45,270     $  232,377
  Rental revenues                                        780,099        506,633
  Research and development contracts                     114,738         54,656
                                                      ----------     ----------
Total revenues                                           940,107        793,666
                                                      ----------     ----------

Cost of revenues:
  Cost of sales                                           32,720        179,985
  Cost of rental revenues                                509,022        263,834
  Cost of research and development contracts             114,738         54,656
                                                      ----------     ----------
Total costs of revenues                                  656,480        498,475
                                                      ----------     ----------

Gross profit                                             283,627        295,191

Operating expenses:

 Selling, general and administrative expenses            569,949      1,141,925
                                                      ----------     ----------

Operating loss                                         (286,322)      (846,734)

Other income (expenses):
  Interest income                                          6,003          2,332
  Interest expense                                      (52.649)       (70,484)
  Other income                                            16,406          (119)
  Vendor forgiveness of debt                              34,432          -
                                                      ----------     ----------

Net loss                                              $ (282,130)    $ (915,005)
                                                      ==========     ==========

Basic and diluted loss per share                      $    (0.03)    $    (0.15)
                                                      ==========     ==========

  Weighted average number of shares of common stock
   outstanding                                        11,223,909      6,294,031
                                                      ==========     ==========


SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

                      Statements of Operations (Unaudited)
                                  Condensed
                     Six months ended June 30, 1998 and 1997

                                                      Six months ended June 30,

                                                        1998            1997
                                                      ----------     ----------
Revenues:
  Sales revenues                                      $  102,817     $  576,446
  Rental revenues                                      1,431,349        918,819
  Research and development contracts                     225,915        209,192
                                                      ----------     ----------
Total revenues                                         1,760,081      1,704,457
                                                      ----------     ----------

Cost of revenues:
  Cost of sales                                           51,082        389,463
  Cost of rental revenues                                972,236        658,725
  Cost of research and development contracts             225,915        209,192
                                                      ----------     ----------
Total costs of revenues                                1,249,233      1,257,380
                                                      ----------     ----------

Gross profit                                             510,848        447,077

Operating expenses:

 Selling, general and administrative expenses          1,078,088      1,856,869
                                                      ----------     ----------

Operating loss                                          (567,240)    (1,409,792)

Other income (expenses):
 Interest income                                          18,366          9,764
 Interest expense                                       (131,030)      (140,818)
 Other Income                                             19,755          -
 Vendor forgiveness of debt                               88,227          -
                                                      ----------     ----------

Net loss                                              $ (571,922)   $(1,540,846)
                                                      ==========     ==========

Basic and diluted loss per share                      $    (0.06)    $    (0.24)
                                                      ==========     ==========
  Weighted average number of shares of common stock
   outstanding                                         9,024,054      6,291,269
                                                      ==========     ==========


SEE ACCOMPANYING NOTES

                              HelpMate Robotics Inc.

                        Statements of Cash Flows (Unaudited)
                                     Condensed
                       Six months ended June 30, 1998 and 1997

                                                                          Six months ended June 30,

                                                                             1998            1997
                                                                         ------------    ------------
OPERATING ACTIVITIES
Net loss                                                                 $   (571,922)   $ (1,540,846)
Adjustments to reconcile net loss to net cash used
by operating activities:
  Interest                                                                      -             105,294
  Compensation                                                                  -              58,160
  Provision for doubtful accounts                                               -              59,241
  Provision for inventory obsolescence                                          -              50,000
  Vendor forgiveness of debt                                                  (88,277)         -
  Depreciation                                                                416,721         368,130
  Other                                                                         -              25,719
Changes in operating accounts:
  (Increase) decrease in accounts receivable                                   87,518        (470,436)
  (Increase) decrease in inventory                                            242,598         (11,570)
  (Increase) decrease in other assets                                         (25,329)        (60,882)
  (Decrease) increase in accounts payable and accrued expenses                (85,567)        191,899
  (Decrease) in deferred revenue                                             (129,495)       (170,092)
  (Decrease) increase in customer advances                                    211,349           9,689
                                                                         ------------    ------------
Total adjustments                                                             629,518         155,152
                                                                         ------------    ------------
Net cash provided by (used in) operating activities                            57,596      (1,385,694)
                                                                         ------------    ------------

INVESTING ACTIVITIES
Sale of equipment leased to others                                              -           1,958,416
Installation costs                                                           (239,902)       (118,011)
Equipment leased to others                                                   (301,792)       (876,456)
Purchase of property and equipment                                             (4,549)        (17,223)
                                                                         ------------    ------------
Net cash provided by (used in) investing activities                          (546,243)        946,726
                                                                         ------------    ------------

FINANCING ACTIVITIES
Repayments of notes payable                                                  (272,363)       (264,248)
Proceeds from capital lease                                                     -             144,012
Proceeds from exercise of stock options                                         -               3,363
Proceeds from issuance of notes                                               222,000           -
                                                                         ------------    ------------
Net cash provided by (used in) financing activities                           (50,363)       (116,873)
                                                                         ------------    ------------

Net increase (decrease) in cash and cash equivalents                         (539,010)       (555,841)

Cash and cash equivalents at beginning of period                              807,278         609,808
                                                                         ------------    ------------
Cash and cash equivalents at end of period                               $    268,268    $     53,967
                                                                         ============    ============

Supplemental non-cash financing activities:
 Conversion of notes, accounts payable, and accrued
 expenses to equity                                                      $  2,493,596           -
                                                                         ============    ============


SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

               Notes to Condensed Financial Statements (Unaudited)

                                  June 30, 1998

BASIS OF PRESENTATION

HelpMate Robotics Inc. ("HelpMate", "HRI", or the "Company"), was incorporated in May 1984. The Company is primarily engaged in the design, manufacture and sale of the Company's flagship product, the HelpMate(R) robotics courier system, a trackless robotic courier used primarily in the healthcare industry to transport materials. The Company derives revenue primarily from rentals and sales of HelpMate robots. The Company also sells robotic components such as LabMate, LightRanger and BiSight and performs research and development contracts.

Historically, the Company has been dependent upon sources other than operations to finance its working capital requirements. These sources include loans and/or investments from stockholders and their affiliates, private placements of its debt and equity securities, the Company's initial public offering and the proceeds of Financed Rentals. The Company continues to actively seek additional financing alternatives in order to strengthen its liquidity situation in the short term. (See Management's Discussion and Analysis - Liquidity and Capital Resources)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. In addition, certain amounts for prior periods have been reclassified to be comparable with the current period presentation. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

FINANCING AND RESTRUCTURING AND FINANCED RENTAL TRANSACTIONS

In January 1998, the Company announced a series of steps directed at improving its short-term liquidity and cash flow (See Management's Decision and Analysis -Financing and Restructuring Transactions). In February 1997 and May 1997, the Company entered into two Financed Rental transactions with Leasing Technologies International Inc. ("LTI"). (See Management's Decision and Analysis - Financed Rental Transactions)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

The remaining backlog at June 30, 1998 consists of approximately $300,000 in annual rental revenues which should become operational in the third quarter of 1998. In addition, the Company expects to sell several robots and to fill orders for component products and complete and deliver the Two-Armed, Mobile, Sensate, Research Robot project under contract to NASA during the second half of the year. As of June 30, 1998, the Company is operating at approximately a cash break even level. Management believes that cash generated by these transactions, together with available cash, will be sufficient to complete the installation of robots from the backlog and to sustain continuing operations through the end of 1998.

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

EVENTS SUBSEQUENT TO THE IPO

By mid 1996, however, the receipt of new orders had not met the Company's original estimates for that period. Otis had reduced its forecast of purchases from 26 units to 6 units (and for fiscal 1996 only purchased 4 units), and the Bell & Howell Mailmobile Company had produced no new orders for HelpMate robots and consequentially the sales agreement with Bell & Howell was canceled. Although the sales force hired and trained by the Company started recording orders from the US market for HelpMate robots at an average rate of six per month beginning in September 1996 (which continued on into March of 1997), this was approximately three months later than originally planned. Therefore, overall orders through the first quarter of 1997 were lower than planned. More importantly the mix of orders was heavily weighted towards rentals versus sales, resulting in a slower replenishment of cash and driving the Company into a critical cash shortage.

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

In consideration for its services to the Company in connection with the Private Placement, the Boston Group, LP was issued in August 1998 a warrant expiring December 31, 2001 ("Boston Group Warrant") immediately exercisable to purchase 2,411,866 shares of Common Stock at an exercise price of $.33 per share. In addition to the Boston Group Warrant, the Company also paid the Boston Group, LP commissions and a non-accountable expense allowance in connection with the Private Placement in the amount of $191,000.

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

CII RESTRUCTURING. In June 1998, CII, a security-holder and creditor of the Company, agreed to convert the Company's loan indebtedness and certain accrued royalty payments to CII into shares of Common Stock and warrants to purchase Common Stock, and to accept shares of Common Stock and warrants in lieu of certain royalty payments which may come due during the calendar year 1998.

The Company's loan indebtedness to CII was evidenced by a note dated June 14, 1995 ("CII Note") bearing interest at a rate of 10% per annum. The CII Note required payments of interest only for one year, and then equal payments of principal and interest for 48 months, through June, 2000, and is secured by a security interest in all of the Company's intellectual property relating the HelpMate in the North and South American markets. Under the CII loan agreements, the Company is also required, among other things, to retain its principal place of business and a majority of its employees and operations in the State of Connecticut ("Connecticut Presence Requirements") until June, 2001.

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

CII agreed to convert the outstanding indebtedness under the CII Note and royalty payments accrued under the Development Agreement through December 31, 1997 into shares of the Company's Common Stock and such amounts will be liquidated at the rate of one share of Common Stock for each $.33 of indebtedness and royalty liquidated. In addition, the Company issued to CII warrants expiring December 31, 2001 ("CII Warrants") exercisable for shares of Common Stock at an exercise price of $.33 per CII Warrant Share for each dollar of indebtedness and royalty liquidated. In lieu of cash payments of the royalties accruing during the fiscal year ending December 31, 1998, CII has also agreed to accept one share of Common Stock ("CII Royalty Shares") for each $.33 of royalties required to be paid and warrants expiring December 31, 2001 ("CII Royalty Warrants") to purchase one share of Common Stock at an exercise price of $.33 per share for each dollar of royalties required to be paid. As a result of the foregoing transactions CII was issued an aggregate of 1,556,987 shares of Common Stock and warrants to purchase an aggregate of 513,809 shares of Common Stock in exchange for the liquidation of $513,809 of principal interest and accrued royalties through December 31, 1997. In addition, CII received 74,564 shares of Common Stock and warrants to purchase an aggregate of 24,605 shares of Common Stock in exchange for $24,605 of accrued royalties for the first quarter of 1998.

As part of its agreement with CII the Company must agree to extend the Connecticut Presence Requirements to a term ending ten years from June 30, 1998. In the event the Company violates the Connecticut Presence Requirements, CII can
(a) demand immediate payment of the balance of the Royalty Threshold; and (b) require the Company to repurchase its Company Securities. The security interest previously granted to CII in the intellectual property relating to HelpMate in the North and South American markets will be extended so that it also secures the Company's obligations to make the royalty payments under the Development Agreement. In addition, a representative of CII would continue to have the right to attend meetings of the Company's board of directors so long as CII owns shares of the Company's stock and the Company has any outstanding obligations under the Development Agreement.

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

RESULTS OF OPERATIONS

REVENUES

Total revenues increased by $146,441 or 18% from the three months ended June 30, 1997 compared to the three month period ended June 30, 1998. Rental revenues increased by $273,466 or 54%; sales revenues decreased by $187,107 or 80%, and revenues from research and development contracts increased by $60,082 or 110% for the same period.

Total revenues increased by $55,624 or 3% from the six months ended June 30, 1997 compared to the six month period ended June 30, 1998. Rental revenues increased by $512,530 or 56% and sales revenues decreased by $473,629 or 82%. Also, revenues from research and development contracts increased by $16,723 or 8%.

The increase in rental revenues is reflective of the Company's expanded fleet of rental units which at June 30, 1998 was 81, a 21% increase from the 67 units under rent at June 30, 1997, coupled with higher monthly rentals. The sales revenue declined in both the three month and six month periods ended June 30, 1998 due to the de-emphasis of component product sales in 1998.

COST OF REVENUES

Cost of revenues increased by $158,005 or 32% from the three months ended June 30, 1997 compared to the three months ended June 30, 1998. Cost of revenues decreased slightly from the six months ended June 30, 1997 compared to the six months ended June 30, 1998. Overall, cost of revenues has decreased as a percentage of revenues, which reflects the Company's ongoing efforts to reduce the cost associated with manufacturing and installing its HelpMate robots. These costs are partially offset by an increase in depreciation and amortization of the Company's rental units and related installation costs, which were attributable to the increase in the rental fleet discussed above.

GROSS PROFIT

Gross profit decreased by 4% or $11,564 from the three months ended June 30, 1997 compared to the three months ended June 30, 1998. Gross profit increased by 14% or $63,771 from the six months ended June 30, 1997 compared to the six months ended June 30, 1998. The increase in gross profit percentage and dollars reflects the fact that several of the Company's rental units are now fully depreciated.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses decreased by $571,976 or 51% from the three months ended June 30, 1996 compared to the three months ended June 30, 1998. Selling, General and Administrative Expenses decreased by $778,781 or 42% from the six months ended June 30, 1997 compared to the six months ended June 30, 1998. The decrease reflects a significant reduction in staffing in all departments in the Company's ongoing efforts to reduce costs.

INTEREST EXPENSE AND INTEREST INCOME AND OTHER INCOME

Interest expense decreased for both the three month and six month periods ending June 30, 1998. The decrease reflects the conversion of certain long-term obligations and interest thereon to equity.

Vendor forgiveness of debt reflects the savings the Company realized when certain vendors agreed to take less than the amount owed to them at September 30, 1997. (See footnote to financial statements in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.)

LOSSES

The Company incurred a net loss from continuing operations of $282,130 and $915,005 for each of the three month periods ending June 30, 1998 and 1997, respectively, and incurred a net loss from operations of $571,922 and $1,540,846 for each of the six month periods ending June 30, 1998 and 1997, respectively. These losses were sustained primarily because the Company has not achieved the volume of sales and rentals of HelpMates required to cover the overhead expenses associated with the commercialization of its HelpMate systems. Although the decrease in staffing and sales and marketing expenses have reduced losses in fiscal 1997 and the first quarter of 1998, the Company anticipates that such losses will continue until the volume of sales and rentals of HelpMates necessary to cover overhead expenses is achieved. As noted above, the overall profitability and cash flow of the Company is highly dependent upon its mix of robot rentals and robot sales (i.e., more robot rentals than sales results in larger losses and a quicker depletion of cash).

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share of common stock for the three months ended June 30, 1998 and 1997 was ($0.03) and ($0.15), respectively. Earnings (loss) per share of common stock for the six months ended June 30, 1998 and 1997 was ($0.06) and ($0.24), respectively. Basic and diluted earnings (loss) per common share is computed according to SFAS 128 which was adopted in 1997. It is based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted for the stock split that occurred in conjunction with the initial public offering. Shares from the assumed exercise of options and warrants granted by the Company have been included in the computations of earnings per share for all periods unless their inclusion would be antidilutive.

OTHER

During the second quarter of 1997 the Company was notified by the Philadelphia Stock Exchange that the Company's stock had been delisted due to a failure to meet the requirements for net worth and minimum stock price. Further, the Company has been notified by Nasdaq the Company's stock had been delisted for failure to meet the minimum bid price and net worth requirements.

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

YEAR 2000 READINESS

The Company is continuing its assessment of its year 2000 readiness. The Company believes its internal computer systems will be ready for the year 2000. The Company also believes that the operation of its principal product, a mobile robotic system, will not be adversely affected by the year 2000 issues. The Company plans to survey its major customers and vendors as to their readiness for the year 2000. Based on the current status of this assessment is not yet able to estimate the costs to be incurred by the Company for all the year 2000 issues

FORWARD LOOKING STATEMENTS

Statements made in this report regarding (a) the projection of revenues, income, earning per share, capital expenditures, dividends or other financial items, (b) the plans and objectives of management for the Company's future operations, (c) the future economic performance of the Company, and (d) statements regarding the assumptions underlying or relating to the foregoing items are forward-looking statements. Forward-looking statements are contained in this report, including under the sections entitled "Management's Discussion and Analysis - Liquidity and Capital Resources -- Losses; Other; and -- Year 2000 Readiness" There are important factors that could cause the actual results to differ materially from those in the forward-looking statements. These important factors include the following: (a) if the mix of robot rentals versus sales changes; (b) if there are substantial returns of robots currently on rental or if the Company is unable to place returned robots with new customers; (c) if there is a substantial reduction in the aggregate number of hours for which robots are rented; (d) if existing orders in backlog are canceled; (e) if the Company's own order/installation forecast changes; (f) if the actions and measures described under the heading "Management's Discussion and Analysis -- Financing and Restructuring Transactions" are not sufficient to ensure that operations will continue throughout 1998; (g) if the Company's financial condition negatively impacts the Company's reputation in the marketplace and consequently negatively impacts order receipts; (h) if the Company is unable in the foreseeable future to secure additional financing; (i) if the Company's distribution agreement with Otis is terminated and the Company is unable to reach an agreement with a new strategic marketing partner in Europe; and (j) if customers or vendors have year 2000 issues which adversely affect the Company.

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

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


NO.      DESCRIPTION OF EXHIBITS

10.81    Creditor Agreement with Connecticut Innovations Inc.
10.82    Warrant and Stock Purchase Agreement with Connecticut Innovations Inc.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

HelpMate Robotics Inc.

Date:  August 13, 1998                    /s/ Joseph F. Engelberger
                                          -------------------------
                                          Joseph F. Engelberger
                                          Chairman and Chief Executive Officer