Form 10QSB
period 1998-09-30
HELPMATE ROBOTICS INC
filed 1998-11-05
CIK 1003472

                                  FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 --        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended SEPTEMBER 30, 1998

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 --        SECURITIES EXCHANGE ACT OF 1934)

           For the transition period from         to
                                         --------    --------

                        Commission File Number 1-14160
                                               -------

                            HelpMate Robotics Inc.
                   (Exact name of small business issuer as
                           specified in its charter)

                     Connecticut                               06-1110906
                     -----------                               ----------
             (State or other jurisdiction                    (I.R.S. Employer
           of incorporation or organization)                Identification No.)

                      Shelter Rock Lane; Danbury, Connecticut; 06810
                      ---------------------------------------  -----
                         (Address of principal executive offices)

                                     (203) 798-8988

                              (Issuer's telephone number)

                   ---------------------------------------------------
                  (Former name, former address and formal fiscal year,
                             if changed since last report)

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

                         APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of October 15, 1998 is 13,796,434 shares.

Transitional Small Business Disclosure Format (Check One)  Yes    No  X
                                                              ---    ---

                             HELPMATE ROBOTICS INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Balance Sheet as of  September 30, 1998                    3

         Condensed Statements of Operations for the three months
          ended September 30, 1998 and 1997                                   4

         Condensed Statements of Operations for the nine months
          ended September 30, 1998 and 1997                                   5

         Condensed Statement of Stockholders' Equity (Deficit)
          as of September 30, 1998                                            6

         Condensed Statement of Cash Flows for the nine months
          ended September 30, 1998 and 1997                                   7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of  Operations                                8

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    13

SIGNATURE                                                                    14

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.
----------------------------

                           HelpMate Robotics Inc.
                                   Condensed
                           Balance Sheet (Unaudited)

                              September 30, 1998


ASSETS
Current assets:
  Cash                                                                                    $  456,753
  Accounts receivable, net of allowance for doubtful accounts of $40,293                     416,240
  Inventory,  net of reserve for obsolescence of  $100,000                                   387,565
  Other                                                                                       48,576
                                                                                          ----------
Total current assets                                                                       1,309,134

Installation costs, net of accumulated amortization of $828,892                              180,551
Equipment leased to others, net of accumulated depreciation of  $1,126,048                 1,403,828
Property and equipment, net of accumulated depreciation of $815,026                          337,121
Other assets                                                                                  81,584
                                                                                          ----------

                                                                                          $3,312,218
                                                                                          ----------
                                                                                          ----------


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                                                         $ 166,392
  Accrued expenses                                                                           453,933
  Accrued compensation and employee benefits                                                 191,886
  Current portion notes payable                                                              383,686
  Deferred revenue                                                                           228,362
                                                                                          ----------
Total current liabilities                                                                  1,424,259

Deferred revenue, less current portion                                                        82,222
Notes payable, less current portion                                                           98,085
                                                                                          ----------
Total liabilities                                                                          1,604,566
                                                                                          ----------

Stockholders' equity:
  Common stock, no par value; 40,000,000 shares authorized;  13,796,434 shares
  issued and outstanding                                                                  19,440,297
  Capital surplus                                                                          5,231,963
  Accumulated deficit                                                                   (22,964,608)
                                                                                         -----------
Total stockholders' equity                                                                 1,707,652
                                                                                         -----------
                                                                                          $3,312,218
3                                                                                        -----------
                                                                                         -----------

SEE ACCOMPANYING NOTES.

                              HelpMate Robotics Inc.

                     Statements of Operations (Unaudited)
                                   Condensed

                Three months ended September 30, 1998 and 1997

                                                                   Three months ended September 30,

                                                                            1998          1997
                                                                            ----          ----
Revenues:
  Sales revenues                                                       $   681,279    $  366,192
  Rental revenues                                                          746,212       531,496
  Research and development contracts                                        45,268        86,330
                                                                       -----------    ----------
Total revenues                                                           1,472,759       984,018
                                                                       -----------    ----------

Cost of revenues:
  Cost of sales                                                            351,676       126,062
  Cost of rental revenues                                                  436,635       333,111
  Cost of research and development contracts                                65,330        49,549
                                                                       -----------    ----------
Total costs of revenues                                                    853,641       508,722
                                                                       -----------    ----------

Gross profit                                                               619,118       475,296

Selling, general and administrative expenses                               530,300       759,393
                                                                       -----------    ----------


Operating income (loss)                                                     88,818     (284,097)

Other income (expense):

 Interest income                                                             5,473         1,544
 Interest expense                                                         (28,428)       (60,325)
 Vendor forgiveness of debt                                                 49,900             -
                                                                       -----------    ----------

Net income (loss)                                                      $   115,763    $ (342,878)
                                                                       -----------    ----------
                                                                       -----------    ----------
Basic and diluted income (loss) per share                              $         -    $  ( 0.05)
                                                                       -----------    ----------
                                                                       -----------    ----------
Weighted average number of shares of common stock outstanding           13,770,530     6,294,031
                                                                       -----------    ----------
                                                                       -----------    ----------

SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

                     Statements of Operations (Unaudited)
                                   Condensed
                  Nine months ended September 30, 1998 and 1997



                                                                    Nine months ended September 30,

                                                                           1998          1997
                                                                           ----          ----
Revenues:

  Sales revenues                                                       $   784,096    $  942,638
  Rental revenues                                                        2,177,561     1,450,315
  Research and development contracts                                       271,183       295,522
                                                                       -----------    ----------
Total revenues                                                           3,232,840     2,688,475
                                                                       -----------    ----------

Cost of revenues:

  Cost of sales                                                            402,758       515,525
  Cost of rental revenues                                                1,408,871       991,836
  Cost of research and development contracts                               291,245       258,741
                                                                       -----------    ----------
Total costs of revenues                                                  2,102,874     1,766,102
                                                                       -----------    ----------

Gross profit                                                             1,129,966       922,373

Selling, general and administrative expenses                             1,608,388     2,616,262
                                                                       -----------    ----------

Operating loss                                                            (478,422)  (1,693,889)

Other income (expense):

 Interest income                                                            23,829        11,308
 Interest expense                                                         (159,458)    (201,143)
 Other income                                                               19,755             -
 Vendor forgiveness of debt                                                138,127             -
                                                                       -----------    ----------

Net loss                                                               $  (456,169)   $(1,883,724)
                                                                       -----------    ----------
                                                                       -----------    ----------

Basic and diluted loss per share                                       $     (0.04)   $   (0.30)
                                                                       -----------    ----------
                                                                       -----------    ----------
Weighted average number of shares of common stock outstanding           10,623,564     6,291,269
                                                                       -----------    ----------
                                                                       -----------    ----------

SEE ACCOMPANYING NOTES.

                                       HelpMate Robotics Inc.
                                            Condensed
                             Statements of Stockholders' Equity (Deficit)
                                         September 30, 1998

                                                                                             Accumulated
                                                      Common Stock        Capital Surplus       Deficit           Total
                                                                          ---------------    ------------       ----------

Balance at December 31, 1997                            $16,964,504         $5,174,839       $(22,508,439)      $(369,096)

Conversion of notes, accounts payable, and accrued
        expenses to common stock                          2,475,793                  -                  -        2,475,793

Issuance of stock options below fair market value                 -             57,124                  -           57,124

Net loss conversion                                               -                  -           (456,169)       (456,169)
                                                        -----------         ----------       ------------       ----------

Balance on September 30, 1998                           $19,440,297         $5,231,963       $(22,964,608)      $1,707,652
                                                        -----------         ----------       ------------       ----------
                                                        -----------         ----------       ------------       ----------

SEE ACCOMPANY NOTES

                              HelpMate Robotics Inc.

                       Statements of Cash Flows (Unaudited)
                                   Condensed
                  Nine months ended September 30, 1998 and 1997

                                                                         Nine months ended September 30,

                                                                               1998         1997
                                                                               ----         ----
OPERATING ACTIVITIES
Net loss                                                                    $ (456,169) $(1,883,724)
Adjustments to reconcile net loss to net cash used by operating activities:

  Interest                                                                           -      151,990
  Compensation                                                                       -       58,160
  Provision for doubtful accounts                                                    -       59,241
  Provision for inventory obsolescence                                               -       50,000
  Vendor forgiveness of debt                                                  (138,127)           -
  Depreciation                                                                 644,419      520,967
  Other                                                                              -       26,453
Changes in operating accounts:
  (Increase) decrease in accounts receivable                                    10,922     (390,497)
  (Increase) decrease in inventory                                             496,566      162,713
  (Increase) decrease in other assets                                          (32,411)     (16,491)
  (Decrease) increase in accounts payable and accrued expenses                  78,559      450,930
  (Decrease) in deferred revenue                                              (218,695)    (224,792)
  (Decrease) increase in customer advances                                           -        3,439
                                                                            ----------   ----------
Total adjustments                                                              841,233      852,113
                                                                            ----------   ----------
Net cash provided by (used in) operating activities                            385,064   (1,031,611)
                                                                            ----------   ----------

INVESTING ACTIVITIES
Sale of equipment leased to others                                                   -     1,958,416
Installation costs                                                            (224,996     (144,652)
Equipment leased to others                                                    (351,638)  (1,134,660)
Purchase of property and equipment                                              (5,054)     (11,241)
                                                                            ----------   ----------
Net cash provided by (used in) investing activities                           (581,688)     667,863
                                                                            ----------   ----------

FINANCING ACTIVITIES
Repayments of notes payable                                                   (375,902)    (339,404)
Proceeds from capital lease                                                          -      144,012
Proceeds from exercise of stock options                                              -        3,363
Proceeds from issuance of notes                                                222,000            -
                                                                            ----------   ----------
Net cash used in financing activities                                         (153,902)    (192,029)
                                                                            ----------   ----------

Net decrease in cash and cash equivalents                                     (350,526)    (555,777)

Cash and cash equivalents at beginning of period                               807,278      609,808
                                                                            ----------   ----------
Cash and cash equivalents at end of period                                  $  456,753    $  54,031
                                                                            ----------   ----------

Supplemental non-cash financing activities:
 Conversion of notes, accounts payable, and accrued expenses
 to common stock                                                            $2,475,793            -
                                                                            ----------   ----------
                                                                            ----------   ----------

SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1998

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. In addition, certain amounts for prior periods have been reclassified to be comparable with the current period presentation. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has been dependent upon sources other than operations to finance its working capital requirements. The statements in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998 contained in the following subsections of the section entitled "Management's Discussion and Analysis" are incorporated herein by reference:
(1) "Liquidity and Capital Resources"; (2) "Initial Public Offering"; (3) "Use of IPO Proceeds"; (4) "Events Subsequent to the IPO"; (5) "Financed Rental Transactions"; (6)

"Downsizing"; (7) "Financing and Restructuring Transactions - Private Placement"; (8) "Financing and Restructuring Transactions - Loans and Loan Restructuring"; (9) "Financing and Restructuring Transactions - Trade Payable Restructuring"; (10) "Financing and Restructuring Transactions - CII Restructuring"; (11) "Financing and Restructuring Transactions - Registration Rights"; and (12) "Financing and Restructuring Transactions - Amendment to Certificate of Incorporation.

The backlog at September 30, 1998 consists of approximately $250,000 in annual rental revenues. Approximately $150,000 of this backlog should become operational in the fourth quarter of 1998 and remaining in the first half of 1999. In addition, the Company expects to sell several robots. The Company delivered the two-armed, mobile, sensate, research robot project under contract to NASA in September 1998. As of September 30, 1998, the Company is operating at slightly above a cash break even level. Management believes that cash generated by these transactions, together with available cash, will be sufficient to complete the installation of robots from the backlog and to sustain continuing operations through the end of 1998.

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

The Company has conducted its foreign marketing and distribution program in Europe, the former Soviet Union, Africa and parts of the Middle East, principally through Otis. In 1996 Otis purchased only 4 of the 26 HelpMate units it had originally forecast and it purchased only one unit in 1997. The Company has recently been informed that Otis is currently undergoing a restructuring of its European marketing operations and does not plan to continue marketing the HelpMate robot. The Company finalized the termination of its license agreement with Otis in September 1998. As a result, the Company will purchase, for $1 each plus transportation costs, seven robots from Otis and the Company will support the three installed robots in Europe until the leases expire, when the robots will be returned. Also, the Company will pay Otis $25,381 to settle all outstanding debts.

Results of Operations
---------------------

REVENUES

Total revenues increased by $488,741 or 33% from the three months ended September 30, 1997 compared to the three month period ended September 30, 1998. Rental revenues increased by $214,716 or 29%; sales revenues increased by $315,087 or 46%, and revenues from research and development contracts decreased by $41,062 or 48% for the same period.

Total revenues increased by $544,365 or 17% from the nine months ended September 30, 1997 compared to the nine month period ended September 30, 1998. Rental revenues increased by $727,246 or 33% and sales revenues decreased by $158,542 or 20%. Also, revenues from research and development contracts decreased by $24,339 or 17%.

Sales revenue in the three months ended September 30, 1998 included the sale of four robots compared to only two sales in 1997. The increase in rental revenues is primarily due to higher monthly rentals coupled with a net increase of three rentals to 81 rental units at September 30, 1998. Research and development contract revenues reflect the completion of the two-armed, mobile, sensate, research robot project for NASA. The research robot was delivered to NASA in September 1998.

COST OF REVENUES

Cost of revenues increased by $344,919 or 40% from the three months ended September 30, 1997 compared to the three months ended September 30, 1998. Cost of revenues increased by $336,772 or 16% from the nine months ended September 30, 1997 compared to the nine months ended September 30, 1998. Cost of revenue for sales in the three months ended September 30, 1998 increased 64% from the three months ended September 30, 1997 due to the higher number of robot sales. Overall, cost of revenue as a percentage of sales has remained approximately the same for the nine month period ended September 30, 1998 compared to the same period in 1997.

GROSS PROFIT

Gross profit increased by 23% or $143,822 from the three months ended September 30, 1997 compared to the three months ended September 30, 1998. Gross profit increased by 18% or $207,593 from the nine months ended September 30, 1997 compared to the nine months ended September 30, 1998. The increase in gross profit percentage and dollars reflects the sale of four robots during the quarter and the fact that several of the Company's rental units are now fully depreciated.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses decreased by $229,093 or 43% from the three months ended September 30, 1997 compared to the three months ended September 30, 1998. Selling, General and Administrative Expenses decreased by $989,853 or 62% from the nine months ended September 30, 1997 compared to the nine months ended September 30, 1998. The decrease reflects a significant reduction in staffing in all departments in the Company's ongoing efforts to reduce costs.

INTEREST EXPENSE AND INTEREST INCOME AND OTHER INCOME

Interest expense decreased for both the three month and nine month periods ending September 30, 1998. The decrease reflects the conversion of certain long-term obligations and interest thereon to equity.

Vendor forgiveness of debt reflects the savings the Company realized when certain vendors agreed to take less than the amount owed to them at September 30, 1997. (See footnote to financial statements in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.)

NET INCOME/LOSS

The Company had a net income from operations of $115,763 compared to a net loss of $342,878 for the three months ended September 30, 1997, and incurred a net loss from operations of $456,169 and $1,883,724 for each of the nine month periods ending September 30, 1998 and 1997, respectively. The income for the three months ended September 30, 1998 reflects the sale of four robots as described above. The overall loss was sustained primarily because the Company has not achieved the volume of sales and rentals of HelpMates required to cover the overhead expenses associated with the commercialization of its HelpMate systems. Although the decrease in staffing and sales and marketing expenses have reduced losses in fiscal 1997 and the first nine months of 1998, the Company anticipates that such losses will continue until the volume of sales and rentals of HelpMates necessary to cover overhead expenses is achieved. As noted above, the overall profitability and cash flow of the Company is highly dependent upon its mix of robot rentals and robot sales (i.e., more robot rentals than sales results in larger losses and a quicker depletion of cash).

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share of common stock for the three months ended September 30, 1998 and 1997 was $0.00 and ($0.05), respectively. Earnings (loss) per share of common stock for the nine months ended September 30, 1998 and 1997 was ($0.04) and ($0.30), respectively. Basic and diluted earnings (loss) per common share is

EARNINGS (LOSS) PER SHARE CONTINUED

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

OTHER

In October 1998 the Company announced that it is conducting an investigation to determine the extent to which it has been defrauded by its former payroll company. The payroll company, KPM, Inc., of Brookfield, Connecticut, did business under the names Payroll Express and Compusystems. Based upon the Company's preliminary investigation, the Company believes that KPM misappropriated Company funds which KPM was required to pay to the Internal Revenue Service with respect to Company employment taxes. As part of its investigation, the Company has discovered that copies of the tax returns provided by KPM to the Company differ materially from the actual returns which KPM filed on the Company's behalf with the IRS. KPM was engaged as the Company's payroll service from the late 1980's until August 1998. KPM filed for bankruptcy in July 1998.

The Company understands from published reports that KPM may have similarly misappropriated funds from a number of other KPM customers and that IRS Criminal Investigation Division and the office of the United States Attorney are currently investigating KPM.

Under the Internal Revenue Code, the Company may be liable for the payment of the these unpaid taxes as well as interest and penalties. The Company has not yet determined the full extent of this tax liability.

The Company believes that this tax liability may have a material and adverse affect on the Company's business, its financial condition and on the results of its operations. The Company is currently considering what steps to take to deal with this extraordinary situation, including, among other things: (a) filing a claim in the KPM bankruptcy proceeding, (b) filing a claim under Company insurance policies, (c) entering into discussions with the Internal Revenue Service regarding a compromise of the Company's liability for these employment taxes; and (d) using its available cash and future revenues to liquidate its tax liability.

The Company is continuing to investigate this matter and expects to cooperate fully with the ongoing IRS and United States Attorney investigations of KPM.

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

YEAR 2000 READINESS

The Company is continuing its assessment of its year 2000 readiness. The Company believes its internal computer systems will be ready for the year 2000. The Company also believes that the operation of its principal product, a mobile robotic system, will not be adversely affected by the year 2000 issues. The Company plans to survey its major customers and vendors as to their readiness for the year 2000. Based on the current status of this assessment, the Company is not yet able to estimate the costs to be incurred for all the year 2000 issues.

FORWARD LOOKING STATEMENTS

Statements made in this report regarding (a) the projection of revenues, income, earning per share, capital expenditures, dividends or other financial items, (b) the plans and objectives of management for the Company's future operations, (c) the future economic performance of the Company, and (d) statements regarding the assumptions underlying or relating to the foregoing items are forward-looking statements. Forward-looking statements are contained in, or incorporated by reference into, this report, including under the sections entitled "Management's Discussion and Analysis - Liquidity and Capital Resources - Results of Operations -- Net Income/Loss; -- Other; and -- Year 2000 Readiness". There are important factors that could cause the actual results to differ materially from those in the forward-looking statements. These important factors include the following: (a) if the mix of robot rentals versus sales changes; (b) if there are substantial returns of robots currently on rental or if the Company is unable to place returned robots with new customers; (c) if there is a substantial reduction in the aggregate number of hours for which robots are rented; (d) if existing orders in backlog are canceled; (e) if the Company's own order/installation forecast changes; (f) if the actions and measures described under the heading "Management's Discussion and Analysis -- Financing and Restructuring Transactions" are not sufficient to ensure that operations will continue throughout 1998; (g) if the Company's financial condition negatively impacts the Company's reputation in the marketplace and consequently negatively impacts order receipts; (h) if the Company is unable in the foreseeable future to secure additional financing; (i) if the Company is unable to reach an agreement with a new strategic marketing partner in Europe; (j) if customers or vendors have year 2000 issues which adversely affect the Company and (k) the impact of the payroll company matters described in Other.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A report on Form 8-K dated August 12, 1998 was filed with the Securities and Exchange Commission (SEC) reporting the death of HelpMate Robotics
 Inc.'s President Thomas K. Sweeny.

A report on Form 8-K dated October 14, 1998 was filed with the SEC reporting the Company's investigation to determine the extent to which it has been defrauded by its former payroll service company.

                                    SIGNATURE

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

HelpMate Robotics Inc.

Date:  November 3, 1998                     /s/  Joseph F. Engelberger
                                            --------------------------
                                            Joseph F. Engelberger
                                            Chairman ,Chief Executive Officer
                                            and Chief Financial Officer












14