Form 10KSB
period 1998-12-31
HELPMATE ROBOTICS INC
filed 1999-03-31
CIK 1003472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 X          ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
___         SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1998

___         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ___

The registrant had revenues totaling $4,546,574 during the fiscal year ended December 31, 1998.

The aggregate market value of the voting stock held by non-affiliates as of March 10, 1999 was approximately $3,970,000.

The number of shares outstanding of the registrant's common stock as of March 10, 1999 is 14,201,402 shares.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check One) Yes____ No X

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

HelpMate(R) - the Flagship Product

The Company's flagship product is the HelpMate(R) robotic courier, an intelligent, self-navigating, battery-powered robot used for automated materials transport. The HelpMate is approximately 4 1/2 feet tall by 2 1/2 feet square, weighs over six hundred pounds, has a payload capacity of approximately six cubic feet and can be dispatched by users from an ATM-like screen and keyboard located on its back control panel. HelpMate development began in 1987, and, following extensive testing at Danbury Hospital in Connecticut, the first HelpMate became operational there in 1991.

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

The Company considers the rental approach essential to the introduction of HelpMate, providing a necessary stimulus to early market development by removing the need for a financial decision and commitment prior to evaluation and acceptance of such a revolutionary new product. It also facilitates decision-making at lower levels within the hospital's management. The term of the rental agreement is short, typically one year, with a one month cancellation provision. Domestic sales of HelpMate systems have often been made to those end-users who previously had rented a HelpMate robot. Purchase of a rental HelpMate robot is encouraged with a discount based on prior months rent.

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

Company Financing

The Company's capital requirements in connection with the continuing development and commercialization of the HelpMate robot have been significant, and have been funded principally through private investment, the Company's 1996 initial public offering, and certain financing transactions whereby the Company has assigned the rental stream from rental robots in exchange for lump sum payments. (See Footnotes 4 and 6 to the Financial Statements).

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

The Company was compelled during late 1996 and 1997 to take steps, resulting in a significant down-sizing of the Company and reduction of its sales and marketing efforts, in order to reduce expenses and conserve cash. In January, 1998 the Company announced a series of steps directed at improving its short-term liquidity. These included the completion of a private placement of

$1,350,000 in convertible notes, the agreement by certain creditors to accept reduced cash payment in liquidation of outstanding trade payables, and the agreement by certain creditors to convert their loans, trade payables, and other obligations of the Company to them into shares of common stock and warrants to purchase common stock. (See Footnote 6 to the Financial Statements).

Distribution Methods

The Company's domestic sales and marketing activity focuses principally on the North American hospital market for the HelpMate. The Company handles all marketing activity directly from its Danbury, Connecticut location. The Company's sales and marketing staff currently consists of two people (the director of marketing and two part-time sales people) and an independent manufacturers representative for the Greater New York City area. Other officers of the Company also are employed in this function from time to time in the course of their travels to different regions of the country.

The Company has conducted its foreign marketing and distribution program principally through sales to two foreign distributors. In exchange for certain royalties previously provided to the Company and certain royalties payable to the Company in the future, the Company granted an exclusive license to a Danish affiliate of Otis Elevator Company ("Otis") to distribute the Company's HelpMate systems in Europe, the former Soviet Union, Africa and parts of the Middle East. This license agreement was terminated in September 1998 and the Company is currently seeking a European partner. The Company granted an exclusive license to Yaskawa Electric Corporation ("Yaskawa"), to manufacture and distribute HelpMate and other of its products in Japan and other Asian countries. (See Management's Discussion and Analysis - Distribution Agreement").

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

The Company's current small batch production mode results in sporadic shipments from vendors increasing the overall product lead time to six months from batch order to customer shipment. The Company believes that increases in the batch size would reduce overall product lead time to three months, would improve the quality, reliability and performance of its HelpMate robotics systems, and would allow the Company to realize cost savings through volume discount purchases of component parts. The Company has implemented process controls and quality assurance procedures in anticipation of any transition to a higher volume building program. A significant increase in volume would require the Company to hire additional employees.

Patents and Technology

The Company's technology is embodied in a core set of hardware and software modules for sensing and control of mobile systems as well as application-specific technology. The Company's component technologies include drive and controls, vision sensors, proximity sensors, wireless radio, network communication, navigation software and supervisory capabilities. The Company has obtained fourteen United States patents related to such technology to date.

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

Licenses

In addition to its license with Yaskawa, the Company has licensed certain of its intellectual property regarding navigation and control systems for use in various floor care equipment to Electrolux.

Royalty Agreements

The Company has an agreement with Connecticut Innovations, Incorporated ("CII"), a State of Connecticut sponsored development corporation, pursuant to which CII reimbursed the Company for $441,000 of development costs related to the HelpMate systems (the "Sponsored Products"). In return for such reimbursement, the Company must pay royalties aggregating $2,205,000 to CII. (See Footnote 9 to Financial Statements).

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

The Company also has funded research and development activities related to the development and enhancement of its HelpMate systems. In 1997 the Company spent $571,688 primarily on research and development in connection with HelpMate compared to 1998 when very little was spent due to the reduced staff levels. The Company also spent $291,185 and $308,700 in 1998 and 1997 respectively in connection with other projects, including its contract research and development activities.

Backlog

The backlog at December 31, 1998 consisted of approximately $90,000 in annual rental revenue. This is a decrease of approximately $390,000 from the backlog at December 31, 1997. This decrease was attributable to the decrease in sales staff and reduction in marketing activities. It is anticipated that these systems and robots will be placed in service by mid year 1999. In addition, the Company estimates that, as of December 31, 1998, it had a backlog of approximately $90,000 with respect to orders to purchase components for certain of its research products.

Employees

As of December 31, 1998, the Company had sixteen employees on a full-time basis and one employee on a part-time basis.

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

Item 4: Submission of Matters to a Vote of Security Holders

NONE

PART II

Item 5: Market for Common Equity and Related Stockholder Matters

Market Information

The Company's Common Stock and Warrants are currently traded on the Nasdaq Bulletin Board. A recent last sales price for the shares of Common Stock as reported on the Nasdaq Bulletin Board was $.31 on March 10, 1999.

The following table sets forth the high and low bid price of the Company's Common Stock as reported on the Nasdaq Bulletin Board:

                                       High        Low
                                       ----        ---
Quarter ended March 31, 1998          $0.45       $0.27
Quarter ended June 30, 1998            0.34        0.16
Quarter ended September 30, 1998       0.25        0.13
Quarter ended December 31, 1998        0.69        0.13

Holders

The Company estimates that as of March 10, 1999, there were approximately 1,200 holders of record of the Company's Common Stock.

Dividends

The Company has not paid nor does it anticipate paying cash dividends on the Common Stock in the foreseeable future since currently it intends to retain any earnings for use in its business. In addition, in connection with certain financing provided to the Company by CII, the Company agreed that for a period expiring June 2001, it would not directly or indirectly declare, order, pay or reserve any sum or property for the payment of any dividend or other distribution on the Company's capital stock until such time as the Company has achieved a net profit for three consecutive fiscal quarters.

Item 6: Management's Discussion and Analysis

General

As a result of disappointing performance in 1996, the Company experienced a severe shortage of cash in 1997 and was forced to take drastic actions to preserve the Company in the latter half of the year. These actions resulted in a further reduction of staff and slowing of marketing and manufacturing activity. During 1998 the Company continued to support existing customers, drawing from materials and parts that were previously ordered and received, to fill orders that had been previously booked.

The remaining backlog at December 31, 1998 is scheduled to be installed and operational by mid year 1999. At that point, the Company will have 76 robots on rental in its US customer base, providing a stream of on-going revenues. The two-armed, mobile robot project under contract to NASA was completed and delivered to NASA in September, 1998.

The Company believes the opportunity to establish the HelpMate robot as a flexible, cost-efficient and preferred method for transporting materials within hospitals and other healthcare facilities remains significant. Although the Company does not presently have specific plans to purchase parts for builds of new HelpMate robots, the Company will continue to maintain a sales presence in the marketplace. Therefore, while the Company's near-term objective is to stabilize and enhance its business at the level of the current customer base, it will actively pursue additional means of financing that would be necessary to resume expansion of its original aggressive marketing plans.

Liquidity and Capital Resources

The Company's near-term objective is to stabilize its business at the level of its current customer base while seeking additional financing necessary to resume original marketing plans.

As a result of the termination of the Otis agreement, the Company will receive during fiscal 1999 seven robots from Otis at a cost of $1 each. In addition, during fiscal 1999 the Company has the option to repurchase up to nine robots, which are currently rented to hospitals, from HTLP robots, for an aggregate of $81,000. Assuming these rentals continue, the Company estimates that these robots would generate approximately $100,000 in rental revenue in 1999. Also, the Company believes it has in inventory most of the parts necessary to perform routine maintenance and repairs on its rental robots in 1999.

The Company is operating at slightly below a cash break-even level and management believes that at the Company's current level of operations, it will have sufficient cash to maintain operations throughout 1999.

Historically, the Company has been dependent upon sources other than operations to finance its working capital requirements. These sources include loans and/or investments from stockholders and their affiliates, private placements of its debt and equity securities, the Company's initial public offering and the proceeds of Financed Rentals. (See Footnote 6 to Financial Statements).

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

In October 1998 the Company announced that it is conducting an investigation to determine the extent to which it has been defrauded by its former payroll company. The payroll company, KPM, Inc., of Brookfield, Connecticut, did business under the names Payroll Express and Compusystems, Based upon the Company's preliminary investigation, the Company believes that KPM misappropriated Company funds which KPM was required to pay to the Internal Revenue Service with respect to Company employment taxes. As part of its investigation, the Company has discovered copies of the tax returns provided by KPM to the Company differ materially from the actual returns which KPM filed on the Company's behalf with the IRS. KPM was engaged as the Company's payroll service from the late 1980's until August 1998. KPM filed for bankruptcy in July 1998.

The Company understands from published reports that KPM may have similarly misappropriated funds from a number of other KPM customers and that IRS
Criminal Investigation Division and the office of the United States Attorney are currently investigating KPM.

Under the Internal Revenue Code, the Company is liable for the payment of these unpaid taxes as well as interest and penalties assessed, if any. The Company has calculated these unpaid taxes to approximate $1,000,000 exclusive of interest and penalties. The Company anticipates that it will be able to negotiate a settlement with the Internal Revenue Service not to exceed $150,000 and therefore have recorded this amount in Accrued expenses and Selling, general and administrative expenses in the accompanying 1998 financial statements.

The Company believes that this tax liability may have a material and adverse affect on the Company's business, its financial condition and on the results of its operations. The Company has taken the following actions; (a) filed a claim in the KPM bankruptcy proceedings; (b) filed a claim under the Company's insurance policy; the claim was denied; and (c) entered into discussion with the Internal Revenue Service regarding a compromise of the Company's liability for these employment taxes. In addition, the Company may need to use its available cash and future revenues to liquidate its tax liability.

The Company is continuing to investigate this matter and expects to cooperate fully with the ongoing IRS and United States Attorney investigations of KPM.

Although the accompanying financial statements have been prepared assuming that the Company will continue as a going concern, failure to reach a compromise on this matter on terms favorable to the Company raises substantial doubt about its ability to continue as a going concern.

Financing and Restructuring Transactions

In January 1998, the Company announced a series of steps directed at improving its short-term liquidity and cash flow. These included the receipt of certain loans, the completion of a private placement of $1,350,000 in convertible notes, the agreement by certain creditors to accept reduced cash payment in liquidation of outstanding trade payables, and the agreement by certain creditors to convert their loans, trade payables, and other obligations of the Company to them into shares of common stock and warrants to purchase common stock. (See Footnote 6 to the Financial Statements).

Revenues

Total revenues increased by $899,065 or 25% from the year ended December 31, 1997 compared to the year ended December 31, 1998. Rental revenues increased by $816,585 or 39% and sales revenues increased by $119,997 or 10%. Also, net revenues from research and development contracts decreased by $37,517 or 12% due to the completion of the NASA project in the third quarter of 1998. Total sales revenue increased while the mix of sales shifted toward the sale of robots versus sales of component products. In 1998 the Company increased its sale of robots to twelve from five in 1998. At the same time the sale of component products decreased in 1998 to $133,000 from $498,000 in 1997. The increase in rental revenues reflects the Company's larger rental fleet of 73 robots being in place for an entire year.

Cost of Revenues

Cost of revenues increased by $466,366 or 20% from the year ended December 31, 1997, compared to the year ended December 31, 1998. Overall, cost of revenues has decreased slightly as a percentage of revenues, which reflects the Company's ongoing efforts to reduce the cost associated with manufacturing and installing its HelpMate robots.

Gross Profit

Gross profit increased by 32% or $432,699 from the year ended December 31, 1997 compared to the year ended December 31, 1998. The increase in gross profit percentage and dollars reflects the Company's on-going strategy to reduce costs associated with manufacturing and installing its HelpMate robots coupled with the fact that several of the Company's rental units are now fully depreciated.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses decreased by $1,332,911 or 38% from the year ended December 31, 1997, compared to the year ended December 31, 1998. The decrease reflects the full effect of the staff reductions instituted in August 1997.

Interest Expense and Interest Income

Interest expense, net of interest income decreased by $90,241 or 37% from the year ended December 31, 1997, compared to the year ended December 31, 1998. The decrease in net interest expense is reflective of a decrease in financing obligations.

Losses

The Company incurred a net loss from continuing operations of $452,862 and $2,243,471 for each of the years ended December 31, 1998 and 1997, respectively. These losses were sustained primarily because the Company has not achieved the volume and mix of sales and rentals of HelpMates required to cover the overhead expenses associated with the commercialization of its HelpMate systems. Although the decrease in staffing and sales and marketing expense have reduced losses during fiscal 1998, the Company anticipates that such losses will continue until the volume of sales and rentals of HelpMates necessary to cover overhead expenses is achieved. As noted above, the overall profitability and cash flow of the Company is highly dependent upon its mix of robot rentals, i.e., more robot rentals than sales results in larger losses and a quicker depletion of cash.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock for the years ended December 31, 1998 and 1997 was ($0.04) and ($0.36), respectively. Basic and diluted earnings
(loss) per common share is computed
based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted for the stock split that occurred in conjunction with the initial public offering. Shares from the assumed exercise of options and warrants granted by the Company have been included in the computations of earnings per share for all periods unless their inclusion would be anti-dilutive.

Other

The Company finalized the termination of its European license agreement with Otis in September 1998. As a result, the Company purchased, for $1 each plus transportation costs, seven robots from Otis and the Company will support three installed robots in Europe until the leases with Otis expire, when the robots will be owned by HelpMate and returned. Also, the Company paid Otis $25,381 to settle all outstanding debts.

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

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), SFAS 109. The Company's net operating loss carry forwards of approximately $18.6 million at December 31, 1998 expire during the years 1999 through 2013. The related deferred tax asset has been fully reserved because the ability of the Company to realize a future tax benefit from its net operating loss carry forwards may be limited.

Inflation

The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States has had or will have a significant effect on its revenues or operations.

Year 2000 Readiness

The Year 2000 issue affects computer and information technology ("IT") systems, as well as non-IT systems which include embedded technology such as micro-processors and micro-chips that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate inaccurate date or cause a system to fail, resulting in business interruption. The Company is currently implementing a plan to provide measured assurances that its computer and IT-systems and non-IT systems, including analytical instruments and equipment, and those of third parties which have a material relationship with the Company are or will be compliant.

The Company expects to complete in April 1999 a comprehensive inventory and assessment of its existing IT and non-IT systems and those of third parties. Assessment will include identifying critical systems - internal and external (including third parties) - in order to formulate a remediation and verification plan. The Company currently believes that remediation and verification , which include obtaining written assurances from key vendors and suppliers, as well as testing, will be complete by July 1999. The Company has completed its testing of its flagship product, the HelpMate robotic courier system, and determined that it is year 2000 compliant.

The Company believes, based on preliminary information, that the costs associated with remediation and verification to become year 2000 compliant will not have a material adverse impact on the Company's financial position, results of operations, or cash flow.

Although the Company has taken steps to address the year 2000 issue, there can be no assurance that the failure of the Company and/or its material third parties to timely attain year 2000 compliance or that the failures and/or the impacts of broader compliance failures by telephone, mail, data transfer or other utility or general service providers or government or private entities will not have a material adverse effect on the Company. Further, based on the information available, the Company cannot conclude that any failure of the Company or third parties to achieve Year 2000 compliance will not adversely effect the Company.

Forward Looking Statements

Statements made in this report regarding (a) the projection of revenues, income, earning per share, capital expenditures, dividends or other financial items, (b) the plans and objectives of management for the Company's future operations, (c) the future economic performance of the Company, and (d) statements regarding the assumptions underlying or relating to the foregoing items are forward-looking statements. Forward-looking statements are contained in this report, including under the sections entitled "Description of Business -- Company Financing; -- Distribution Methods; and -- Research and Development," "Management's Discussion and Analysis --General; -- Liquidity and Capital Resources -- Losses; and -- Other." There are important factors that could cause the actual results to differ materially from those in the forward-looking statements. These important factors include the following: (a) if the mix of robot rentals versus sales changes; (b) if there are substantial returns of robots currently on rental or if the Company is unable to place returned robots with new customers; (c) if there is a substantial reduction in the aggregate number of hours for which robots are rented; (d) if existing orders in backlog are canceled; (e) if the Company's own order/installation forecast changes; (f) if the Company is unable to purchase the robots from HTLP; (g) if the Company is unable to sustain its current level of operations;(h) if the Company's financial condition negatively impacts the Company's reputation in the marketplace and consequently negatively impacts order receipts; (i) if the Company is unable in the foreseeable future to secure additional financing; (j) the Company is unable to reach an agreement with a new strategic marketing partner in Europe; (k) if customers or vendors have year 2000 issues which adversely affect the Company; and (l) the impact of the payroll company matters described in "Liquidity and Capital Resources".

Item 7:  Financial Statements

The information required by Item 7 of Part II is incorporated herein by reference to the financial statements filed with this report. See item 13 of
Part III.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In order to reduce its auditing expenses, on January 21, 1998, the Company appointed Arthur Andersen LLP ("Arthur Andersen") as auditors for the fiscal year ended December 31, 1997 and terminated the appointment of Ernst &Young LLP ("Ernst & Young") as its auditors for that year. Ernst & Young had audited the Company's financial statements since 1985.The reports of Ernst & Young on the financial statements of the Company as of December 31, 1996 and 1995 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's financial statements for each of the two years ended December 31, 1996 and in the subsequent interim period, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which disagreements, if not resolved to the satisfaction of Ernst &Young would have caused it to make reference to the subject matter of the disagreement in their reports.

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons

The Company's executive officers and directors are as follows:

Name                           Age  Position
----                           ---  --------
Joseph F. Engelberger          73   Chairman, President, CEO and Director
Fred T. Cordano                56   Vice President, Manufacturing
Joseph G. Cote                 57   Director
Howard Motter                  51   Director
Theodore Sall                  72   Director
Sheldon Sandler                54   Director

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

Mr. Cote has been a director of the Company since August 1997. Currently Mr. Cote is an independent business consultant. Prior to that Mr. Cote served as co-president andF chief operating officer of Prospect Street Ventures, a venture capital firm, until 1998.

Mr. Motter has been a director of the Company since September 1998. Currently Mr. Motter is a management consultant. Prior to that Mr. Motter served as President and Chief Executive Officer of Elekta Oncology Systems and President and Chief Executive Officer of Elekta Canada, Inc. Mr. Motter also spent 26 years with Philips Medical Systems. Mr. Motter currently serves as a Director of Quanta Vision, Inc.

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

Mr. Sandler has been a director of the Company since March 1996. Mr. Sandler is Chief Executive

Officer and a founding partner of Bel Air Partners, a financial consulting and investment banking firm. Previously Mr. Sandler was a managing director with Ladenburg Thalmann & Co. Inc. Mr. Sandler was also a chief examiner at the Securities and Exchange Commission.

Board of Directors - General

The Board of Directors held seven meetings in 1998. All of the directors attended at least 75% of the meetings of the board and the respective committees of the board of which they were a member during 1998 with the exception of Mr. Sandler, who did not attend three Board meetings.

Compensation

The Company does not pay any additional remuneration to employees serving as directors. The Company does pay $500 for each meeting attended to non-employee directors. Directors' out-of-pocket expenses are not reimbursed by the Company.

Committees

The Board of Directors has the following standing Committees:

Audit Committee. The Audit Committee, which met once in 1998, consists of three directors of the Company, all of whom are independent. The Audit Committee is responsible for the engagement of the Company's independent auditors and reviews with them the scope and timing of their audit services and any other services which they are asked to perform, their report on the Company's accounts following completion of the audit and the Company's policies and procedures with respect to internal accounting and financial control. The Board of Directors has appointed Messrs. Sall and Sandler as the members of the Audit Committee. There is currently a vacancy on this Committee.

Compensation Committee. The Compensation Committee, which did not meet in 1998, is responsible for making recommendations to the board of directors with respect to compensation and benefit levels of executive officers of the Company. The Board has appointed Mr. Sall as the members of the Compensation Committee. There is currently a vacancy on this Committee.

Stock Option Committee. The Stock Option Committee met twice in 1998. The Stock Option Committee is responsible for administering the Company's 1984, 1988 and 1995 Stock Option Plans. The Board has appointed Messrs. Cote and Sall to the Stock Option Comm

Item 10: Executive Compensation

The following table sets forth certain information regarding compensation awarded to, earned by, or paid to the Company's chief executive officer and each other executive officer and employee whose salary and bonus for the fiscal year ended December 31, 1998 exceeded $100,000.

                                                        Securities Underlying
       Name and Position    Fiscal Year     Salary             Options
       -----------------    -----------     ------             -------
      Joseph F. Engelberger
      Chairman and Chief        1998        $ 81,250            98,750

      Executive Officer         1997         100,000             55,000

                                1996         100,000                  0

      Thomas K. Sweeny          1998        $107,873            138,125
      President (1)
                                1997         150,000             58,125

                                1996         150,000                  0

      Fred T. Cordano           1998        $103,000             65,300
      Vice President of
      Manufacturing             1997         103,000             22,745

                                1996         101,750                  0

(1) As described in Item 13, Mr. Sweeny died on August 6, 1998.

The Company has entered into an employment agreement with Mr. Engelberger. This agreement contains noncompetition, nondisclosure and noninterference provisions.

Mr. Engelberger's employment agreement initially ran until December 31, 1998 and is automatically renewable from year to year thereafter. Mr. Engelberger is employed at fifty percent of normal working hours and, effective April 1, 1998, receives an annual salary of $75,000. After the initial term, the agreement may be terminated by Mr. Engelberger at any time and by the Company with at least twelve months prior notice. If the Company provides less than twelve months notice, it must continue to compensate Mr. Engelberger through the twelve-month period.

The following table sets forth information on the exercise of stock options and warrants issued to individuals named in the executive compensation table.


                       Shares Acquired
                        Upon Exercise         Number of Securities       Value of Unexercised
                          of Options             Underlying              in the Money Options
                           During             Unexercised Options at             at
                         Fiscal 1998           December 31, 1998           December 31, 1998
                         -----------           -----------------           -----------------
                        Number   Value   Exercisable   Unexerciseable   Exercisable  Unexerciseable
                        ------   -----   -----------   --------------   -----------  --------------
Joseph F. Engelberger      0       $0      56,613           80,543          9,447        0

Thomas K. Sweeny           0       $0     166,250            -0-           31,050        0

Fred T. Cordano            0       $0      21,458           55,161          3,261        0


Item 11: Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information based upon the Company's records and Securities and Exchange Commission filings with respect to each executive officer, each director and each person known to be a beneficial owner of more than 5% of the Common Stock of the Corporation and all officers and directors as a group as of March 10, 1999.

                                              Shares to be       Percent
               Beneficial Owner            Beneficially Owned   Ownership
               ----------------            ------------------   ---------

     Connecticut Financial Developments, LP     1,014,188         7.14%

     Transitions Two Limited Partnership(1)       451,234         3.17%

     Robert Gault (2)                             806,061         5.60%

     Gabriel Kaplan (3)                         1,209,091         8.34%

     The Boston Group, LP (4)                   2,411,866        14.52%

     Connecticut Innovations, Incorporated (5)  3,078,675        20.42%

     Joseph F. Engelberger(6)                   1,994,374        13.57%

     Fred T. Cordano(7)                            26,555           (9)

     Howard E. Motter (8)                               0            0%

     Joseph G. Cote (8)                                 0            0%

     Theodore Sall(8)                               3,000           (9)

     Sheldon Sandler (8)                                0            0%

     All Directors and Officers as a
     Group (6)(7)(8)                            2,020,929        13.73%

(1) Includes warrants to purchase 40,967 shares.

(2) Includes warrants to purchase 200,000 shares. This owner's address is 91 Shelby Street, Eminence, KY 40019.

(3) Includes warrants to purchase 300,000 shares. This owner's address is 9551 Hidden Valley Road, Beverly Hills, CA 90210.

(4) Consists of warrants to purchase 2,411,866 shares. This owner's address is 2049 Century Park East, Suite 3000, Los Angeles, CA 90067.

(5) Includes warrants to purchase 872,992 shares. This owner's address is 999 West Street, Rocky Hill, CT 06067. Includes CII Royalty Shares and CII Royalty Warrants issued through January 1999.

(6) Includes 72,589 shares of common stock owned by Mr. Engelberger's wife, Margaret Engelberger, but does not include shares beneficially owned by Mr. Engelberger's adult children or his brother. Also includes 311,616 shares owned by the Joseph F. Engelberger Foundation. Also includes warrants to purchase 420,326 shares, and options to purchase 57,126 shares.

(7) Includes options to purchase 26,364 shares.

(8) Does not include options to purchase 30,000 shares which are currently not exerciseable.

(9) Less than one percent.

Item 12: Certain Relationships and Related Transactions

For a description of certain transactions between the Company and its Chairman and President during the two most recent fiscal years, see Footnote to 6 to the Financial Statements.

The Company currently employs Mr. Engelberger's brother, John Engelberger, as a part-time Senior Sales Executive. Under the terms of John Engelberger's employment agreement, he is currently entitled a commission of $5,000 per robotic courier system that he sells or rents and is successfully installed. Total compensation paid to John Engelberger for the years ended December 31, 1998 and 1997 was $27,500 and $47,534, respectively.

The Company also employs Mr. Engelberger's daughter, Gay Engelberger, as the Director of Marketing. Ms Engelberger receives an annual salary of $72,100 and is eligible to participate in the Company's regular bonus plans and fringe benefit programs.

Item 13:  Reports on Form 8-K

A report on Form 8-K dated August 12, 1998 was filed with the Securities and Exchange Commission (SEC) reporting the death of HelpMate Robotics Inc.'s President Thomas K. Sweeny.

A report on Form 8-K dated October 12, 1998 was filed with the SEC reporting the Company's investigation to determine the extent to which it has been defrauded by its former payroll service company.

INDEX TO EXHIBITS

NO.  DESCRIPTION OF EXHIBIT

3.01 Amended and Restated Certificate of Incorporation of Registrant as filed on December 28, 1995 (Incorporated by reference to Form SB2 No. 33-99348 filed January 31, 1996, Exhibit No. 3.02)
3.02 Form of By-Laws of the Registrant, as amended.(Incorporated by reference to Form SB2 No, 33-99348 filed January 31, 1996, Exhibit No. 3.03)
3.03 Amendment to the Certificate of Incorporation
4.01* Form of Common Stock Certificate
4.02* Form of Warrant Certificate
4.03* Form of Unit Certificate
4.04* Form of Warrant Agreement
4.05* Form of Underwriters' Unit Purchase Option
4.06* Pages of the Registrant's Certificate of Incorporation that define the rights of holders of the securities being registered hereby are incorporated herein by reference to pages 3, 4, 6 and 7 of Exhibit 3.01
4.07* Pages of the Registrant's By-Laws that define the rights of holders of the securities being registered hereby are incorporated herein by reference to pages 1, 2, 3, 4, 5, 6, 12 and 13 of Exhibit 3.02
10.01* Loan Agreement dated November 20, 1990 with Connecticut Innovations,
       Incorporated ("CII")
10.02* $500,000 Promissory Note dated November 20, 1990 in favor of CII
10.03* Security Agreement dated November 20, 1990 in favor of CII
10.08* Security Agreement dated June 14, 1995 in favor of CII
10.09* Subordination Agreement dated June 14, 1995 among the Registrant, Mr.
       Engelberger and CI.
10.10* First Amendment to Financing Agreement dated September 20, 1995 with CII 10.11* $300,000 Senior Convertible Note dated September 20, 1995 in favor of CII 10.12* First Amendment to Security Agreement dated September 20, 1995 with CII 10.13* Amendment to Subordination Agreement dated September 20, 1995 with CII 10.20* Sales and Maintenance Agreement with Hospital Transporters, Limited
       Partnership dated as of August 19, 1994, with letter agreement dated October 14, 1994, and letter agreement dated August 4, 1995
10.22* Employment Agreement with Mr. Engelberger dated June 1, 1995 and amended as of November 1, 1995
10.30* Amended and Restated Buy and Sell Agreement dated April 17, 1987, as amended on September
10.31* Development Agreement dated May 1985 with Aktiebolaget Electrolux
       ("Electrolux")
10.32* Development Agreement dated April 15, 1987 with Electrolux
10.33* Development Agreement dated May 1986 between Consolidated Controls
       Corporation and Connecticut Product Development Corporation (assumed by the Registrant and CII, respectively)
10.34* Royalty Reduction Agreement with CII
10.35* Joint Venture Agreement, dated July 1, 1988 with Thrift Drug Company,
       Automated Prescription Systems, Inc. ("APS") and Retired Persons Services, Inc.

10.36* Agreement for Representation of Manufacturer/Licensee dated August, 1988 with APS
10.37* Distributor Agreement, dated August 14, 1991, with Yaskawa Electric
       Manufacturing Company, Ltd. ("Yaskawa")
10.38* Technology Transfer and License Agreement with Yaskawa dated as of May
       15, 1992
10.39* License Agreement Dated as of December 21, 1992 with Electrolux
10.44* Directors and Officers Liability Insurance Policy
10.45* Product Liability Insurance Policy
10.46* Stock Purchase Agreement dated July 29, 1987 with Transitions Two,
       Limited Partnership ("Transitions Two")
10.47* Stock Purchase Agreement, dated July 29, 1987 with 3M
10.48* Stock Purchase Agreement dated February 24, 1989 with 3M, White
       Consolidated Industries, Inc. ("White"), which is a subsidiary of Electrolux, and Transitions Two, as amended by Amendment to Stock Purchase Agreement, dated March 9, 1989
10.49* Stock Purchase Agreement, dated August 14, 1991 with Yaskawa
10.50* Preferred Stock Purchase Agreement dated as of May 28, 1993 with CFD 10.51* Registration Rights Agreement dated as of May 28, 1993 with CFD
10.52* Co-Sale Agreement among the Registrant, Mr. Engelberger, Margaret
       Engelberger, Technology Transitions, Inc., 3M, White, Transitions Two, Yaskawa and CFD
10.53* Stock Purchase Agreement dated December 1, 1994 with Otis
10.54* Warrant dated November 20, 1990, as amended on June 14, 1995, issued to
       CII for 5,000 shares of the Registrant's Common Stock, expiring on July 1, 2000
10.55* Warrant dated January 16, 1991, issued to 3M for 3,000 shares of the
       Registrant's Common Stock, expiring on February 1, 1997
10.61* Warrant dated March 22, 1993, issued to Transitions Two for 5,000 shares of the Registrant's Common Stock, expiring on March 21, 1999
10.62* Warrant dated July 1, 1993, issued to Electrolux for 4,300 shares of the
       Registrant's Common Stock, expiring on June 30, 1999
10.63* Warrant dated May 26, 1995, issued to Mr. Engelberger for 4,000 shares of the Registrant's Common Stock, expiring May 25, 2005
10.64* Stock Subscription Warrant dated June 14, 1995, issued to CII for 10,000 shares of the Registrant's Common Stock, expiring June 14, 2005
10.65* Warrant and Stock Put Agreement dated June 14, 1995 between the
       Registrant and CII
10.66* Stock Subscription Warrant dated September 20, 1995, issued to CII for
       6,000 shares of the Registrant's Common Stock, expiring September 20,
       2005
10.67* Warrant and Stock Put Agreement dated September 20, 1995 with CII.
10.68* Stock Subscription Warrant dated October 3, 1995, issued to 3M for 5,000 shares of the Registrant's Common Stock, expiring September 30, 2005 10.69* Stock Subscription Warrant dated September 28, 1995, issued to Landmark for 3,000 shares of the Registrant's Common Stock, expiring September 30, 2005
10.70* Stock Subscription Warrant dated September 27, 1995, issued to CFD for
       2,000 shares of the Registrant's Common Stock, expiring September 30,
       2005
10.71* 1984 Nonqualified Stock Option Plan dated September 21, 1984
10.72* 1988 Nonqualified Stock Option Plan dated October 27, 1988
10.73 Form of Amended and Restated 1995 Stock Option Plan. (Incorporated by reference to Annex 1 attached to the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders)
10.74 Purchase, Security and Remarketing Agreement with Leasing Technologies International, Inc. dated as of February 7, 1997. 1995 (Incorporated by reference to Form 8-K filed February 21, 1997, Exhibit No. 10.01)
10.75 Master Lease Agreement with Leasing Technologies International, Inc. dated as of January 23, 1997 and related Equipment Schedules No. 01 through No. 05. 1995 (Incorporated by reference to Form 8-K No. filed February 21,

       1997, Exhibit No. 10.02)
10.76 Letter Agreement with Leasing Technologies International, Inc. dated as of February 7, 1997. (Incorporated by reference to Form 8-K filed February 21, 1997, Exhibit No. 10.03)
10.77  HelpMate Robotics Inc. 1996/1997 Vendor Marketing Program dated 12/12/96
10.78 Purchase, Security and Remarketing Agreement with Leasing Technologies International, Inc. dated as of May 5, 1997.(Incorporated by reference to Form 10-QSB filed May 8, 1997, Exhibit 10.78)
10.79 Equipment Schedules No. 08 through No. 10. To Master Lease Agreement with Leasing Technologies International, Inc. dated as of January 23, 1997.(Incorporated by reference to Form 10-QSB filed May 8, 1997, Exhibit 10.79)
10.80 Stock Subscription Warrant dated May 5, 1997, issued to Leasing Technologies International for 98,182 shares of the Registrant's Common Stock, expiring May 4, 2006. (Incorporated by reference to Form 10-QSB filed May 8, 1997, Exhibit 10.80)
10.81  Creditor Agreement with Connecticut Innovations Inc.
10.82  Warrant and Stock Purchase Agreement with Connecticut Innovations
       Inc.

27.1 Financial Data Schedule for the year ended December 31, 1998.

* Incorporated by reference to Form SB2 Number 33-99348 filed January 31, 1996 under the same exhibit number as filed therein.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant) HelpMate Robotics Inc.

By: /s/ Joseph F. Engelberger
    -------------------------
    Joseph F. Engelberger,
    Chairman, President, Chief Executive Officer,
    and Principal Financial and Accounting Officer       Date March 26, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

By: s/s Joseph F. Engelberger
    -------------------------
    Joseph F. Engelberger, Chairman, President,
    Chief Executive Officer, and
    Principal Financial and Accounting Officer           Date March 26, 1999

By: s/s Joseph G. Cote
    -------------------------
    Joseph G. Cote, Director                             Date  March 26, 1999

By: s/s Howard Motter
    -------------------------
    Howard E. Motter, Director                           Date  March 26, 1999

By: s/s Theodore Sall
    -------------------------
    Theodore Sall, Director                              Date March 26, 1999

By: s/s Sheldon Sandler
    -------------------------
    Sheldon Sandler, Director                            Date  March 26, 1999

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements:
Report of Independent Public Accountants for the year ended December 31, 1998 and 1997.....................................................................F-2
Balance sheet at December 31, 1998...........................................F-3
Statements of operations for the years ended December 31, 1998 and 1997......F-4
Statements of cash flows for the years ended December 31, 1998 and 1997......F-5
Statements of stockholders' equity (deficit) for the years ended
December 31 1998 and 1997....................................................F-6
Notes to Financial Statements................................................F-7

                    Report of Independent Public Accountants

The Board of Directors and Stockholders
HelpMate Robotics Inc.

We have audited the accompanying balance sheet of HelpMate Robotics Inc., a Connecticut corporation, as of December 31, 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HelpMate Robotics Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared ensuring that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company is liable for certain payroll taxes along with interest and penalties assessed, if any, under the Internal Revenue Code as a result of the failure of their former payroll company to remit these taxes to the Internal Revenue Service. Failure to reach a compromise on this matter on terms favorable to the Company raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 11.

                               Arthur Andersen LLP

Hartford, Connecticut
March  22, 1999

                            HelpMate Robotics Inc.

                                Balance Sheet

                              December 31, 1998

Assets
Current assets:
 Cash and cash equivalents                              $     440,379
 Accounts   receivable,   net  of   allowance   for
  doubtful accounts of $50,000                                802,862
 Inventory,  net of  reserve  for  obsolescence  of
  $170,000                                                    395,975
                                                     -----------------
Total current assets                                        1,639,216

Installation costs, net of accumulated  amortization
 of $811,675                                                   95,793
Equipment leased to others, net (Note 3)                    1,111,515
Property and equipment, net (Note 3)                          312,723
Deposits                                                      130,160
                                                     -----------------
                                                        $   3,289,407
                                                     =================

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                       $      91,587
 Accrued expenses                                             663,764
 Accrued employee benefits                                     97,195
 Current portion notes payable (Note 6)                       322,448
 Deferred revenue (Note 4)                                     49,817
                                                     -----------------
Total current liabilities                                   1,224,811

Deferred revenue, less current portion (Note 4)               217,837
Notes payable, less current portion (Note 6)                   66,999
                                                     -----------------
Total liabilities                                           1,509,647
                                                     -----------------

Commitments and contingencies (Note 11)

Stockholders' equity (Note 8):
 Common stock, no par value; 40,000,000 shares
  authorized; 14,004,773 shares issued and
  outstanding                                              19,509,049
 Capital surplus                                            5,232,012
 Accumulated deficit                                      (22,961,301)
                                                     -----------------
Total stockholders' equity                                  1,779,760
                                                     -----------------
                                                        $   3,289,407
                                                     =================


   The accompanying notes are an integral part of this financial statement.

                           HelpMate Robotics Inc.

                          Statements of Operations

                   Years ended December 31, 1998 and 1997

                                                 1998          1997
                                                 ----          ----
Revenues:
  Sales revenues                               $1,376,101    $1,256,104
  Rental revenues                               2,899,290     2,082,705
  Research and development contracts  (net)       271,183       308,700
                                              ------------  -----------
Total revenues                                  4,546,574     3,647,509

Cost of revenues:
  Cost of sales                                   710,775       764,565
  Cost of rentals                               1,788,707     1,259,036
  Cost of research and development contracts      299,185       308,700
                                              ------------  -----------
Total costs of revenues                         2,798,667     2,332,301
                                              ------------  -----------

Gross profit                                    1,747,907     1,315,208

Operating expenses:
  Selling, general and administrative           2,205,343     3,538,254
                                              ------------  -----------

Operating loss                                   (457,436))  (2,223,046

Interest expense                                 (183,025))    (256,488
Interest income                                    29,642        12,864
Other income                                       19,830        24,204
Vendor forgiveness of debt (Note 5)               138,127       198,995
                                              ------------  -----------
Net loss                                      $ (452,862) ) $(2,243,471
                                              ============  ===========

Basic and diluted per share amounts:
     Net loss applicable to common stock      $     (0.04)  $    (0.36)
                                              ============  ===========
     Weighted  average  number  of  shares
     of common stock outstanding               11,429,291     6,292,650
                                              ============  ===========


 The accompanying notes are an integral part of these financial statements.

                             HelpMate Robotics Inc.

                            Statements of Cash Flows

                     Years ended December 31, 1998 and 1997

                                                    1998          1997
                                                    ----          ----
Operating activities
Net loss                                          $(452,862)  $(2,243,471)
Adjustments  to  reconcile  net loss to net cash
used by operating activities:
  Vendor forgiveness of debt                       (138,127)     (198,995)
  Provision for doubtful accounts                         -        20,000
  Provision for inventory obsolescence                    -        50,000
  Depreciation and amortization                      832,605      735,057
Changes in operating accounts:
  (Increase) decrease in accounts receivable        (375,700)    (287,370)
  (Increase) decrease in inventory                   488,156      620,543
  (Increase) decrease in deposits                    (32,411)      (3,164)
  (Decrease)  increase in  accounts  payable and
   accrued expenses                                  187,694      336,420
  (Decrease) increase in customer advances                -       (36,830)
  (Decrease) increase in deferred revenue           (261,625)    (258,759)
Net cash provided by (used in) operating         ------------------------
 activities                                          247,730   (1,266,569)
                                                 ------------------------

Investing activities
Sale of equipment leased to others                        -     1,958,416
Installation costs                                  (199,090)    (260,407)
Equipment leased to others                          (164,258)  (1,351,832)
Purchase of property and equipment                    (5,055)      (8,382)
Net cash (used in) provided by investing         ------------------------
 activities                                         (368,403)     337,795
                                                 ------------------------

Financing activities
Proceeds from issuance of notes payable              222,000    1,557,012
Repayments of notes payable                         (468,226)    (434,132)
Proceeds from exercise of stock options                    -        3,364
                                                 ------------------------
Net cash (used in) provided by financing
 activities                                         (246,226)   1,126,244
                                                 ------------------------

Net (decrease) increase in cash and cash
 equivalents                                        (366,899)   197,470
                                                 -----------------------
Cash at beginning of year                            807,278    609,808
                                                 =======================
Cash at end of year                                $ 440,379  $ 807,278
                                                 =======================

Supplemental Information:
Conversion of notes, accounts payable
 and accrued expenses to common stock             $2,544,545  $       -
                                                 =======================
Cash interest paid                                $   37,158  $  62,900
                                                 =======================

 The accompanying notes are an integral part of these financial statements.


                                  HelpMate Robotics Inc.

                       Statements of Stockholders' Equity (Deficit)

                                December 31, 1998 and 1997


                                      Common         Capital      Accumulated
                                       Stock         Surplus        Deficit          Total
                                                  -------------------------------------------
Balance at December 31, 1996       $ 16,961,140   $  5,112,226   $(20,264,968)   $  1,808,398

Exercise of stock options
(5,524 shares)                            3,364             --             --           3,364

Issuance of stock options below
fair market value                            --         62,613             --          62,613

Net loss                                     --             --     (2,243,471)     (2,243,471)
                                   -----------------------------------------------------------

Balance at December 31, 1997       $ 16,964,504   $  5,174,839   $(22,508,439)   $   (369,096)

Conversion of notes, accounts
payable, and accrued expenses to
common stock                          2,544,545             --             --       2,544,545

Issuance of stock options below
fair market value                            --         57,173             --          57,173

Net loss                                     --             --       (452,862)       (452,862)
                                   -----------------------------------------------------------
Balance at December 31, 1998       $ 19,509,049   $  5,232,012   $(22,961,301)   $  1,779,760
                                   ===========================================================

   The accompanying notes are an integral part of these financial statements.

                             HelpMate Robotics Inc.

                          Notes to Financial Statements

                           December 31, 1998 and 1997

1. Organization and Summary of Significant Accounting Policies

Organization

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

The Company continues to actively seek additional financing alternatives in order to strengthen its liquidity in the short term. Although the Company has identified some potential sources of such financing, the Company has no current commitments or agreements with respect to such and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. Such alternatives include, but are not limited to Financed Rental transactions similar in nature to that entered into with LTI; (including senior or subordinated debt). Further, additional equity financing may involve substantial dilution of the stock ownership of the Company's existing stockholders. Moreover, financial or other covenants imposed by future financing sources might further adversely affect the Company's ability to pay dividends and management's ability to control the Company. Additionally, by transferring the title and rental agreements to a third party in Financed Rental transactions for an immediate cash payment, the Company could lose all or a portion of its opportunity to benefit from ongoing rentals in the future or from the residual value of the units upon the expiration of the rental agreements. Finally, no assurances can be given that any such financing will provide sufficient cash required for the Company to attain an operating revenue stream of cash sufficient to support the Company's continued operations. It is also not anticipated that current stockholders will provide any additional financing.

The Company is liable for the payment of unpaid taxes not remitted by the Company's former payroll company to the Internal Revenue Service as interest and penalties assessed, if any. The Company has calculated these unpaid taxes to approximate $1,000,000 exclusive of interest and penalties. The Company anticipates that it will be able to negotiated a settlement with the Internal Revenue Service not to exceed $150,000 and therefore have recorded this amount in Accrued Expenses and Selling, general and administrative expenses in the accompanying 1998 financial statements. (Note 11)

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The matter discussed above raises substantial doubt about the Company's ability to continue as a going concern.

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

Concentration of Credit Risk

The Company markets its robotic couriers mainly to hospitals in the United States. The Company performs periodic credit evaluations of its customer's financial condition and generally does not require collateral. Included in accounts receivable is $475,000 due from one customer that was subsequently received in January 1999.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 1998, the Company's cash and cash equivalents are deposited with one financial institution.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and is evaluated periodically to determine what level of a reserve for obsolescence is required.

Property and Equipment

Furniture and fixtures, machinery and equipment and leasehold improvements are stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful lives of the assets. These include furniture and fixtures (three to five years); machinery and equipment (five to ten years); and leasehold improvements (over the term of the lease). Depreciation expense for property and equipment was $107,193 and $114,223 for the years ended December 31, 1998 and 1997, respectively.

Equipment Leased to Others

Equipment leased to others is stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful lives of the assets (five years). Depreciation expense for equipment leased to others was $422,545 and $366,063 for the years ended December 31, 1998 and 1997, respectively. The total of guaranteed future minimum rentals on equipment leased to others at December 31, 1998 was $340,000, which consists of $173,000 in 1999, $149,000 in 2000 and
$72,000 in 2001.

Installation Costs

The Company incurs certain direct expenses associated with the installation of its equipment leased to others. Such costs are amortized over the initial term of the lease in accordance with the generally accepted accounting principles prescribed for leases. Amortization expense for installation costs was $302,867 and $254,769 for the years ended December 31, 1998 and 1997, respectively.

Software Development Costs

Software development costs incurred by the Company have historically been expensed as incurred as the Company has, to date, not been able to demonstrate recovery (net realizable value) based upon future cash flows from the rental or sale of the associated products. Current enhancements to the Company's software are not of a nature considered to be material modifications and therefore would not be capitalized under Statement of Financial Accounting Standards No.86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed"("SFAS 86"). The Company will continue to evaluate the significance of capitalizing software development costs.

Earnings Per Share and Supplemental Net Loss per Share

The Company computes earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No.128 "Earnings Per Share"("SFAS 128"). Earnings per share is computed both under the basic and dilutive methods. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding; dilutive earnings per share is computed by giving effect to all dilutive potential common share equivalents that were outstanding during the period. Common share equivalents include stock options and warrants.

Stock Based Compensation

The Company accounts for stock option grants in accordance with APB 25 and expects to continue to do so in the future.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of the assets and liabilities and the net operating loss carryforwards available for tax reporting purposes, using applicable tax rates for the years in which the differences are expected to reverse.

2. Inventory

Inventory is comprised of the following at December 31, 1998:

                      Raw materials                $213,160
                      Work in process               199,826
                      Finished goods                152,989
                                                    -------
                                                    565,975
                      Reserve for obsolescence     (170,000)
                                                   --------
                                                   $395,975
                                                   ========

3. Equipment Leased to Others and Property and Equipment

Equipment leased to others and property and equipment is comprised of the following at December 31, 1998:

           Equipment leased to others                       $ 2,278,258
           Less accumulated depreciation and
           amortization                                      (1,166,743)
                                                            ------------
             Equipment leased to others, net                $ 1,111,515
                                                            ============

           Furniture and fixtures                           $    90,843
           Machinery and equipment                            1,035,012
           Leasehold improvements                                26,292
                                                            ------------
                                                              1,152,147
           Less accumulated depreciation and
           amortization                                        (839,424)
                                                            ------------
             Property and equipment, net                    $   312,723
                                                            ============

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

5. Vendor Forgiveness of Debt

During the fourth quarter of 1997 and the first quarter of 1998, the Company reached agreements with a majority of its vendors to accept common stock of a reduced cash payment (first $1,000 plus 30% of the outstanding balance) for the amounts owed to them at September 30, 1997. Agreements for common stock and warrants are discussed in Note 6. As a result of agreements received with vendors to accept reduced cash payments, the Company realized gains of $138,127 in 1998 and $198,995 in 1997.

6. Notes Payable

Notes Payable is comprised of the following at December 31, 1998:

            Secured notes payable at12.2%             $  47,848
            Secured notes payable to HTLP at 24%        341,599
                                                      ---------
                                                        389,447
            Less - current portion                     (322,448)
                                                      ---------
                                                      $  66,999
                                                      =========

The non-current portion of notes payable of $66,999 is payable in 2000.

In 1995 and 1994, the Company entered into three agreements with Hospital Transporters Limited Partnership ("HTLP"), a limited partnership whose limited partners include the Chairman, the Chairman's brother and the former President of the Company, whereby the Company transferred title and assigned the related rental agreements to thirteen of its HelpMate robotic courier systems to HTLP to provide the Company with additional capital to fund its operations. Under the agreements, the Company guaranteed payments to HTLP of $2,020,829 over a five year period. The Company may, at its option, repurchase nine HelpMate robotic courier systems at the expiration of the five year period in 1999 and four in 2000 for approximately $9,000 each. The total proceeds obtained from these agreements approximated $1,170,000 and as stipulated by these agreements, the Company remains responsible for the maintenance of the systems for which HTLP agreed to pay $3,500 per unit per year to the Company. The Company accounted for these transactions as a financing, recognizing the proceeds received as obligations at the discounted present value of the guaranteed payments having an effective interest rate of approximately 24%. The related assets are being depreciated over their estimated economic life.

In February 1998, the Company concluded a private placement of $1,350,000 (of which $1,128,000 was received in 1997) of units, consisting of 7% promissory notes due October 1, 1998 and warrants. Each note was converted effective April 18, 1998 into an aggregate of 4,090,909 shares of common stock. The warrants are exercisable at $.33 per share for an aggregate of 1,350,000 shares of the common stock.

In consideration for its services to the Company in connection with the private placement, the Boston Group, LP was issued warrants, expiring December 31, 2001, to purchase 2,411,866 shares of common stock at an exercise price of $.33 per share.

In January 1998, the principal and interest outstanding with respect to a certain $150,000 note in favor of the Company's chairman was converted into 467,424 shares of the common stock at a rate of one share of Common Stock for every $.33 converted. In connection with this loan and its conversion, the Company also issued to its chairman warrants expiring December 31, 2001 to purchase an aggregate of 179,250 shares of Common Stock at an exercise price of $.33 per share. Also in consideration of this loan, the Company issued to its chairman warrants to purchase 25,000 shares at the exercise price of $.33 per share.

In April 1998, the principal and interest outstanding with respect to a certain note in favor of the Company's chairman was converted into 534,552 shares of the common stock at a rate of one share of Common Stock for every $.33 converted. In connection with this loan and its conversion, the Company also issued to its chairman warrants expiring December 31, 2001 to purchase an aggregate of 176,402 shares of Common Stock at an exercise price of $.33 per share.

In consideration of a $150,000 loan made by Brookehill Equities, Inc. to the Company in November 1997, the

Company issued, in January 1998, warrants expiring December 31, 2001 to purchase 25,000 shares of common stock at an exercise price of $.33 per share.

In January 1998, the principal and interest outstanding with respect to a certain $60,000 note in favor of the Company's former president was converted into 189,845 shares of the Company's common stock at a rate of one share for every $.33 converted. In connection with the conversion of that loan, the Company issued warrants expiring December 31, 2001 to purchase 62,649 shares of Common Stock at an exercise price of $.33 per share.

In December 1997 and January 1998, the Company entered into agreements with certain of its creditors pursuant to which each of these creditors agreed to liquidate $154,756 of the Company's payables to such creditor in exchange for an aggregate of 468,958 shares (the "Creditor Shares") of common stock and warrants expiring on December 31, 2001 to purchase an aggregate of 154,756 shares of common stock at an exercise price of $.33 per share. These shares and warrants were issued in April 1998.

In January 1998, CII agreed to convert the outstanding indebtedness under its June 14, 1995 Note from the Company bearing interest at a rate of 10% per annum and royalty payments accrued under its Development Agreement with the Company through December 31, 1997 into shares of common stock at the rate of one share of Common Stock for each $.33 of indebtedness and royalty liquidated. In addition the Company agreed to issue CII warrants expiring December 31, 2001 exercisable for shares of Common Stock at an exercise price of $.33 per share for each dollar liquidated. The number of CII Conversion Shares and CII Conversion Warrants to be issued will be determined as of the date of conversion. Moreover, in lieu of cash payments accruing during the fiscal year ending December 31, 1998, CII also agreed to accept one share of common stock for each $.33 of royalties required to be paid and warrants expiring December 31, 2001 to purchase one share of common stock at an exercise price of $.33 per share for each dollar of royalties required to be paid.

As a result of the foregoing CII transactions CII was issued, in June 1998, 1,556,987 shares of Common Stock and warrants to purchase an aggregate of 513,809 shares of common stock in exchange for the liquidation of $513,809 of principal, interest and accrued royalties through December 31, 1997. In addition, CII received 402,057 shares of Common Stock and warrants to purchase an aggregate of 132,678 shares of common stock in exchange for $132,678 of accrued royalties for the first three quarters of 1998.

7. Income Taxes

Significant components of the Company's deferred tax assets as of December 31, 1998 are as follows

           Net operating loss carryforwards       $7,454,681
           Allowance for doubtful accounts            28,000
           Reserve for inventory obsolescence         68,000
           Compensation expense                       12,044
           Vacation accrual                           38,878
           Equipment leased to others                180,000
           Other                                      82,865
                                                -------------
           Total deferred tax assets               7,864,472
           Valuation  allowance  for  deferred
           tax assets                             (7,864,472)
                                               =============
           Amount  recognized in the financial
           statements                           $          -
                                               =============


The valuation allowance decreased by approximately $700,000 during the year ended December 31, 1998 primarily due to the cancellation or expiration of stock options during the year.

At December 31, 1998, the Company had net operating loss carryforwards for federal tax purposes of approximately $18,600,000 which expire from 1999 through 2013. However, under the Tax Reform Act of 1986, the ability of the Company to realize a future tax benefit from its net operating loss carryforwards is severely limited due to changes in the proportionate ownership of the Company and the entities which own stock in the Company.

8. Stockholders' Equity

Warrants

As of December 31, 1998, the Company had issued warrants to purchase an aggregate of 7,068,360 shares of common stock. The warrants have exercise prices ranging from $0.33 - $5.25 per share, are exercisable upon issuance and expire as follows: 2006 (98,353); 2005 (226,290); 2002 (3,058,354); 2001 (3,568,255);
2000 (40,947); and 1999 (76,161).

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

Stock Option Plans

The Company has two stock option plans. The 1988 Nonqualified Stock Option Plan provides for the granting of nonqualified stock options for 235,279 shares of common stock at an exercise price based upon a formula determined by the Company's Board of Directors, with a minimum price of not less than $0.20 per share. Options are exercisable starting one year from the date of grant to the extent of 20% per year on a cumulative basis and expire ten years from the date of grant. Option holders, upon approval by the Company, may surrender their options to the Company in exchange for the difference between the fair market value of the shares covered by the option and the option exercise price. In the event of cessation of employment, an option holder may exercise his stock options within a six month period at which time the stock option is canceled. At December 31, 1998, 6,844 options are available for grant under this plan and 250,000 shares of common stock are reserved for issuance.

The Company's 1995 Amended and Restated Stock Option Plan provides for the granting of up to 700,000 shares of the Company's common stock to officers, directors and employees of the Company at an exercise price not less than 100% of the fair market value of the Company's common stock on the date of grant. Options are exercisable starting one year from the date of grant to the extent of 20% per year on a cumulative basis and expire ten years from the date of grant. At December 31, 1998, 79,550 options are available for grant under this plan and 700,000 shares of common stock are reserved for issuance.

The 1988 plan terminated on October 27, 1998 and the 1995 plan will terminate on February 5, 2006, except as to options outstanding. The 1995 plan can be terminated by the Company's Board of Directors at any time.

The Company has adopted the provisions of Statement of Financial Accounting Standards, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS 123. The Company has computed the pro forma disclosures required under SFAS 123 for options granted in 1998 and 1997 using the Black-Scholes option pricing model prescribed by SFAS
123. The weighted average assumptions used are as follows:

                               1998                 1997
                               ----                 ----

Risk free interest rate      6.85%-7%           5.77%-6.30%
Expected   dividend yield      None                 None
Expected lives               8 Years              8 Years
Expected volatility            106%                 91%

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                            1998               1997
                                            ----               ----
Net loss
  As reported                             $(452,862)      $(2,243,471)
  Pro forma                                (484,031)       (2,255,612)
Basic and diluted net loss per common share
  As reported                             $    (.04)      $      (.36)
  Pro forma                                    (.04)             (.36)

A summary of the status of the Company's stock option plan at December 31, 1998 and 1997 and changes during the years then ended is presented in the table and narrative below.

                                 1998                      1997
                                 ----                      ----
                                    Weighted                      Weighted
                                    Average                       Average
                                    Exercise                      Exercise
                          Shares     Price         Shares          Price
                          ------     -----         ------          -----
Outstanding, beginning
of year                   483,086    $1.30         218,613         $1.71
Granted                   549,175      .17         273,699          0.96
Exercised                    -         -            (5,524)         0.61
Canceled/expired         (379,291)    1.60          (3,702)         0.81
                         ---------    ----         -------          ----

Outstanding, end of year  652,970    $0.18         483,086         $1.30
                          =======     ====         =======          ====

Exercisable, end of year  269,277    $0.17         200,656         $0.72
                          =======     ====         =======          ====
Weighted average  fair
value of Options granted             $0.17                         $1.04
                                     =====                         =====

As a result of the cancellation or expiration of 379,291 options under the 1988 and 1995 Plans and reissuance of certain options under the 1995 Plan during 1998, all of the Company's outstanding options are exercisable at between $.10 and $.20 with a weighted average remaining contractual life and exercise price of 5.3 years and $.17, respectively.

9. Development Contract and Related Royalty Agreement

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

During 1987, the Company assumed the Corporation's rights under the agreement, pursuant to which CII reimbursed the Company for $441,000 of development costs related to the Sponsored Products. In return for such reimbursement, the Company must pay royalties aggregating $2,205,000 to CII as follows: (i) five percent of the Company's net sales of Sponsored Products, and (ii) fifty percent of any royalties received by the Company for payments against shipments of Sponsored Products by licensees of the Company. Thereafter, the Company must continue to pay royalties for a period equal to the period of time taken to satisfy this $2,205,000 royalty obligation. Such royalties are payable only to the extent that sales and license fees are realized. Through December 31, 1998, the Company had paid approximately $527,000 in royalties to CII in cash and issued 420,057 shares of common stock.

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

10. Defined Contribution Plan

The Company sponsors a defined contribution plan for substantially all of its employees. Employees can contribute to the plan, on a pre tax basis, a percentage of their qualifying compensation up to the legal limits allowed. The Company contributions matches 25% of employee contributions up to $2000. During 1998, the Company contributed $1,971 to this plan.

11. Commitments and Contingencies

During 1997, the Company entered into a new operating lease agreement for its office and manufacturing facility which expires in February 2001. In addition to the lease payments, the Company is obligated to pay its proportionate share of the operating expenses of the facility.

Future minimum lease payments as of December 31, 1998 are as follows:

             1999                             $187,500
             2000                              187,500
             2001                               15,625
                                              ---------
                                              $390,625
                                              =========

Rent expense for the years ended December 31, 1998 and 1997 approximated $187,500 and $177,000 respectively.

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

Under the Internal Revenue Code, the Company is liable for the payment of these unpaid taxes as well as interest and penalties assessed, if any. The Company has calculated these unpaid taxes to approximate $1,000,000 exclusive of interest and penalties. The Company anticipates that it will be able to negotiate a settlement with the Internal Revenue Service not to exceed $150,000 and therefore have recorded this amount in Accrued expenses and Selling, general and administrative expenses in the accompanying 1998 financial statements.

The Company believes that this tax liability may have a material and adverse affect on the Company's business, its financial condition and on the results of its operations. The Company has taken the following actions; (a) filed a claim in the KPM bankruptcy proceedings; (b) filed a claim under the Company's insurance policy; the claim was denied; and (c) entered into discussion with the Internal Revenue Service regarding a compromise of the Company's liability for these employment taxes. In addition, the Company may need to use its available cash and future revenues to liquidate its tax liability.

The Company is continuing to investigate this matter and expects to cooperate fully with the ongoing IRS and United States Attorney investigations of KPM.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The matter discussed above raises substantial doubt about the Company's ability to continue as a going concern.

12. Quaterly Financial Data (unaudited) (in thousands except per share amounts)

                                                        Third
1998                     First Quarter  Second Quarter  Quarter   Fourth Quarter
----                     -------------  --------------  -------   --------------
Accumulated
Deficit-
 Beginning of
 Period                      $(22,508)     $(22,798)     $(23,080)     $(22,964)
Accumulated
Deficit-
 End of Period                (22,798)      (23,080)      (22,964)      (22,961)
Stockholders'
 Equity                          (442)        1,553         1,708         1,780
Net Income (Loss)                (290)         (282)          116             3
Net Income (Loss)
 per Share                   $  (0.04)     $  (0.03)     $     --      $     --


1997
----
Accumulated
Deficit-
 Beginning of
 Period                      $(20,265)     $(20,862)     $(21,806)     $(22,149)
Accumulated
Deficit
 End of Period                (20,862)      (21,806)      (22,149)      (22,508)
Stockholders'
 Equity                         1,215           271            72          (369)
Net Loss                         (597)         (944)         (343)         (359)
Net Loss per
 Share                       $  (0.10)     $  (0.15)     $  (0.05)     $  (0.06)