Form 10QSB
period 1999-03-31
HELPMATE ROBOTICS INC
filed 1999-05-12
CIK 1003472

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

              For the quarterly period ended March 31, 1999
                                             --------------

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

         ---------------------------------------------------------------
         (Former name, former address and formal fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant's common stock as of May 6, 1999 is 14,201,402 shares.

Transitional Small Business Disclosure Format (Check One)  Yes |_| No |X|

                             HELPMATE ROBOTICS INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet as of March 31, 1999 (unaudited)              3

         Condensed Statements of Operations for the three months               4
           ended March 31, 1999 and 1998 (unaudited)

         Condensed Statement of Stockholders' Equity                           5
           as of March 31, 1999 (unaudited)

         Condensed Statements of Cash Flows for the three months               6
           ended March 31, 1999 and 1998 (unaudited)

         Notes to Condensed Financial Statements (unaudited)                   7

Item 2.  Management's Discussion and Analysis of Financial                     8
           Condition and Results of  Operations

                           PART II. OTHER INFORMATION

SIGNATURE                                                                     14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             HelpMate Robotics Inc.
                                    Condensed
                            Balance Sheet (Unaudited)

                                 March 31, 1999

Assets
Current assets:
  Cash                                                                      $    680,509
  Accounts receivable, net of allowance for doubtful accounts of $50,000         607,147
  Inventory, net of reserve for obsolescence of $170,000                         493,112
                                                                            ------------
Total current assets                                                           1,780,768

Installation costs, net of accumulated amortization of $717,883                   54,273
Equipment leased to others, net of accumulated amortization of $1,103,151        903,276
Property and equipment, net of accumulated amortization of $863,842              289,008
Deposits                                                                         130,160
                                                                            ------------
                                                                            $  3,157,485
                                                                            ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                          $    112,128
  Accrued expenses                                                               491,219
  Accrued employee benefits                                                      117,546
  Current portion of notes payable                                               252,514
  Deferred revenue                                                               191,140
                                                                            ------------
Total current liabilities                                                      1,164,547

Notes payable, less current portion                                               39,428
                                                                            ------------
Total liabilities                                                              1,203,975
                                                                            ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value; 40,000,000 shares authorized; 14,201,402
  shares issued and outstanding                                               19,573,937
  Capital surplus                                                              5,232,012
  Accumulated deficit                                                        (22,852,439)
                                                                            ------------
Total stockholders' equity                                                     1,953,510
                                                                            ------------
                                                                            $  3,157,485
                                                                            ============

See accompanying notes

                             HelpMate Robotics Inc.
                                    Condensed
                      Statements of Operations (Unaudited)

                   Three months ended March 31, 1999 and 1998

                                                    Three months ended March 31
                                                    ---------------------------

                                                        1999           1998
                                                        ----           ----

Revenues:
  Sales revenues                                    $    428,020   $     57,547
  Rental revenues                                        679,733        651,250
  Research and development contracts                          --        111,177
                                                    ------------   ------------
Total revenues                                         1,107,753        819,974
                                                    ------------   ------------

Cost of revenues:
  Cost of sales                                          111,456         18,362
  Cost of rental revenues                                414,623        463,214
  Cost of research and development contracts                  --        111,177
                                                    ------------   ------------
Total costs of revenues                                  526,079        592,753
                                                    ------------   ------------

Gross profit                                             581,674        227,221

Selling, general and administrative expenses             459,571        508,139
                                                    ------------   ------------

Operating income (loss)                                  122,103       (280,918)

Other Income (Expense):
Other income                                                  --          3,349
Interest expense                                         (18,844)       (78,381)
Interest income                                            5,603         12,363
Vendor forgiveness of debt                                    --         53,795
                                                    ------------   ------------

Net income (loss)                                   $    108,862   $   (289,792)
                                                    ============   ============

Basic and diluted income (loss ) per share          $         --   $      (0.04)
                                                    ============   ============
Weighted average number of shares of common stock
 outstanding                                          14,140,229      6,856,325
                                                    ============   ============

See accompanying notes

                             HelpMate Robotics Inc.
                                    Condensed
                 Statements of Stockholders' Equity (Unaudited)

                    For the three months ended March 31, 1999

                                                                                    Accumulated
                                                    Common Stock  Capital Surplus     Deficit           Total
                                                    ------------------------------------------------------------
Balance at December 31, 1997                        $ 16,964,504   $  5,174,839     $(22,508,439)   $   (369,096)

Conversion of notes, accounts payable, and
  accrued expenses to common stock                     2,544,545             --               --       2,544,545

Issuance of stock options below fair market value             --         57,173               --          57,173

Net loss                                                      --             --         (452,862)       (452,862)

Balance at December 31, 1998                          19,509,049      5,232,012      (22,961,301)      1,779,760

Conversion of accrued expenses to common stock            64,888             --               --          64,888

Net income                                                    --             --          108,862         108,862
                                                    ------------------------------------------------------------

Balance at March 31, 1999                           $ 19,573,937   $  5,232,012     $(22,852,439)   $  1,953,510
                                                    ============================================================

See accompany notes

                             HelpMate Robotics Inc.

                      Statements of Cash Flows (Unaudited)
                                    Condensed
                   Three months ended March 31, 1999 and 1998

                                                               Three months ended March 31
                                                               ---------------------------

                                                                    1999         1998
                                                                 ---------    ---------
Operating activities
Net income (loss)                                                $ 108,862    $(289,792)
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
  Vendor debt forgiveness                                               --      (53,795)
  Depreciation and amortization                                    159,374      195,287
Changes in operating accounts:
  Decrease in accounts receivable                                  195,715       17,986
  Increase in inventory                                            (97,137)    (111,575)
  Increase in other assets                                              --      (27,762)
  (Decrease) increase in accounts payable and accrued expenses     (66,765)      88,416
  Decrease in deferred revenue                                     (76,514)     (57,874)
                                                                 ---------    ---------
Net cash provided by (used in) operating activities                223,535     (239,109)
                                                                 ---------    ---------

Investing activities
Installation costs                                                    (397)     (91,673)
Equipment leased to others                                         115,200       (5,803)
Purchase of property and equipment                                    (703)          --
                                                                 ---------    ---------
Net cash provided by (used in) investing activities                114,100      (97,476)
                                                                 ---------    ---------

Financing activities
Proceeds from issuance of notes                                         --      222,000
Repayments of notes payable                                        (97,505)    (174,040)
                                                                 ---------    ---------
Net cash (used in) provided by financing activities                (97,505)      47,960
                                                                 ---------    ---------

Net increase (decrease) in cash and cash equivalents               240,130     (288,625)

Cash and cash equivalents at beginning of period                   440,379      807,278
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $ 680,509    $ 518,653
                                                                 =========    =========

Supplemental non-cash financing activities:
  Conversion of notes, accounts payable, and
  accrued expenses to common stock                               $  64,888    $ 216,898
                                                                 =========    =========

See accompanying notes

                             HelpMate Robotics Inc.

               Notes to Condensed Financial Statements (Unaudited)

                                 March 31, 1999

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

Historically, the Company has been dependent upon sources other than operations to finance its working capital requirements. These sources include loans and/or investments from stockholders and their affiliates, private placements of its debt and equity securities.

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

The Company is liable for the payment of unpaid taxes not remitted by the Company's former payroll company to the Internal Revenue Service as well as interest and penalties assessed, if any. The Company has calculated these unpaid taxes to approximate $1,000,000 exclusive of interest and penalties. (See Management's Discussion and Analysis - Liquidity and Capital Resources)

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The matter discussed above raises substantial doubt about the Company's ability to continue as a going concern.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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

The remaining backlog at March 31, 1999 is scheduled to be installed and operational by mid year. At that point, the Company expects to have 72 robots on rental in its US customer base, providing a stream of on-going revenues. The two-armed, mobile, robot project under contract to NASA was completed and delivered to NASA in September, 1998.

The Company's near-term objective is to stabilize its business at the level of its current customer base while seeking additional financing necessary to resume original marketing plans.

As a result of the termination of the Otis agreement, the Company will receive seven robots from Otis during fiscal 1999 at a cost of $1 each. These robots will be included in the Company's marketing plan. In addition, during the third and fourth quarters of 1999 the Company has the option to repurchase up to nine robots, which are currently rented to hospitals, from HTLP for an aggregate of $81,000. Assuming these rentals continue, the Company estimates that these robots would generate approximately $100,000 in rental revenue in 1999. Also, the Company believes it has in inventory most of the parts necessary to perform routine maintenance and repairs on its rental robots in 1999.

The Company is operating at slightly below a cash break-even level and management believes that at the Company's current level of operations, it will have sufficient cash to maintain operations through year end.

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

Under the Internal Revenue Code, the Company is liable for the payment of these unpaid taxes as well as interest and penalties assessed, if any. The Company has calculated these unpaid taxes to approximate $1,000,000 exclusive of interest and penalties. The Company anticipates that it will be able to negotiate a settlement with the Internal Revenue Service not to exceed $150,000 and therefore has recorded this amount in accrued expenses and selling, general and administrative expenses in its 1998 financial statements. This amount remains accrued at March 31, 1999.

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

Results of Operations

Revenues

Total revenues before research and development contracts increased by $398,955 from the quarter ended March 31, 1998 compared to the quarter ended March 31, 1999. Rental revenue increased by $28,482 or 4% while sales revenues increased by $370,473 or 644%. The Company also earned revenues and incurred costs from research and development contracts of $111,177 in 1998.

The total rental fleet at March 31, 1999 has decreased to 69 units due primarily to the sale of three rental robots and the return of two robots. The increase in sales revenues was attributable to an increase in sales of component products to universities and researchers around the world and the sale of three HelpMates compared to the quarter ended March 31, 1998, where no HelpMates were sold.

Cost of Revenues

Cost of revenues before research and development contracts increased $287,778 from the quarter ended March 31, 1998 compared to the quarter ended March 31, 1999. The increase in cost of revenues reflects the increase in sales revenues discussed above.

Gross Profit

For the quarter ended March 31, 1999, gross profit increased $354,452 or 156% for the quarter ended March 31, 1998. The increase in gross profit percentage and dollars for the quarter reflects the sale of three robots, coupled with the fact that several of the Company's rental units are now fully depreciated.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $8,569 or 2% from the quarter ended March 31, 1998 compared to the quarter ended March 31, 1999. The decrease reflects the Company's on-going efforts to control costs.

Interest Expense and Interest Income

Net interest expense decreased $52,777 from the quarter ended March 31, 1998 compared to the quarter ended March 31, 1999. The decrease reflects the conversion of certain long-term obligations and interest thereon to equity in 1998.

Net Income/Loss

The Company had net profit from operations of $108,862 for the period ended March 31, 1999 compared to a loss of $289,792 for the quarter ended March 31, 1998. The income for the three months ended March 31, 1999 reflects the sale of three robots as described above. Although the decrease in staffing and sales and marketing expenses have reduced losses in fiscal 1998 and the first quarter of 1999, the Company anticipates that such losses will continue until the volume of sales and rentals of HelpMates necessary to cover overhead expenses is achieved. As noted above, the overall profitability and cash flow of the Company is highly dependent upon its mix of robot rentals and robot sales (i.e., more robot rentals than sales results in larger losses and a quicker depletion of cash).

Earnings (Loss) Per Share

Earnings (loss) per share of common stock for the quarter ended March 31, 1999 and 1998 was $0.00 and ($0.04), respectively. Basic and diluted earnings (loss) per common share is computed according to SFAS 128. It is based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted for the stock split that occurred in conjunction with the initial public offering. Shares from the assumed exercise of options and warrants granted by the Company have been included in the computations of earnings per share for all periods unless their inclusion would be antidilutive.

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

The Company expects to complete a comprehensive inventory and assessment of its existing IT and non-IT systems and those of third parties in April 1999. Assessment will include identifying critical systems - internal and external (including third parties) - in order to formulate a remediation and verification plan. The Company currently believes that remediation and verification, which include obtaining written assurances from key vendors and suppliers, as well as testing, will be complete by July 1999. The Company has completed its testing of its flagship product, the HelpMate robotic courier system, and determined that it is year 2000 compliant.

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

Forward Looking Statements

Statements made in this report regarding (a) the projection of revenues, income, earning per share, capital expenditures, dividends or other financial items, (b) the plans and objectives of management for the Company's future operations, (c) the future economic performance of the Company, and (d) statements regarding the assumptions underlying or relating to the foregoing items are forward-looking statements. Forward-looking statements are contained in this report, including under the sections entitled "Basis of Presentation"; -- "Management's Discussion and Analysis -- General; -- Liquidity and Capital Resources - Net Income/Losses; and -- Other." There are important factors that could cause the actual results to differ materially from those in the forward-looking statements. These important factors include the following: (a) if the mix of robot rentals versus sales changes; (b) if there are substantial returns of robots currently on rental or if the Company is unable to place returned robots with new customers;
(c) if there is a substantial reduction in the aggregate number of hours for which robots are rented; (d) if existing orders in backlog are canceled; (e) if the Company's own order/installation forecast changes; (f) if the Company is unable to purchase the robots from HTLP; (g) if the Company is unable to sustain its current level of operations;(h) if the Company's financial condition negatively impacts the Company's reputation in the marketplace and consequently negatively impacts order receipts; (i) if the Company is unable in the foreseeable future to secure additional financing; (j) the Company is unable to reach an agreement with a new strategic marketing partner in Europe; (k) if customers or vendors have year 2000 issues which adversely affect the Company; and (l) the impact of the payroll company matters described in "Liquidity and Capital Resources."

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

NONE

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

HelpMate Robotics Inc.


Date: May 12, 1999                        /s/ Joseph F. Engelberger
                                          -------------------------
                                          Joseph F. Engelberger, President.
                                          Chief Executive Officer and  Principal
                                          Financial and Accounting Officer