Form 10QSB
period 1999-06-30
HELPMATE ROBOTICS INC
filed 1999-08-10
CIK 1003472

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

                  For the quarterly period ended June 30, 1999
                                                 -------------

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

--------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant's common stock as of July 28, 1999 is 14,201,402 shares.

Transitional Small Business Disclosure Format (Check One)  Yes |_| No |X|

                             HELPMATE ROBOTICS INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet as of  June 30, 1999 (unaudited)             3

         Condensed Statements of Operations for the three months
           ended June 30, 1999 and 1998 (unaudited)                           4

         Condensed Statements of Operations for the six months
           ended June 30, 1999 and 1998 (unaudited)                           5

         Condensed Statement of Stockholders' Equity as of
           June 30, 1999 (unaudited)                                          6

         Condensed Statements of Cash Flows for the six months
           ended June 30, 1999 and 1998 (unaudited)                           7

         Notes to Condensed Financial Statements (unaudited)                  8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of  Operations                               9

                           PART II. OTHER INFORMATION

SIGNATURE                                                                    16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             HelpMate Robotics Inc.
                                    Condensed
                            Balance Sheet (Unaudited)

                                  June 30, 1999

Assets
Current assets:
  Cash                                                                      $    763,406
  Accounts receivable, net of allowance for doubtful accounts of $50,000         239,512
  Inventory,  net of reserve for obsolescence of $170,000                        612,390
                                                                            ------------
Total current assets                                                           1,615,308

Installation costs, net of accumulated amortization of $683,415                   31,009
Equipment leased to others, net of accumulated amortization of $1,084,945        720,244
Property and equipment, net of accumulated amortization of $887,818              265,597
Deposits                                                                         127,746
                                                                            ------------
                                                                            $  2,759,904
                                                                            ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                          $     66,973
  Accrued expenses                                                               493,289
  Accrued compensation and employee benefits                                     110,334
  Current portion of notes payable                                               178,776
  Deferred revenue                                                               147,960
                                                                            ------------
Total current liabilities                                                   $    997,332

Notes payable, less current portion                                               10,174
                                                                            ------------
Total liabilities                                                           $  1,007,506

Stockholders' equity:
  Common stock, no par value; 40,000,000 shares authorized; 14,201,402
    shares issued and outstanding                                             19,573,937
  Capital surplus                                                              5,232,012
  Accumulated deficit                                                        (23,053,551)
                                                                            ------------
Total stockholders' equity                                                     1,752,398
                                                                            ------------
                                                                            $  2,759,904
                                                                            ============

See accompanying notes.

                             HelpMate Robotics Inc.
                                    Condensed
                      Statements of Operations (Unaudited)

                    Three months ended June 30, 1999 and 1998

                                                     Three months ended June 30,
                                                     ---------------------------
                                                        1999          1998
                                                        ----          ----

Revenues:
  Sales revenues                                     $     72,091  $     45,270
  Rental revenues                                         581,273       780,099
  Research and development contracts                           --       114,738
                                                     --------------------------
Total revenues                                            653,364       940,107
                                                     --------------------------

Cost of revenues:
  Cost of sales                                            50,904        32,720
  Cost of rental revenues                                 359,168       509,022
  Cost of research and development contracts                   --       114,738
                                                     --------------------------
Total costs of revenues                                   410,072       656,480
                                                     --------------------------

Gross profit                                              243,292       283,627

Operating expenses:
 Selling, general and administrative expenses             438,696       569,949
                                                     --------------------------

Operating loss                                           (195,404)     (286,322)

Other income (expenses):
  Interest income                                           8,457         6,003
  Interest expense                                        (13,831)      (52,649)
  Other income                                                 --        16,406
  Vendor forgiveness of debt                                   --        34,432
                                                     --------------------------

Net loss                                             $   (200,778) $   (282,130)
                                                     ==========================

Basic and diluted loss per share                     $      (0.01) $      (0.03)
                                                     ==========================
  Weighted average number of shares of common stock
   Outstanding                                         14,201,402    11,223,909
                                                     ==========================

See accompanying notes.

                             HelpMate Robotics Inc.
                                    Condensed
                      Statements of Operations (Unaudited)

                     Six months ended June 30, 1999 and 1998

                                                      Six months ended June 30,
                                                      -------------------------

                                                         1999          1998
                                                         ----          ----

Revenues:
  Sales revenues                                      $   500,111   $   102,817
  Rental revenues                                       1,261,005     1,431,349
  Research and development contracts                           --       225,915
                                                      -------------------------
Total revenues                                          1,761,116     1,760,081
                                                      -------------------------

Cost of revenues:
  Cost of sales                                           162,360        51,082
  Cost of rental revenues                                 774,066       972,236
  Cost of research and development contracts                   --       225,915
                                                      -------------------------
Total costs of revenues                                   936,426     1,249,233
                                                      -------------------------

Gross profit                                              824,690       510,848

Operating expenses:
 Selling, general and administrative expenses             898,327     1,078,088
                                                      -------------------------

Operating loss                                            (73,637)     (567,240)

Other income (expenses):
 Interest income                                           14,060        18,366
 Interest expense                                         (32,673)     (131,030)
 Other income                                                  --        19,755
 Vendor forgiveness of debt                                    --        88,227
                                                      -------------------------

Net loss                                              $   (92,250)  $  (571,922)
                                                      =========================

Basic and diluted loss per share                      $        --   $     (0.06)
                                                      =========================
  Weighted average number of shares of common stock
   Outstanding                                         14,169,898     9,024,054
                                                      =========================

See accompanying notes

                             HelpMate Robotics Inc.
                                    Condensed
                 Statements of Stockholders' Equity (Unaudited)

                                  June 30, 1999

                                                  Capital      Accumulated
                                 Common Stock     Surplus         Deficit          Total
                                 ----------------------------------------------------------
Balance at December 31, 1998     $ 19,509,049   $  5,232,012   $(22,961,301)   $  1,779,760

Conversion of accrued expenses
  to common stock                      64,888             --             --          64,888

Net loss                                   --             --        (92,250)        (92,250)
                                 ----------------------------------------------------------

Balance at June 30, 1999         $ 19,573,937   $  5,232,012   $(23,053,551)   $  1,752,398
                                 ==========================================================

See accompany notes

                             HelpMate Robotics Inc.
                                    Condensed
                      Statements of Cash Flows (Unaudited)

                     Six months ended June 30, 1999 and 1998

                                                                           Six months ended June 30,
                                                                           -------------------------
                                                                              1999           1998
                                                                              ----           ----
Operating activities
Net loss                                                                  $   (92,250)   $  (571,922)
Adjustments to reconcile net loss to net cash used by operating activities:
  Vendor forgiveness of debt                                                       --        (88,277)
  Depreciation                                                                302,933        416,721
Changes in operating accounts:
  Decrease in accounts receivable                                             563,350         87,518
  (Increase) decrease in inventory                                           (216,415)       242,598
  (Increase) decrease in other assets                                           2,414        (25,329)
  Decrease in accounts payable and accrued expenses                          (117,062)       (85,567)
  Decrease in deferred revenue                                               (119,694)      (129,495)
  Increase in customer advances                                                    --        211,349
                                                                          --------------------------
Net cash provided by operating activities                                     323,276         57,596
                                                                          --------------------------

Investing activities
Installation costs                                                            (15,597)      (239,902)
Equipment leased to others                                                    217,113       (301,792)
Purchase of property and equipment                                             (1,268)        (4,549)
                                                                          --------------------------
Net cash provided by (used in) investing activities                           200,248       (546,243)
                                                                          --------------------------

Financing activities
Repayments of notes payable                                                  (200,497)      (272,363)
Proceeds from issuance of notes                                                    --        222,000
                                                                          --------------------------
Net cash used in financing activities                                        (200,497)       (50,363)
                                                                          --------------------------

Net increase (decrease) in cash and cash equivalents                          323,027       (539,010)

Cash and cash equivalents at beginning of period                              440,379        807,278
                                                                          --------------------------
Cash and cash equivalents at end of period                                $   763,406    $   268,268
                                                                          ==========================

Supplemental non-cash financing activities:
 Conversion of notes, accounts payable, and accrued expenses to
 Equity                                                                   $    64,888    $ 2,493,596
                                                                          ==========================

See accompanying notes.

                             HelpMate Robotics Inc.

               Notes to Condensed Financial Statements (Unaudited)

                                  June 30, 1999

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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

The remaining backlog at June 30, 1999 consists of approximately $150,000 of annual rental revenues which should become operational by year end. At that point, the Company expects to have 70 robots on rental in its US customer base, providing a stream of on-going revenues. The two-armed, mobile, robot project under contract to NASA was completed and delivered to NASA in September, 1998.

As a result of the termination of the Otis Elevator Company ("Otis") agreement, the Company will receive seven robots from Otis during fiscal 1999 at a cost of $1 each. During the first half of 1999 the Company has received six of these robots. These robots will be included in the Company's marketing plan. In addition, during the third and fourth quarters of 1999 the Company has the option to repurchase up to nine robots, which are currently rented to hospitals, from HTLP for an aggregate of $81,000. Assuming these rentals continue, the Company estimates that these robots would generate approximately $100,000 in rental revenue in 1999. Also, the Company believes it has in inventory most of the parts necessary to perform routine maintenance and repairs on its rental robots in 1999.

Although the Company is operating at below a cash break-even level, management believes that at the Company's current level of operations, it will have sufficient cash to maintain operations through year end.

The Company continues to actively seek additional financing alternatives in order to strengthen its liquidity situation in the short term. Although the Company has identified some potential sources of such financing, the Company has no current commitments or agreements with respect to such and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. Such alternatives include, but are not limited to financed rental transactions similar in nature to that entered into with Leasing Technologies International, Inc. ("LTI"); private placement of the Company's securities in the United States or abroad; and/or mezzanine type financing (including senior or subordinated debt). Further, additional equity financing may involve substantial dilution of the stock ownership of the Company's existing stockholders. Moreover, financial or other covenants imposed by future financing sources might further adversely affect the Company's ability to pay dividends and management's ability to control the Company. Additionally, by transferring the title and rental agreements to a third party in financed rental transactions for an immediate cash payment, the Company could lose all or a portion of its opportunity to benefit from ongoing rentals in the future or from the residual value of the units upon the expiration of the rental agreements. Finally, no assurances can be given that any such financing will provide sufficient cash required for the Company to attain an operating revenue stream of cash sufficient to support the Company's continued operations. It is also not anticipated that current stockholders will provide any additional financing. The Company is also considering other alternatives, including making joint marketing arrangements or a sale of the Company.

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

Under the Internal Revenue Code, the Company is liable for the payment of these unpaid taxes as well as interest and penalties assessed, if any. The Company has calculated these unpaid taxes to approximate $1,000,000 exclusive of interest and penalties. The Company anticipates that it will be able to negotiate a settlement with the Internal Revenue Service not to exceed $150,000 and therefore has recorded this amount in accrued expenses and selling, general and administrative expenses in its 1998 financial statements. This amount remains accrued at June 30, 1999.

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

Results of Operations

Revenues

Total revenues, before research and development contracts, decreased $172,005 or 21% from the quarter ended June 30, 1998. Rental revenues decreased $198,826 or 25%, while sales revenues increased by $26,821 or 59%.

Total revenues, before research and development contracts, increased $226,950 or 15% from the six months ended June 30, 1998 compared to the six months ended June 30, 1999.

Rental revenues decreased $170,344 of 11% while sales revenues increased $397,294 or 386% from the six months ended June 30, 1998 compared to the six months ended June 30, 1999.

The decrease in rental revenues for both the three and six months ended June 30, 1999 reflects the sale of five rental robots in late 1998 and the sale of three robots in the first quarter of 1999, coupled with the net return of six robots during the six months ended June 30, 1999. The total rental fleet at June 30, 1999 stands at 66 units.

Although a sale of a rental robot results in immediate revenue, such a sale means that the Company will receive no further rental revenue from that robot.

The sales revenues increase is due to the sale of three robots and higher component products sales during the six months ended June 30, 1999.

The Company also earned revenue and incurred costs from research and development contracts of $114,738 and $225,915. There were no research and development contracts in process in the three and six months ended June 30, 1999.

Cost of Revenues

Total cost of revenues, before research and development contracts, decreased $136,670 or 24% from the three months ended June 30, 1998 compared to the three months ended June 30, 1999. Cost of revenues for the six months decreased $86,892 which reflects a 217% increase in cost for sales of component products and a decrease of $198,170 or 20% from cost of rental revenues. These changes in cost of revenues reflects the changes in sales and rental revenues described above.

Gross Profit

Gross profit decreased by 14% or $40,355 from the three months ended June 30, 1998 compared to the three months ended June 30, 1999. Gross profit increased by 61% or $313,842 from the six months ended June 30, 1998 compared to the six months ended June 30, 1999. The increase in gross profit percentage and dollars reflects the sale of three robots in the first quarter of 1999, increased sale of component products and the fact that several of the Company's rental units are now fully depreciated.

Selling General and Administrative Expenses

Selling, General and Administrative Expenses decreased by $131,253 or 23% from the three months ended June 30, 1998 compared to the three months ended June 30, 1999. Selling, General and Administrative Expenses decreased by $179,761 or 17% from the six months ended June 30, 1998 compared to the six months ended June 30, 1999. The decrease reflects the Company's ongoing efforts to reduce costs.

Interest Expense and Interest Income and Other Income

Net interest expense decreased $36,364 and $94,051 respectively for the three months and six months ended June 30, 1998 compared to the three and six months ended June 30, 1999. The decreases reflect the reduction in financing obligations.

Vendor forgiveness of debt reflects the savings the Company realized when certain vendors agreed to take less than the amount owed in 1998.

Losses

The Company incurred a net loss from continuing operations of $200,778 and $282,130 for each of the three month periods ending June 30, 1999 and 1998, respectively, and incurred a net loss from operations of $92,250 and $571,922 for each of the six month periods ending June 30, 1999 and 1998, respectively. These losses were sustained primarily because the Company has not achieved the volume of sales and rentals of HelpMates required to cover the overhead expenses associated with the commercialization of its HelpMate systems. Although the decrease in staffing and sales and marketing expenses have reduced losses in fiscal 1998 and the first half of 1999, the Company anticipates that such losses will continue until the volume of sales and rentals of HelpMates necessary to cover overhead expenses is achieved. As noted above, the overall profitability and cash flow of the Company is highly dependent upon its mix of robot rentals and robot sales (i.e., more robot rentals than sales results in larger losses and a quicker depletion of cash).

Loss Per Share

Loss per share of common stock for the three months ended June 30, 1999 and 1998 was $0.01 and $0.03, respectively. Loss per share of common stock for the six months ended June 30, 1999 and 1998 was $0.00 and $0.06, respectively. Basic and diluted earnings (loss) per common share is computed according to SFAS 128. It is based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted for the stock split that occurred in conjunction with the initial public offering. Shares from the assumed exercise of options and warrants granted by the Company have been included in the computations of earnings per share for all periods unless their inclusion would be antidilutive.

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

Inflation

The Company does not believe that the relatively moderate levels of inflation which have been experienced in the Untied States has had or will have a significant effect on its revenues or operations.

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

The Company has completed testing of the HelpMate robotic courier system, and determined that all components of the system are year 2000 compliant. The system components tested consist of the HelpMate robot, HelpMate Elevator Interface, HelpMate Monitor, and the HelpMate Supervisor. All installed versions of HelpMate system software have been verified as compliant, so no action will be necessary in the field.

Inventory and assessment of internal IT and non-IT systems are now complete. All critical IT systems are now compliant. The Company's network servers and all server based software, all accounting related workstations and all accounting software have been tested and necessary upgrades have been applied to insure Y2K compliance of these systems. All other workstations and software have been tested and the Company will complete the installation of all necessary patches or upgrades by August 31, 1999. All applicable non-IT systems have been tested and confirmed as compliant. The non-IT systems, which were tested, are the Company's telephone and voice messaging system and perimeter security system. Finally, all analytical instruments required for manufacture and repair of the HelpMate system have been verified as being compliant as well.

In February of 1999, the Company sent Y2K compliance surveys to all of its customers, key vendors and suppliers. In this survey the Company requested status of compliance awareness, assessment, renovation, validation, and implementation for internal systems and infrastructure and for their key vendors. All of the Company's key vendors and suppliers have responded and all are either currently compliant or will be fully compliant prior to December 31, 1999. Approximately fifty percent of the Company's customers responded to our initial survey request. In May of 1999, the Company sent a second request to the remaining customers. The Company expects to have replies from all customers by August 31, 1999. All customers who have responded thus far expect to have all critical systems compliant prior to December 31, 1999. The Company will continue to monitor the progress of our customers whose critical systems are not yet compliant.

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

Forward Looking Statements

Statements made in this report regarding (a) the projection of revenues, income, earning per share, capital expenditures, dividends or other financial items, (b) the plans and objectives of management for the Company's future operations, (c) the future economic performance of the Company, and (d) statements regarding the assumptions underlying or relating to the foregoing items are forward-looking statements. Forward-looking statements are contained in this report, including under the sections entitled "Basis of Presentation"; "Management's Discussion and Analysis"; -- Liquidity and Capital Resources --- Net Losses; -- Other - and "Year 2000 Readiness." There are important factors that could cause the actual results to differ materially from those in the forward-looking statements. These important factors include the following: (a) if the mix of robot rentals versus sales changes; (b) if there are substantial returns of robots currently on rental or if the Company is unable to place returned robots with new customers;
(c) if there is a substantial reduction in the aggregate number of hours for which robots are rented; (d) if existing orders in backlog are canceled; (e) if the Company's own order/installation forecast changes; (f) if the Company is unable to purchase the robots from HTLP; (g) if the Company is unable to sustain its current level of operations;(h) if the Company's financial condition negatively impacts the Company's reputation in the marketplace and consequently negatively impacts order receipts; (i) if the Company is unable in the foreseeable future to secure additional financing or put into effect other alternatives to improve its liquidity; (j) the Company is unable to reach an agreement with a new strategic marketing partner in Europe; (k) if customers or vendors have year 2000 issues which adversely affect the Company; and (l) the impact of the payroll company matters described in "Liquidity and Capital Resources."

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

HelpMate Robotics Inc.


Date: August 10, 1999                   /s/ Joseph F. Engelberger
                                        ------------------------------------
                                        Joseph F. Engelberger
                                        Chairman and Chief Executive Officer