Form 10QSB
period 1999-09-30
HELPMATE ROBOTICS INC
filed 1999-11-08
CIK 1003472

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

      For   the quarterly period ended SEPTEMBER 30, 1999

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

The number of shares outstanding of the registrant's common stock as of October 15, 1999 is 14,372,152 shares.


Transitional Small Business Disclosure Format (Check One)  Yes____     No  X

                             HELPMATE ROBOTICS INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Balance Sheet as of  September 30, 1999 (unaudited)     3

         Condensed Statements of Operations for the three months
           ended September 30, 1999 and 1998 (unaudited)                   4

         Condensed Statements of Operations for the nine months
           ended September 30, 1999 and 1998 (unaudited)                   5

         Condensed Statement of Stockholders' Equity
           as of September 30, 1999 (unaudited)                            6

         Condensed Statement of Cash Flows for the nine months
           ended September 30, 1999 and 1998 (unaudited)                   7

         Notes to Condensed Financial Statements (unaudited)               8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of  Operations                            10


                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K                                  15

SIGNATURE
                                                                           16

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS.



                             HelpMate Robotics Inc.
                                    Condensed
                            Balance Sheet (Unaudited)

                               September 30, 1999

ASSETS
Current assets:
  Cash                                                                                         $ 399,025
  Accounts receivable, net of allowance for doubtful accounts of $50,000                         239,498
  Inventory,  net of reserve for obsolescence of $170,000                                        576,881
                                                                                        -----------------
Total current assets                                                                           1,215,404

Installation costs, net of accumulated depreciation of $660,712                                   30,435
Equipment leased to others, net of accumulated depreciation of $1,017,644                        706,863
Property and equipment, net of accumulated depreciation of $911,005                              271,298
Deposits                                                                                         113,189
                                                                                        -----------------
                                                                                              $2,337,189
                                                                                        =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                             $ 121,428
  Accrued expenses                                                                               382,986
  Accrued employee benefits                                                                      115,516
  Notes payable                                                                                   98,086
  Deferred revenue                                                                                96,890
                                                                                        -----------------
Total current liabilities                                                                      $ 814,906
                                                                                        -----------------


Stockholders' equity:
  Common stock, no par value;  40,000,000 shares authorized; 14,372,152 shares issued
   and outstanding                                                                            19,602,994
  Capital surplus                                                                              5,232,012
  Accumulated deficit                                                                       (23,312,723)
                                                                                        -----------------
Total stockholders' equity                                                                     1,522,283
                                                                                        -----------------
                                                                                              $2,337,189
                                                                                        =================


SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

                      Statements of Operations (Unaudited)
                                    Condensed
                 Three months ended September 30, 1999 and 1998

                                                                         Three months ended September 30,

                                                                              1999             1998
                                                                              ----             ----
Revenues:
  Sales revenues                                                             $    19,015       $  681,279
  Rental revenues                                                                545,881          746,212
  Research and development contracts                                                   -           45,268
                                                                        ----------------- ----------------
Total revenues                                                                   564,896        1,472,759
                                                                        ----------------- ----------------

Cost of revenues:
  Cost of sales                                                                   28,321          351,676
  Cost of rental revenues                                                        333,002          436,635
  Cost of research and development contracts                                           -           65,330
                                                                        ----------------- ----------------
Total costs of revenues                                                          361,323          853,641
                                                                        ----------------- ----------------

Gross profit                                                                     203,573          619,118

Selling, general and administrative expenses                                     474,204          530,300
                                                                        ----------------- ----------------


Operating (loss) income                                                         (270,631)           88,818

Other income (expense):
 Interest income                                                                   7,836            5,473
 Interest expense                                                                 (8,509)         (28,428)
 Other income                                                                     12,131                -
 Vendor forgiveness of debt                                                            -           49,900
                                                                        ----------------- ----------------

Net (loss) income                                                            $  (259,173)      $  115,763
                                                                        ================= ================


Basic and diluted loss per share                                             $      (.02)      $        -
                                                                        ================= ================
Weighted average number of shares of common stock outstanding                 14,296,629        13,770,530
                                                                        ================= ================


SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

                      Statements of Operations (Unaudited)
                                    Condensed
                  Nine months ended September 30, 1999 and 1998

                                                                            Nine months ended September 30,

                                                                                1999               1998
                                                                                ----               ----
Revenues:
  Sales revenues                                                              $     519,127     $     784,096
  Rental revenues                                                                 1,806,886         2,177,561
  Research and development contracts                                                      -           271,183
                                                                         ------------------- -----------------
Total revenues                                                                    2,326,013         3,232,840
                                                                         ------------------- -----------------

Cost of revenues:
  Cost of sales                                                                     190,682           402,758
  Cost of rental revenues                                                         1,107,068         1,408,871
  Cost of research and development contracts                                              -           291,245
                                                                         ------------------- -----------------
Total costs of revenues                                                           1,297,750         2,102,874
                                                                         ------------------- -----------------

Gross profit                                                                      1,028,263         1,129,966

Selling, general and administrative expenses                                      1,372,530         1,608,388
                                                                         ------------------- -----------------

Operating loss                                                                     (344,267)         (478,422)

Other income (expense):
 Interest income                                                                     21,897            23,829
 Interest expense                                                                   (41,183)         (159,458)
 Other income                                                                        12,131            19,755
 Vendor forgiveness of debt                                                               -           138,127
                                                                         ------------------- -----------------

Net loss                                                                      $    (351,422)    $    (456,169)
                                                                         =================== =================


Basic and diluted loss per share                                              $        (.03)    $        (.04)
                                                                         =================== =================
Weighted average number of shares of common stock outstanding                    14,276,238        10,623,564
                                                                         =================== =================


SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.
                                    Condensed
                  Statement of Stockholders' Equity (Unaudited)
                               September 30, 1999


                                                                                                 Accumulated
                                                           Common Stock    Capital Surplus         Deficit             Total
                                                           -------------------------------------------------------------------
Balance at December 31, 1998                                $19,509,049      $5,232,012         $(22,961,301)       $1,779,760

Conversion of accrued expenses to common stock                   64,888          -                  -                   64,888

Exercise of stock options                                        29,057          -                  -                   29,057

Net loss                                                              -          -                  (351,422)        (351,422)
                                                           -------------------------------------------------------------------

Balance on September 30, 1999                               $19,602,994      $5,232,012         $(23,312,723)       $1,522,283
                                                           ===================================================================


SEE ACCOMPANY NOTES

                             HelpMate Robotics Inc.

                      Statements of Cash Flows (Unaudited)
                                    Condensed
                  Nine months ended September 30, 1999 and 1998

                                                                         Nine months ended September 30,

                                                                               1999            1998
                                                                               ----            ----
OPERATING ACTIVITIES
Net loss                                                                      $  (351,422)  $   (456,169)
Adjustments  to  reconcile  net loss to net cash  provided by  operating activities:
  Depreciation                                                                    422,471        644,419
  Vendor forgiveness of debt                                                            -       (138,127)
Changes in operating accounts:
  Decrease in accounts receivable                                                 563,364         10,922
  (Increase) decrease in inventory                                               (180,906)       496,566
  Decrease (increase)  in deposits                                                 16,971        (32,411)
  (Decrease) increase in accounts payable and accrued expenses                   (167,728)        78,559
  Decrease in deferred revenue                                                   (170,764)      (218,695)
  Increase in customer advances                                                         -              -
                                                                          ---------------- --------------
Net cash provided by operating activities                                         131,986        385,064
                                                                          ---------------- --------------

INVESTING ACTIVITIES
Installation costs                                                                (35,649)      (224,996)
Equipment leased to others                                                        154,769       (351,638)
Purchase of property and equipment                                                (30,156)        (5,054)
                                                                          ---------------- --------------
Net cash provided by (used in) investing activities                                88,964       (581,688)
                                                                          ---------------- --------------

FINANCING ACTIVITIES
Repayments of notes payable                                                      (291,361)      (375,902)
Proceeds from exercise of stock options                                            29,057              -
Proceeds from issuance of notes                                                         -        222,000
                                                                          ---------------- --------------
Net cash used in financing activities                                            (262,304)      (153,902)
                                                                          ---------------- --------------

Net decrease in cash and cash equivalents                                         (41,354)      (350,526)

Cash and cash equivalents at beginning of period                                  440,379        807,278
                                                                          ---------------- --------------
Cash and cash equivalents at end of period                                    $   399,025   $    456,753
                                                                          ================ ==============

Supplemental non-cash financing activities:

  Conversion of accrued expenses to common stock                              $    64,888   $  2,475,793
                                                                          ================ ==============


SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1999

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

The Company announced on October 15, 1999 that it has agreed to sell substantially all of its assets to Pyxis Corporation, a subsidiary of Cardinal Health, Inc. of Dublin, Ohio ("Pyxis"). In consideration for the sale, the Company will receive $12.5 million in cash and Pyxis will assume certain of the Company's liabilities. The cash purchase price is subject to certain closing and post-closing adjustments including required payments to third parties. Moreover, $1.25 million of the cash purchase price will be held in escrow for a period of approximately two years and would be available to settle potential indemnification claims.

Below is a pro forma balance sheet reflecting the transaction as if it had closed as of September 30, 1999.

                             HelpMate Robotics Inc.
                             Pro Forma Balance Sheet
                            As of September 30, 1999

                                                                            PRO FORMA
                                                         HISTORICAL        ADJUSTMENTS       PRO FORMA
ASSETS
Current Assets:
                                                                         $   (399,025)
Cash                                                     $  399,025        11,050,000       $ 11,050,000
  Accounts receivable, net of allowance for
    doubtful accounts                                       239,498          (239,498)                 -
  Inventory, net of reserve for obsolescence                576,881          (576,881)                 -
                                                     ---------------    --------------     --------------

Total current assets                                      1,215,404         9,834,596         11,050,000

Property and equipment, net of accumulated
   depreciation                                           1,008,596        (1,008,596)                 -
Deposits                                                    113,189          (113,189)                 -
Cash  in escrow                                                   -         1,250,000          1,250.000
                                                     ---------------    --------------     --------------

                                                         $2,337,189      $  9,962,811       $ 12,300,000
                                                     ===============    ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                       $  121,428      $    (95,059)      $     26,369
  Accrued expenses                                          498,502           550,356          1,048,858
  Notes payable                                              98,086                 -             98,086
  Deferred revenue                                           96,890           (14,669)            82,221
                                                     ---------------    --------------     --------------
Total current liabilities                                   814,906           440,628          1,255,534

Stockholders' equity                                      1,522,283         9,522,183         11,044.466
                                                     ---------------    --------------     --------------
                                                         $2,337,189      $  9,962,811       $ 12,300,000
                                                     ===============    ==============     ==============


The closing of the transaction with Pyxis is subject to the approval of the Company's shareholders and to other customary closing conditions. The Company anticipates that the transaction will close prior to the end of its fourth quarter ending December 31, 1999. The Company also anticipates distributing a substantial portion of the closing proceeds during the first quarter of the fiscal year 2000.

If the sale to Pyxis closes, the Company's management intends to pursue a business plan aimed at effecting a business combination with an operating business. Any such business combination would depend on the availability of attractive candidates and the Company's ability to consummate such a business combination. To date, the Company has not identified any such candidate. The Company does not have any immediate plans to dissolve the Company if the sale of substantially all of its assets to Pyxis closes and any such dissolution would require the prior approval of the Company's shareholders.

The terms and conditions of the proposed sale to Pyxis are contained in the Asset Purchase Agreement, a copy of which has been filed as Exhibit 10.83 to the Company's Current Report on Form 8-K dated October 15, 1999, and which is incorporated herein by reference in its entirety. The description of the terms and conditions of the proposed sale to Pyxis and of the Asset Purchase Agreement is qualified in its entirety by, and made subject to, the more complete information set forth in that Exhibit.

In light of its agreement with Pyxis, the Company is not seeking any type of financing or sale alternatives.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


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

AGREEMENT WITH PYXIS

The Company announced on October 15, 1999 that it has agreed to sell substantially all of its assets to Pyxis Corporation, a subsidiary of Cardinal Health, Inc. of Dublin, Ohio ("Pyxis"). In consideration for the sale, the Company will receive $12.5 million in cash and Pyxis will assume certain of the Company's liabilities. The cash purchase price is subject to certain closing and post-closing adjustments including required payments to third parties. Moreover, $1.25 million of the cash purchase price will be held in escrow for a period of approximately two years and would be available to settle potential indemnification claims.

The closing of the transaction with Pyxis is subject to the approval of the Company's shareholders and to other customary closing conditions. The Company anticipates that the transaction will close prior to the end of its fourth quarter ending December 31, 1999. The Company also anticipates distributing a substantial portion of the closing proceeds during the first quarter of the fiscal year 2000.

If the sale to Pyxis closes, the Company's management intends to pursue a business plan aimed at effecting a business combination with an operating business. Any such business combination would depend on the availability of attractive candidates and the Company's ability to consummate such a business combination. To date, the Company has not identified any such candidate. The Company does not have any immediate plans to dissolve the Company if the sale of substantially all of its assets to Pyxis closes and any such dissolution would require the prior approval of the Company's shareholders.

The terms and conditions of the proposed sale to Pyxis are contained in the Asset Purchase Agreement, a copy of which has been filed as Exhibit 10.83 to the Company's Current Report on Form 8-K dated October 15, 1999, and which is incorporated herein by reference in its entirety. The description of the terms and conditions of the proposed sale to Pyxis and of the Asset Purchase Agreement is qualified in its entirety by, and made subject to, the more complete information set forth in that Exhibit.

In light of its agreement with Pyxis, the Company is not seeking any type of financing or sale alternatives.

LIQUIDITY AND CAPITAL RESOURCES

The remaining backlog at September 30, 1999 consists of approximately $150,000 of annual rental revenues, one half of which should become operational by year end and the remainder in the first quarter of next year. At that point, the Company expects to have 64 robots on rental in its US customer base, providing a stream of on-going revenues.

As a result of the termination of the Otis Elevator Company ("Otis") agreement, the Company has received seven robots from Otis during the first three quarters of 1999 at a cost of $1 each. In addition, during the third and fourth quarters of 1999, the Company has repurchased nine robots, which are currently rented to hospitals, from HTLP for an aggregate of $81,000. Assuming these rentals continue, the Company estimates that these robots would generate approximately $100,000 in rental revenue in 1999. Also, the Company believes it has in inventory most of the parts necessary to perform routine maintenance and repairs on its rental robots in 1999.

Although the Company is operating at below a cash break-even level, management believes that at the Company's current level of operations, it will have sufficient cash to maintain operations through year end.

In October 1998, the Company announced an investigation to determine the extent to which KPM Inc. ("KPM"), the Company's former payroll service, misappropriated Company funds which KPM was required to pay to the IRS with respect to Company employment taxes. Under the Internal Revenue Code, the Company was liable for the payment of these unpaid taxes, as well as interest and penalties assessed, if any. The Company had initially estimated these unpaid taxes to be approximately $1,000,000 exclusive of interest and penalties.

The Company announced on August 26, 1999 that it reached a settlement with the Internal Revenue Service (the "IRS") regarding claims by the IRS for unpaid payroll taxes arising out of the apparent misappropriation of funds by KPM. The Company paid $100,067, including interest, to the Internal Revenue Service in full payment of the IRS claims. In addition, the Company agreed with the IRS to forego the use of $2,710,432 of net operating loss carryforwards.

At December 31, 1998, the Company had estimated that it could settle the IRS claims for approximately $150,000 and this amount was included as part of accrued expenses and selling, general and administrative expenses in the 1998 financial statements. The estimate exceeds the agreed to payment by $50,000. This excess amount was credited to selling, general and administrative expenses in the Company's financial statements in the third quarter ended September 30, 1999.

RESULTS OF OPERATIONS

REVENUES

Total revenue before research and development contracts decreased by $862,595 or 60% from the three month period ended September 30, 1998 compared to the three month period ended September 30, 1999. Rental revenues decreased by $200,331 or 27%; sales revenues decreased by $662,264 or 97%.

Total revenues decreased by $635,644 or 21% from the nine month period ended September 30, 1998 compared to the nine month period ended September 30, 1999. Rental revenues decreased by $370,675 or 17% and sales revenues decreased by $264,969 or 34%.

Sales revenue in the three months ended September 30, 1999 included no robot sales compared to four sales in 1998. The decrease in rental revenues for both the three and nine months ended September 30, 1999 reflects the sale of three rental robots in late 1998 and the sale of three robots in the first quarter of 1999, coupled with the net return of twelve robots during the nine months ended September 30, 1999. The total rental fleet at September 30, 1999 stands at 60 units.

The Company also earned revenue from research and development contracts of $45,268 and $271,183 for the three and nine months ended September 30, 1998. There were no research and development contracts in process in the three and nine months ended September 30, 1999.

COST OF REVENUES

Cost of revenues before research and development costs decreased by $426,988 or 54% from the three month period ended September 30, 1998 compared to the three month period ended September 30, 1999. Cost of revenues decreased by $513,879 or 28% from the nine months ended September 30, 1998 compared to the nine months ended September 30, 1999. These changes in cost of revenue reflect the changes in sales and rental revenue discussed above.

GROSS PROFIT

Gross profit decreased by 67% or $415,545 from the three months ended September 30, 1998 compared to the three months ended September 30, 1999. Gross profit decreased by 9% or $101,703 from the nine months ended September 30, 1998 compared to the nine months ended September 30, 1999. The decrease in gross profit percentage and dollars reflects no robot sales and reduced component product sales during the quarter ended September 30, 1999 and the fact that six of the Company's rental units were returned during that quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses decreased by $56,096 or 11% from the three months ended September 30, 1998 compared to the three months ended September 30, 1999. Selling, General and Administrative Expenses decreased by $235,858 or 15% from the nine months ended September 30, 1998 compared to the nine months ended September 30, 1999. The decrease reflects the Company's ongoing efforts to reduce costs.

INTEREST EXPENSE, INTEREST INCOME AND OTHER INCOME

Interest expense decreased for both the three month and nine month periods ending September 30, 1999 as compared to the same period ending September 30, 1998. The decrease reflects the reduction in financing obligations.

Vendor forgiveness of debt reflects the savings the Company realized when certain vendors agreed to take less than the amount owed in 1998.

NET INCOME/LOSS

The Company incurred a net loss from continuing operations of $259,173 compared to net income of $115,763 for the three month periods ending September 30, 1999 and 1998, respectively, and incurred a net loss from operations of $351,422 and $456,169 for the nine month periods ending September 30, 1999 and 1998, respectively. These losses reflect the lower gross profit described above and because the Company has not achieved the volume of sales and rentals of HelpMate robots required to cover the overhead expenses associated with the commercialization of its HelpMate systems. Although the decrease in staffing and sales and marketing expenses have reduced losses in fiscal 1998 and the first nine months of 1999, the Company anticipates that such losses will continue until the volume of sales and rentals of HelpMate robots necessary to cover overhead expenses is achieved. As noted above, the overall profitability and cash flow of the Company is highly dependent upon its mix of robot rentals and robot sales (i.e., more robot rentals than sales results in larger losses and a quicker depletion of cash).

NET INCOME/LOSS PER SHARE

Loss per share of common stock for the three months ended September 30, 1999 was $.02 and for 1998 was $.00. Loss per share of common stock for the nine months ended September 30, 1999 and 1998 was $.03 and $.04, respectively. Basic and diluted earnings (loss) per common share is computed according to SFAS 128. It is based on the weighted average number of common shares and common stock equivalent shares outstanding during the period. Shares from the assumed exercise of options and warrants granted by the Company have been included in the computations of earnings per share for all periods unless their inclusion would be antidilutive.

OTHER

For the foreseeable future, the Company does not anticipate paying dividends and the Company anticipates retaining any earnings to fund its operations. See discussion of proposed sale of substantially all the Company's assets as discussed under the heading "Agreement with Pyxis."

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

Inventory and assessment of internal IT and non-IT systems are now complete. All critical IT systems are now compliant. The Company's network servers and all server based software, all accounting related workstations and all accounting software have been tested and necessary upgrades have been applied to insure Y2K compliance of these systems. All other workstations and software have been tested and the Company has completed the installation of all necessary patches or upgrades. All applicable non-IT systems have been tested and confirmed as compliant. The non-IT systems, which were tested, are the Company's telephone and voice messaging system and perimeter security system. Finally, all analytical instruments required for manufacture and repair of the HelpMate system have been verified as being compliant as well.

In February of 1999, the Company sent Y2K compliance surveys to all of its customers, key vendors and suppliers. In this survey the Company requested status of compliance awareness, assessment, renovation, validation, and implementation for internal systems and infrastructure and for their key vendors. All of the Company's key vendors and suppliers have responded and all are either currently compliant or will be fully compliant prior to December 31, 1999. Approximately fifty percent of the Company's customers responded to our initial survey request. In May of 1999, the Company sent a second request to the remaining customers and have received responses from all of them. All customers who have responded expect to have all critical systems compliant prior to December 31, 1999. The Company will continue to monitor the progress of our customers whose critical systems are not yet compliant.

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

FORWARD LOOKING STATEMENTS

Statements made in this report regarding (a) the projection of revenues, income, earning per share, capital expenditures, dividends or other financial items, (b) the plans and objectives of management for the Company's future operations, (c) the future economic performance of the Company, and (d) statements regarding the assumptions underlying or relating to the foregoing items are forward-looking statements. Forward-looking statements are contained in this report, including under the sections entitled "Basis of Presentation"; "Management's Discussion and Analysis"; -- Agreement with Pyxis -- Liquidity and Capital Resources --- Net Losses; -- Other - and "Year 2000 Readiness." There are important factors that could cause the actual results to differ materially from those in the forward-looking statements. These important factors include the following: (a) if the mix of robot rentals versus sales changes; (b) if there are substantial returns of robots currently on rental or if the Company is unable to place returned robots with new customers; (c) if there is a substantial reduction in the aggregate number of hours for which robots are rented; (d) if existing orders in backlog are canceled; (e) if the Company's own order/installation forecast changes; (f) if the Company is unable to purchase the robots from HTLP;
(g) if the Company is unable to sustain its current level of operations;(h) if the Company's financial condition negatively impacts the Company's reputation in the marketplace and consequently negatively impacts order receipts; (i) if the Company is unable to complete the sale of substantially all of its assets to Pyxis; (j) if customers or vendors have year 2000 issues which adversely affect the Company; (k) if the Company is unable to effect a business combination with an operating company if the transaction with Pyxis closes; and (l) if the Company's agreement with Pyxis is terminated under certain circumstances.

                           PART II - OTHER INFORMATION





ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITs

         Asset Purchase Agreement between the Company and Pyxis Corporation dated October 14, 1999, incorporated by reference to Exhibit 10.83 of the Company's current report on Form 8-K dated October 15, 1999.

(B)      REPORTS ON FORM 8-K

         A report on Form 8-K dated August 26, 1999 was filed with the SEC reporting the Company's settlement with the Internal Revenue Service (the "IRS') regarding claims by the IRS for unpaid payroll taxes arising out of the apparent misappropriation of funds by KPM Inc. of Brookfield, CT

         A report on Form 8-K dated October 15, 1999 was filed with the SEC reporting upon an agreement to sell the Company's assets to Pyxis Corporation.

                                    SIGNATURE


In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

HelpMate Robotics Inc.


Date:  November 5, 1999              /s/  JOSEPH F. ENGELBERGER
                                     --------------------------
                                     Joseph F. Engelberger
                                     Chairman ,Chief Executive Officer
                                     and Chief Financial Officer