Form 10QSB/A
period 1999-09-30
HELPMATE ROBOTICS INC
filed 1999-11-15
CIK 1003472

                                   FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
(Mark One)

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