Form 10KSB/A
period 1998-12-31
HELPMATE ROBOTICS INC
filed 1999-12-14
CIK 1003472

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(MARK ONE)

  X      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
----     EXCHANGE ACT OF 1934


         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  --
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.
                                                                      ---
The registrant had revenues totaling $4,546,574 during the fiscal year ended December 31, 1998.

The aggregate market value of the voting stock held by non-affiliates as of March 10, 1999 was approximately $3,970,000.

The number of shares outstanding of the registrant's common stock as of March 10, 1999 is 14,201,402 shares.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check One)  Yes         No  X
                                                              ----       ----

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

FORM AND YEAR OF ORGANIZATION

HelpMate Robotics Inc. (the "Company"), a Connecticut corporation, was co-founded in 1984 as a robotics "think-tank" by its chairman, Joseph F. Engelberger. During its early years, the Company's primary focus was contract engineering and research and development for third parties. Through the years, however, the focus of the Company has evolved into the development of commercial applications for autonomous robotic products with the HelpMate-Registered Trademark- robotic courier, the flagship product of the Company, becoming its namesake.

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

HELPMATE-Registered Trademark- - THE FLAGSHIP PRODUCT

The Company's flagship product is the HelpMate-Registered Trademark- robotic courier, an intelligent, self-navigating, battery-powered robot used for automated materials transport. The HelpMate is approximately 4 1/2 feet tall by 2 1/2 feet square, weighs over six hundred pounds, has a payload capacity of approximately six cubic feet and can be dispatched by users from an ATM-like screen and keyboard located on its back control panel. HelpMate development began in 1987, and, following extensive testing at Danbury Hospital in Connecticut, the first HelpMate became operational there in 1991.

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

LOSSES

The Company incurred a net loss of $452,862 and $2,243,471 for each of the years ended December 31, 1998 and 1997, respectively. These losses were sustained primarily because the Company has not achieved the volume and mix of sales and rentals of HelpMates required to cover the overhead expenses associated with the commercialization of its HelpMate systems. Although the decrease in staffing and sales and marketing expense have reduced losses during fiscal 1998, the Company anticipates that such losses will continue until the volume of sales and rentals of HelpMates necessary to cover overhead expenses is achieved. As noted above, the overall profitability and cash flow of the Company is highly dependent upon its mix of robot rentals, i.e., more robot rentals than sales results in larger losses and a quicker depletion of cash.

LOSS PER SHARE

Loss per share for the years ended December 31, 1998 and 1997 was ($0.04) and ($0.36), respectively. Basic and diluted loss per common share is computed based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, as adjusted for the stock split that occurred in conjunction with the initial public offering. Shares from the assumed exercise of options and warrants granted by the Company have been included in the computations of earnings per share for all periods unless their inclusion would be anti-dilutive.

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

Mr. Cordano has been employed with the Company in various engineering capacities since 1990 and during the past two years he has served as the Company's Vice President of Engineering.

Mr. Cote has been a director of the Company since August 1997. Currently Mr. Cote is an independent business consultant. Prior to that Mr. Cote served as co-president and chief operating officer of Prospect Street Ventures, a venture capital firm, until 1998.

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

STOCK OPTION COMMITTEE. The Stock Option Committee met twice in 1998. The Stock Option Committee is responsible for administering the Company's 1984, 1988 and 1995 Stock Option Plans. The Board has appointed Messrs. Cote and Sall to the Stock Option Committee.

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation awarded to, earned by, or paid to the Company's chief executive officer and each other executive officer and employee whose salary and bonus for the fiscal year ended December 31, 1998 exceeded $100,000.

                                                                                       SECURITIES UNDERLYING
        NAME AND POSITION                   FISCAL YEAR               SALARY                    OPTIONS


      Joseph F. Engelberger                     1998               $ 81,250                       98,750
      Chairman and Chief
      Executive Officer                         1997                100,000                       55,000

                                                1996                100,000                            0

      Thomas K. Sweeny                          1998               $107,873                      138,125
      President (1)
                                                1997                150,000                       58,125

                                                1996                150,000                            0

      Fred T. Cordano                           1998               $103,000                       65,300
      Vice President of
      Manufacturing                             1997                103,000                       22,745

                                                1996                101,750                            0



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


                            SHARES ACQUIRED UPON        NUMBER OF SECURITIES
                            EXERCISE OF OPTIONS         UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN THE
                                   DURING                     OPTIONS AT                 MONEY OPTIONS AT
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

                                                                     SHARES TO BE          PERCENT
                  BENEFICIAL OWNER                                 BENEFICIALLY OWNED     OWNERSHIP

      Connecticut Financial Developments, LP                            1,014,188           7.14%

      Transitions Two Limited Partnership (1)                             451,234           3.17%

      Robert Gault (2)                                                    806,061           5.60%

      Gabriel Kaplan (3)                                                1,209,091           8.34%

      The Boston Group, LP (4)                                          2,411,866          14.52%

      Connecticut Innovations, Incorporated (5)                         3,078,675          20.42%

      Joseph F. Engelberger(6)                                          1,994,374          13.57%

      Fred T. Cordano(7)                                                   26,555             (9)

      Howard E. Motter (8)                                                      0              0%

      Joseph G. Cote (8)                                                        0              0%

      Theodore Sall(8)                                                      3,000             (9)

      Sheldon Sandler (8)                                                       0              0%

      All Directors and Officers as a Group (6)(7)(8)                   2,020,929          13.73%



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



NO.      DESCRIPTION OF EXHIBIT

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



NO.      DESCRIPTION OF EXHIBIT

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

(Registrant) HelpMate Robotics Inc.

By:  /s/ Joseph F. Engelberger
     -------------------------
     Joseph F. Engelberger, Chairman, President,
     Chief Executive Officer and Principal
     Financial and Accounting Officer                    Date  December 14, 1999

INDEX TO FINANCIAL STATEMENTS


Audited Financial Statements:
Report of Independent Public Accountants for the year ended December 31, 1998 and 1997----------------------------------------------------------------------------- F-2
Balance sheet at December 31, 1998 -------------------------------------------------- F-3
Statements of operations for the years ended December 31, 1998 and 1997-------------- F-4
Statements of cash flows for the years ended December 31, 1998 and 1997-------------- F-5
Statements of stockholders' equity (deficit) for the years ended
December 31, 1998 and 1997----------------------------------------------------------- F-6
Notes to Financial Statements-------------------------------------------------------- F-7


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company is liable for certain payroll taxes along with interest and penalties assessed, if any, under the Internal Revenue Code as a result of the failure of their former payroll company to remit these taxes to the Internal Revenue Service. Failure to reach a compromise on this matter on terms favorable to the Company raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 11.

                                               Arthur Andersen LLP

Hartford, Connecticut
March  22, 1999

                             HelpMate Robotics Inc.

                                  Balance Sheet

                                December 31, 1998


ASSETS
Current assets:

  Cash and cash equivalents                                                      $    440,379
  Accounts receivable, net of allowance for doubtful accounts of $50,000              802,862
  Inventory, net of reserve for obsolescence of $170,000                              395,975
                                                                                 ------------
Total current assets                                                                1,639,216

Installation costs, net of accumulated amortization of $811,675                        95,793
Equipment leased to others, net (Note 3)                                            1,111,515
Property and equipment, net (Note 3)                                                  312,723
Deposits                                                                              130,160
                                                                                 ------------
                                                                                 $  3,289,407

                                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                               $     91,587
  Accrued expenses                                                                    663,764
  Accrued employee benefits                                                            97,195
  Current portion notes payable (Note 6)                                              322,448
  Deferred revenue (Note 4)                                                            49,817
                                                                                 ------------
Total current liabilities                                                           1,224,811

Deferred revenue, less current portion (Note 4)                                       217,837
Notes payable, less current portion (Note 6)                                           66,999
                                                                                 ------------
Total liabilities
                                                                                    1,509,647

                                                                                 ------------

Commitments and contingencies (Note 11)

Stockholders' equity (Note 8):

  Common stock, no par value; 40,000,000 shares authorized;  14,004,773 shares

   issued and outstanding                                                          19,509,049
  Capital surplus                                                                   5,232,012
  Accumulated deficit                                                             (22,961,301)
                                                                                 ------------
Total stockholders' equity                                                          1,779,760

                                                                                 ------------
                                                                                 $  3,289,407

                                                                                 ============



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

                             HelpMate Robotics Inc.

                            Statements of Operations

                     Years ended December 31, 1998 and 1997


                                                                     1998             1997
                                                                     ----             ----

Revenues:

  Sales revenues                                                  $  1,376,101    $  1,256,104
  Rental revenues                                                    2,899,290       2,082,705
  Research and development contracts  (net)                            271,183         308,700
                                                                  ------------    ------------
Total revenues                                                       4,546,574       3,647,509

Cost of revenues:

  Cost of sales                                                        710,775         764,565
  Cost of rentals                                                    1,788,707       1,259,036
  Cost of research and development contracts                           299,185         308,700
                                                                  ------------    ------------
Total costs of revenues                                              2,798,667       2,332,301
                                                                  ------------    ------------

Gross profit                                                         1,747,907       1,315,208

Operating expenses:

  Selling, general and administrative                                2,205,343       3,538,254
                                                                  ------------    ------------

Operating loss                                                        (457,436)     (2,223,046)

Interest expense                                                      (183,025)       (256,488)
Interest income                                                         29,642          12,864
Other income                                                            19,830          24,204
                                                                  ------------    ------------

Net loss before extraordinary item                                    (590,989)     (2,442,466)

Extraordinary item-vendor forgiveness of debt (Note 6)                 138,127         198,995
                                                                  ------------    ------------
Net loss                                                          $   (452,862)   $ (2,243,471)
                                                                  ============    ============

Basic and diluted per share amounts:

 Loss before extraordinary item                                   $       (.05)   $       (.39)

 Extraordinary item                                                        .01             .03
                                                                  ------------    ------------

  Net loss applicable to common stock                             $      (0.04)   $      (0.36)
                                                                  ============    ============


Weighted average number of shares of common stock outstanding       11,429,291       6,292,650

                                                                  ============    ============




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             HelpMate Robotics Inc.

                            Statements of Cash Flows

                     Years ended December 31, 1998 and 1997

                                                                               1998             1997
                                                                               ----             ----
OPERATING ACTIVITIES


Net loss                                                                   $  (452,862)   $(2,243,471)
Adjustments  to  reconcile  net  loss  to net  cash  used  by  operating activities:

  Vendor forgiveness of debt                                                  (138,127)      (198,995)
  Provision for doubtful accounts                                                 --           20,000
  Provision for inventory obsolescence                                            --           50,000
  Depreciation and amortization                                                832,605        735,057
Changes in operating accounts:

  (Increase) decrease in accounts receivable                                  (375,700)      (287,370)
  (Increase) decrease in inventory                                             488,156        620,543
  (Increase) decrease in deposits                                              (32,411)        (3,164)
  (Decrease) increase in accounts payable and accrued expenses                 187,694        336,420
  (Decrease) increase in customer advances                                        --          (36,830)
  (Decrease) increase in deferred revenue                                     (261,625)      (258,759)
                                                                           -----------    -----------
                                                                           -----------    -----------
Net cash provided by (used in) operating activities                            247,730     (1,266,569)
                                                                           -----------    -----------

INVESTING ACTIVITIES

Sale of equipment leased to others                                                --        1,958,416
Installation costs                                                            (199,090)      (260,407)
Equipment leased to others                                                    (164,258)    (1,351,832)
Purchase of property and equipment                                              (5,055)        (8,382)
                                                                           -----------    -----------
Net cash (used in) provided by  investing activities                          (368,403)       337,795
                                                                           -----------    -----------

FINANCING ACTIVITIES

Proceeds from issuance of notes payable                                        222,000      1,557,012
Repayments of notes payable                                                   (468,226)      (434,132)
Proceeds from exercise of stock options                                           --            3,364
                                                                           -----------    -----------
Net cash (used in) provided by  financing activities                          (246,226)     1,126,244
                                                                           -----------    -----------

Net (decrease) increase  in cash and cash equivalents                         (366,899)       197,470

Cash at beginning of year                                                      807,278        609,808
                                                                           ===========    ===========
Cash at end of year                                                        $   440,379    $   807,278
                                                                           ===========    ===========

SUPPLEMENTAL INFORMATION:

Conversion of notes, accounts payable and accrued expenses
 to common stock                                                           $ 2,544,545    $      --
                                                                           ===========    ===========
Cash interest paid                                                         $    37,158    $    62,900
                                                                           ===========    ===========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             HelpMate Robotics Inc.

                  Statements of Stockholders' Equity (Deficit)

                           December 31, 1998 and 1997

                                                                                   Accumulated
                                                       Common      Capital Surplus   Deficit           Total
                                                       Stock
                                                     ------------   ------------   ------------    ------------

Balance at December 31, 1996                         $ 16,961,140   $  5,112,226   $(20,264,968)   $  1,808,398

Exercise of stock options (5,524 shares)                    3,364           --             --             3,364

Issuance of stock options below fair market value            --           62,613           --            62,613
                                                     ------------   ------------   ------------    ------------
Net loss                                                     --             --       (2,243,471)     (2,243,471)
                                                     ------------   ------------   ------------    ------------

Balance at December 31, 1997                         $ 16,964,504   $  5,174,839   $(22,508,439)   $   (369,096)

Conversion of notes, accounts payable, and accrued

expenses to common stock                                2,544,545           --             --         2,544,545

Issuance of stock options below fair market value            --           57,173           --            57,173

Net loss                                                     --             --         (452,862)       (452,862)
                                                     ------------   ------------   ------------    ------------

Balance at December 31, 1998                         $ 19,509,049   $  5,232,012   $(22,961,301)   $  1,779,760
                                                     ============   ============   ============    ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             HelpMate Robotics Inc.

                          Notes to Financial Statements

                           December 31, 1998 and 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

HelpMate Robotics Inc. ("HelpMate", "HRI", or the "Company"), was incorporated in May 1984. The Company is primarily engaged in the design, manufacture and sale of the Company's flagship product, the HelpMate(Registered Trademark) robotics courier system, a trackless robotic courier used primarily in the healthcare industry to transport materials. The Company derives revenue from three principal sources: rentals and sales of HelpMates; sales of robotic components such as LabMate, LightRanger and BiSight and from research and development contracts.

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

The Company is liable for the payment of unpaid taxes not remitted by the Company's former payroll company to the Internal Revenue Service as well as interest and penalties assessed, if any. The Company has calculated these unpaid taxes to approximate $1,000,000 exclusive of interest and penalties. The Company anticipates that it will be able to negotiate a settlement with the Internal Revenue Service not to exceed $150,000 and therefore have recorded this amount in Accrued Expenses and Selling, general and administrative expenses in the accompanying 1998 financial statements (Note 11).

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

2.  INVENTORY

Inventory is comprised of the following at December 31, 1998:


               Raw materials                                 $213,160
               Work in process                                199,826
               Finished goods                                 152,989
                                                            ---------
                                                              565,975
               Reserve for obsolescence                      (170,000)
                                                            ---------
                                                             $395,975
                                                            ---------
                                                            ---------



3.  EQUIPMENT LEASED TO OTHERS AND PROPERTY AND EQUIPMENT

Equipment leased to others and property and equipment is comprised of the following at December 31, 1998:


Equipment leased to others                       $ 2,278,258
Less accumulated depreciation and amortization    (1,166,743)
                                                 -----------
  Equipment leased to others, net                $ 1,111,515
                                                 ===========

Furniture and fixtures                           $    90,843
Machinery and equipment                            1,035,012
Leasehold improvements                                26,292
                                                 -----------
                                                   1,152,147

Less accumulated depreciation and amortization      (839,424)
                                                 -----------
  Property and equipment, net                    $   312,723
                                                 ===========



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

5.  VENDOR FORGIVENESS OF DEBT

During the fourth quarter of 1997 and the first quarter of 1998, the Company reached agreements with a majority of its vendors to accept common stock of a reduced cash payment (first $1,000 plus 30% of the outstanding balance) for the amounts owed to them at September 30, 1997. Agreements for common stock and warrants are discussed in Note 6 As a result of agreements received with vendors to accept reduced cash payments, the Company realized extraordinary gains of $138,127 in 1998 and $198,995 in 1997.

6.  NOTES PAYABLE

Notes Payable is comprised of the following at December 31, 1998:


Secured notes payable at12.2%          $  47,848
Secured notes payable to HTLP at 24%     341,599
                                       ---------
                                         389,447

Less - current portion                  (322,448)
                                       ---------
                                       $  66,999
                                       ---------
                                       ---------



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

7.  INCOME TAXES

Significant components of the Company's deferred tax assets as of December 31, 1998 are as follows


               Net operating loss carryforwards                             $7,454,681
               Allowance for doubtful accounts                                  28,000
               Reserve for inventory obsolescence                               68,000
               Compensation expense                                             12,044
               Vacation accrual                                                 38,878
               Equipment leased to others                                      180,000
               Other                                                            82,869
                                                                       ------------------
               Total deferred tax assets                                     7,864,472
               Valuation allowance for deferred tax assets                  (7,864,472)
                                                                       ------------------
               Amount recognized in the financial statements               $         -
                                                                       ------------------
                                                                       ------------------



The valuation allowance decreased by approximately $700,000 during the year ended December 31, 1998 primarily due to options canceled and expired during the year.

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



Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been as follows:


                                                       1998               1997
                                                       ----               ----

Net loss
  As reported                                     $  (452,862)   $  (2,243,471)
  Pro forma                                          (484,031)      (2,255,612)
Basic and diluted net loss per common share

  As reported                                     $     (.04)    $       (.36)
  Pro forma                                             (.04)    $       (.36)



A summary of the status of the Company's stock option plan at December 31, 1998 and 1997 and changes during the years then ended is presented in the table and narrative below.

                                                     1998                                  1997
                                        -------------------------------   --------------------------------

                                                      Weighted                               Weighted
                                                       Average                                Average
                                          Shares    Exercise Price          Shares         Exercise Price
                                         --------   --------------          ----------     --------------


Outstanding, beginning of year            483,086          $1.30              218,613               $1.71
Granted                                   549,175           0.17              273,699                0.96
Exercised                                    -               -                 (5,524)               0.61
Canceled/expired                         (379,291)          1.60               (3,702)               0.81
                                         ---------         ----               -------                ----

Outstanding, end of year                  652,970          $0.18              483,086               $1.30
                                          =======          =====              =======               =====

Exerciseable, end of year                 269,277          $0.17              200,656               $0.72
                                          =======          =====              =======               =====
Weighted average fair value
 of options granted                                        $0.17                                    $1.04
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

In January 1996, the Company and CII agreed that during the two-year period commencing on the closing of the Company's initial public offering, the obligation (described in (i) in the preceding paragraph) to pay a royalty at a rate of five percent of sales of Sponsored Products would be reduced so that the payment with respect thereto would not exceed the greater of (i) one and one-half percent of the net sales of Sponsored Products or (ii) twenty percent (20%) of the Company's pre-tax profits (but in no event would such payment be more than five percent of net sales of Sponsored Products). In addition, the Company will receive a credit of $300,000 against the $2,205,000 royalty obligation. In consideration of this modification, the Company issued to CII 50,000 shares of its Common Stock and a warrant to purchase 25,000 additional shares at $5.75 per share immediately prior to the closing of the Company's initial public offering. In addition, the Company may, at its option, extend the period permitting reduced royalty payments for an additional two years and receive another $300,000 credit against the royalty obligation by issuing to CII an additional 50,000 shares of Common Stock and warrants to purchase an additional 25,000 shares exercisable at $5.75 per share. Under theagreement, if the Company relocates its business outside the State of Connecticut, among other things, the

Company must grant CII a nonexclusive right to all existing and future patents pertaining to the Sponsored Products. CII also may exercise a nonexclusive, worldwide and royalty-free license to manufacture, use and sell the Sponsored Products and to use all patent and trademark rights, technical information and know-how relating to the Sponsored Products in the event the Company defaults under the agreement.

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

Future minimum lease payments as of December 31, 1998 are as follows:


                 1999                                                 $187,500
                 2000                                                  187,500
                 2001                                                   15,625
                                                                    -----------
                                                                      $390,625
                                                                    ===========



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

12. QUATERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                       First Quarter    Second Quarter   Third Quarter    Fourth Quarter
                       -------------    --------------   -------------    --------------

1998

Accumulated Deficit-
 Beginning of Period        $(22,508)       $(22,798)       $(23,080)       $(22,964)
Accumulated Deficit-
 End of Period               (22,798)        (23,080)        (22,964)        (22,961)
Stockholders' Equity            (442)          1,553           1,708           1,780
Net Income (Loss)               (290)           (282)            116               3
Net Income (Loss) per
Share                       $  (0.04)       $  (0.03)       $   --          $   --

1997

Accumulated Deficit-
 Beginning of Period        $(20,265)       $(20,862)       $(21,806)       $(22,149)
Accumulated Deficit-
 End of Period               (20,862)        (21,806)        (22,149)        (22,508)
Stockholders' Equity           1,215             271              72            (369)
Net Loss                        (597)           (944)           (343)           (359)
Net Loss per Share          $  (0.10)       $  (0.15)       $  (0.05)       $  (0.06)
