Form 10QSB/A
period 1999-09-30
HELPMATE ROBOTICS INC
filed 1999-12-14
CIK 1003472

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                        QUARTERLY OR TRANSITIONAL REPORT

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

 (Mark One)

     X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---------         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1999

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---------         SECURITIES EXCHANGE ACT OF 1934)

                  For the transition period from___________ to ____________

                         Commission File Number 1-14160

                             HelpMate Robotics Inc.

                     (Exact name of small business issuer as

                            specified in its charter)

                  CONNECTICUT                               06-1110906
                  (State or other jurisdiction              (I.R.S. Employer
                  of incorporation or organization          Identification No.)

                  SHELTER ROCK LANE; DANBURY, CONNECTICUT; 06810
                    (Address of principal executive offices)

                                         (203) 798-8988
                                   --------------------------
                                   (Issuer's telephone number)

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


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             HelpMate Robotics Inc.
                                    Condensed

                            Balance Sheet (Unaudited)

                               September 30, 1999


ASSETS
Current assets:

  Cash                                                                                         $ 399,025
  Accounts receivable, net of allowance for doubtful accounts of $50,000                         239,498
  Inventory,  net of reserve for obsolescence of  $170,000                                       576,881
                                                                                            -------------
Total current assets                                                                           1,215,404

Installation costs, net of accumulated depreciation of $660,712                                   30,435
Equipment leased to others, net of accumulated depreciation of  $1,017,644                       706,863
Property and equipment, net of accumulated depreciation of $911,005                              271,298
Deposits                                                                                         113,189
                                                                                            -------------
                                                                                              $2,337,189
                                                                                            -------------
                                                                                            -------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                                             $ 121,428
  Accrued expenses                                                                               382,986
  Accrued employee benefits                                                                      115,516
  Notes payable                                                                                   98,086
  Deferred revenue                                                                                96,890
                                                                                            -------------
Total current liabilities                                                                      $ 814,906
                                                                                            -------------


Stockholders' equity:

  Common stock, no par value;  40,000,000 shares authorized;  14,372,152 shares issued
   and outstanding                                                                            19,602,994
  Capital surplus                                                                              5,232,012
  Accumulated deficit                                                                       (23,312,723)

                                                                                            -------------
Total stockholders' equity                                                                     1,522,283

                                                                                            -------------
                                                                                              $2,337,189

                                                                                            -------------
                                                                                            -------------



SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

                      Statements of Operations (Unaudited)
                                    Condensed

                 Three months ended September 30, 1999 and 1998


                                                               Three months ended September 30,

                                                                     1999             1998
                                                                     ----             ----

Revenues:

  Sales revenues                                                 $     19,015     $    681,279
  Rental revenues                                                     545,881          746,212
  Research and development contracts                                     --             45,268
                                                                 ------------     ------------
Total revenues                                                        564,896        1,472,759
                                                                 ------------     ------------

Cost of revenues:

  Cost of sales                                                        28,321          351,676
  Cost of rental revenues                                             333,002          436,635
  Cost of research and development contracts                             --             65,330
                                                                 ------------     ------------
Total costs of revenues                                               361,323          853,641
                                                                 ------------     ------------

Gross profit                                                          203,573          619,118

Selling, general and administrative expenses                          474,204          530,300
                                                                 ------------     ------------


Operating (loss) income                                              (270,631)          88,818

Other income (expense):

 Interest income                                                        7,836            5,473
 Interest expense                                                      (8,509)         (28,428)
 Other income                                                          12,131             --
                                                                 ------------     ------------

Net (loss) income before extraordinary item                          (259,173)          65,863

Extraordinary item-vendor forgiveness of debt (Note 6)                   --             49,900
                                                                 ============     ============
Net (loss) income                                                $   (259,173)    $    115,763
                                                                 ============     ============

Basic and diluted per share amounts:

 (Loss) income before extraordinary item                         $       (.02)    $       --
 Extraordinary item                                                      --               --
                                                                 ------------     ------------

Basic and diluted loss per share                                 $       (.02)    $       --
                                                                 ============     ============
Weighted average number of shares of common stock outstanding      14,296,629       13,770,530
                                                                 ============     ============



SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

                      Statements of Operations (Unaudited)
                                    Condensed

                  Nine months ended September 30, 1999 and 1998


                                                              Nine months ended September 30,

                                                                  1999               1998
                                                                  ----               ----

Revenues:

  Sales revenues                                                 $    519,127     $    784,096
  Rental revenues                                                   1,806,886        2,177,561
  Research and development contracts                                     --            271,183
                                                                 ------------     ------------
Total revenues                                                      2,326,013        3,232,840
                                                                 ------------     ------------

Cost of revenues:

  Cost of sales                                                       190,682          402,758
  Cost of rental revenues                                           1,107,068        1,408,871
  Cost of research and development contracts                             --            291,245
                                                                 ------------     ------------
Total costs of revenues                                             1,297,750        2,102,874
                                                                 ------------     ------------

Gross profit                                                        1,028,263        1,129,966

Selling, general and administrative expenses                        1,372,530        1,608,388
                                                                 ------------     ------------

Operating loss                                                       (344,267)        (478,422)

Other income (expense):

 Interest income                                                       21,897           23,829
 Interest expense                                                     (41,183)        (159,458)
 Other income                                                          12,131           19,755
                                                                 ------------     ------------

Net loss before extraordinary item                                   (351,422)        (456,169)

Extraordinary item-vendor forgiveness of debt (Note 6)                   --            138,127
                                                                 ------------     ------------
Net loss                                                         $   (351,422)    $   (456,256)
                                                                 ============     ============

Basic and diluted per share amounts:

 Loss before extraordinary item                                  $       (.03)    $       (.05)
 Extraordinary item                                                      --                .01
                                                                 ------------     ------------

Basic and diluted loss per share                                 $       (.03)    $       (.04)
                                                                 ============     ============
Weighted average number of shares of common stock outstanding      14,276,238       10,623,564
                                                                 ============     ============



SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.
                                    Condensed

                  Statement of Stockholders' Equity (Unaudited)
                               September 30, 1999


                                                                                        Accumulated
                                                   Common Stock     Capital Surplus        Deficit          Total
                                                   --------------   ----------------    --------------    ------------

Balance at December 31, 1998                        $ 19,509,049      $  5,232,012      $(22,961,301)      $  1,779,760

Conversion of accrued expenses to common stock            64,888              --                --               64,888

Exercise of stock options                                 29,057              --                --               29,057

Net loss                                                    --                --            (351,422)          (351,422)
                                                    ------------      ------------      ------------       ------------

Balance on September 30, 1999                       $ 19,602,994      $  5,232,012      $(23,312,723)      $  1,522,283
                                                    ============      ============      ============       ============



SEE ACCOMPANY NOTES

                             HelpMate Robotics Inc.

                      Statements of Cash Flows (Unaudited)
                                    Condensed

                  Nine months ended September 30, 1999 and 1998


                                                                         Nine months ended September 30,

                                                                               1999            1998
                                                                               ----            ----


OPERATING ACTIVITIES

Net loss                                                                    $  (351,422)    $  (456,169)
Adjustments  to  reconcile  net loss to net cash  provided by  operating activities:

  Depreciation                                                                  422,471         644,419
  Vendor forgiveness of debt                                                       --          (138,127)
Changes in operating accounts:

  Decrease in accounts receivable                                               563,364          10,922
  (Increase) decrease in inventory                                             (180,906)        496,566
  Decrease (increase)  in deposits                                               16,971         (32,411)
  (Decrease) increase in accounts payable and accrued expenses                 (167,728)         78,559
  Decrease in deferred revenue                                                 (170,764)       (218,695)
  Increase in customer advances                                                    --              --
                                                                            -----------     -----------
Net cash provided by operating activities                                       131,986         385,064
                                                                            -----------     -----------

INVESTING ACTIVITIES

Installation costs                                                              (35,649)       (224,996)
Equipment leased to others                                                      154,769        (351,638)
Purchase of property and equipment                                              (30,156)         (5,054)
                                                                            -----------     -----------
Net cash provided by (used in) investing activities                              88,964        (581,688)
                                                                            -----------     -----------

FINANCING ACTIVITIES

Repayments of notes payable                                                    (291,361)       (375,902)
Proceeds from exercise of stock options                                          29,057            --
Proceeds from issuance of notes                                                    --           222,000
                                                                            -----------     -----------
Net cash used in financing activities                                          (262,304)       (153,902)
                                                                            -----------     -----------

Net decrease in cash and cash equivalents                                       (41,354)       (350,526)

Cash and cash equivalents at beginning of period                                440,379         807,278
                                                                            -----------     -----------
Cash and cash equivalents at end of period                                  $   399,025     $   456,753
                                                                            ===========     ===========
Supplemental non-cash financing activities:
  Conversion of accrued expenses to common stock                            $    64,888     $ 2,475,793
                                                                            ===========     ===========



SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1999

BASIS OF PRESENTATION

HelpMate Robotics Inc. ("HelpMate", "HRI", or the "Company"), was incorporated in May 1984. The Company is primarily engaged in the design, manufacture and sale of the Company's flagship product, the HelpMate-Registered Trademark-robotics courier system, a trackless robotic courier used primarily in the healthcare industry to transport materials. The Company derives revenue primarily from rentals and sales of HelpMate robots. The Company also sells robotic components such as LabMate, LightRanger and BiSight and performs research and development contracts.

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

                             HelpMate Robotics Inc.
                             Pro Forma Balance Sheet
                            As of September 30, 1999


                                                                         Pro forma
                                                       Historical        Adjustments         Pro Forma
                                                       -----------     ---------------     -------------

ASSETS
Current Assets:

                                                                           $(399,025)

Cash                                                       $399,025        11,050,000        $11,050,000
  Accounts receivable, net of allowance for
    doubtful accounts                                       239,498         (239,498)                  -
  Inventory, net of reserve for obsolescence                576,881         (576,881)                  -
                                                     ---------------    --------------     --------------

Total current assets                                      1,215,404         9,834,596         11,050,000

Property and equipment, net of accumulated

   depreciation                                           1,008,596       (1,008,596)                  -
Deposits                                                    113,189         (113,189)                  -
Cash  in escrow                                                   -         1,250,000          1,250.000
                                                     ---------------    --------------     --------------

                                                         $2,337,189        $9,962,811        $12,300,000
                                                     ===============    ==============     ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Accounts payable                                         $121,428        $ (95,059)          $  26,369
  Accrued expenses                                          498,502           550,356          1,048,858
  Notes payable                                              98,086                 -             98,086
  Deferred revenue                                           96,890          (14,669)             82,221
                                                     ---------------    --------------     --------------
Total current liabilities                                   814,906           440,628          1,255,534

Stockholders' equity                                      1,522,283         9,522,183         11,044.466
                                                     ---------------    --------------     --------------
                                                         $2,337,189        $9,962,811        $12,300,000
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

Although the Company is operating at below a cash break-even level, management believes that at the Company's current level of operations, it will have sufficient cash to maintain operations through year end. In the event the proposed sale of the Company's assets to Pyxis closes, as described above, the Company would have sufficient cash to satisfy its liquidity needs for all of the fiscal year ending December 31, 2000. However, in the event the transaction with Pyxis fails to close as contemplated, the Company anticipates that it would run out of cash sometime during January 2000. Although the Company would resume the pursuit of third party financing, management believes the Company would have little realistic prospect for obtaining immediate financing to carry on the Company's business or operations. Accordingly, management believes that the Company would be left with little practical alternative but to consider filing for protection under the federal bankruptcy laws.

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

Although all of the Company's products and internal systems have been tested and confirmed as being Y2K compliant, the Company cannot assure that all of its material third parties will attain Y2K compliance. The Company believes that in the worst case delivery of manufacturing supplies may be delayed. Also, as the Company has no control over utility services, the Company cannot assure that these critical services will function without interruption.

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

HelpMate Robotics Inc.

Date:  December 14, 1999                 /s/  Joseph F. Engelberger
                                         --------------------------
                                         Joseph F. Engelberger
                                         Chairman ,Chief Executive Officer
                                         and Chief Financial Officer