Form 10QSB/A
period 1999-03-31
HELPMATE ROBOTICS INC
filed 1999-12-16
CIK 1003472

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

___________  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934)

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             HelpMate Robotics Inc.
                                    Condensed
                            Balance Sheet (Unaudited)

                                 March 31, 1999

ASSETS
Current assets:
  Cash                                                                                  $     680,509
  Accounts receivable, net of allowance for doubtful accounts of $50,000                      607,147
  Inventory,  net of reserve for obsolescence of  $170,000                                    493,112
                                                                                ----------------------
Total current assets                                                                        1,780,768

Installation costs, net of accumulated amortization of $717,883                                54,273
Equipment leased to others, net of accumulated amortization of $1,103,151                     903,276
Property and equipment, net of accumulated amortization of $863,842                           289,008
Deposits                                                                                      130,160
                                                                                ----------------------
                                                                                        $   3,157,485
                                                                                ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                      $     112,128
  Accrued expenses                                                                            491,219
  Accrued employee benefits                                                                   117,546
  Current portion of notes payable                                                            252,514
  Deferred revenue                                                                            191,140
                                                                                ----------------------
Total current liabilities                                                                   1,164,547

Notes payable, less current portion                                                            39,428
                                                                                ----------------------
Total liabilities                                                                           1,203,975
                                                                                ----------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value; 40,000,000 shares authorized; 14,201,402
   shares issued and outstanding                                                           19,573,937
  Capital surplus                                                                           5,232,012
  Accumulated deficit                                                                    (22,852,439)
                                                                                ----------------------
Total stockholders' equity                                                                  1,953,510
                                                                                ----------------------
                                                                                        $   3,157,485
                                                                                ======================

SEE ACCOMPANYING NOTES

                             HelpMate Robotics Inc.
                                    Condensed
                      Statements of Operations (Unaudited)

                   Three months ended March 31, 1999 and 1998


                                                                     Three months ended March 31
                                                                     ---------------------------

                                                                         1999           1998
                                                                         ----           ----
Revenues:
  Sales revenues                                                       $   428,020     $   57,547
  Rental revenues                                                          679,733        651,250
  Research and development contracts                                             -        111,177
                                                                    ------------------------------
Total revenues                                                           1,107,753        819,974
                                                                    ------------------------------

Cost of revenues:
  Cost of sales                                                            111,456         18,362
  Cost of rental revenues                                                  414,623        463,214
  Cost of research and development contracts                                     -        111,177
                                                                    ------------------------------
Total costs of revenues                                                    526,079        592,753
                                                                    ------------------------------

Gross profit                                                               581,674        227,221

Selling, general and administrative expenses                               459,571        508,139
                                                                    ------------------------------

Operating income (loss)                                                    122,103       (280,918)

Other Income (Expense):
Other income                                                                     -          3,349
Interest expense                                                           (18,844)       (78,381)
Interest income                                                              5,603         12,363
                                                                    ------------------------------

Net income (loss) before extraordinary item                                108,862       (342,587)

Extraordinary item-vendor forgiveness of debt                                    -         52,795
                                                                    ------------------------------
Net income (loss)                                                      $   108,862     $ (288,792)
                                                                    ==============================

Basic and diluted per share amounts:
 Income (loss) before extraordinary item
                                                                       $         -     $     (.05)
 Extraordinary item                                                              -            .01
                                                                    ------------------------------

Basic and diluted loss per share
                                                                       $         -     $     (.04)
                                                                    ==============================
Weighted average number of shares of common stock
 outstanding                                                            14,140,229      6,856,325
                                                                    ==============================

SEE ACCOMPANYING NOTES

                             HelpMate Robotics Inc.
                                    Condensed
                 Statements of Stockholders' Equity (Unaudited)

                    For the three months ended March 31, 1999

                                                                                              Accumulated
                                                        Common Stock     Capital Surplus        Deficit           Total
                                                      ----------------- ------------------- ---------------- -----------------
Balance at December 31, 1997                               $16,964,504          $5,174,839    $(22,508,439)        $(369,096)

Conversion of notes, accounts payable, and accrued
   expenses to common stock                                  2,544,545                   -                -         2,544,545

Issuance of stock options below fair market value                    -              57,173                -            57,173

Net loss                                                             -                   -        (452,862)         (452,862)

Balance at December 31, 1998                                19,509,049           5,232,012     (22,961,301)         1,779,760

  Conversion of accrued expenses to common stock                64,888                   -                -            64,888

  Net income                                                         -                   -          108,862           108,862
                                                      ----------------- ------------------- ---------------- -----------------

   Balance at March 31, 1999                               $19,573,937          $5,232,012    $(22,852,439)        $1,953,510
                                                      ================= =================== ================ =================

SEE ACCOMPANYING NOTES

                             HelpMate Robotics Inc.

                      Statements of Cash Flows (Unaudited)
                                    Condensed
                   Three months ended March 31, 1999 and 1998


                                                                           Three months ended March 31
                                                                           ---------------------------

                                                                              1999            1998
                                                                              ----            ----
OPERATING ACTIVITIES
Net income (loss)                                                             $ 108,862       $(289,792)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
  Vendor debt forgiveness                                                             -         (53,795)
  Depreciation and amortization                                                 159,374         195,287
Changes in operating accounts:
  Decrease in accounts receivable                                               195,715          17,986
  Increase in inventory                                                         (97,137)       (111,575)
  Increase in other assets                                                            -         (27,762)
  (Decrease) increase in accounts payable and accrued expenses                  (66,765)         88,416
  Decrease in deferred revenue                                                  (76,514)        (57,874)
                                                                         --------------- ----------------
Net cash provided by (used in) operating activities                             223,535        (239,109)
                                                                         --------------- ----------------

INVESTING ACTIVITIES
Installation costs                                                                 (397)        (91,673)
Equipment leased to others                                                      115,200          (5,803)
Purchase of property and equipment                                                 (703)              -
                                                                         --------------- ----------------
Net cash provided by (used in) investing activities                             114,100         (97,476)
                                                                         --------------- ----------------

FINANCING ACTIVITIES
Proceeds from issuance of notes                                                       -         222,000
Repayments of notes payable                                                     (97,505)       (174,040)
                                                                         --------------- ----------------
Net cash (used in) provided by financing activities                             (97,505)         47,960
                                                                         --------------- ----------------

Net increase (decrease) in cash and cash equivalents                            240,130        (288,625)

Cash and cash equivalents at beginning of period                                440,379         807,278
                                                                         --------------- ----------------
Cash and cash equivalents at end of period                                    $ 680,509       $ 518,653
                                                                         =============== ================

Supplemental non-cash financing activities:
  Conversion of notes, accounts payable, and accrued expenses to
  common stock                                                                $  64,888       $ 216,898
                                                                         =============== ================

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

HelpMate Robotics Inc.


Date: December 16, 1999                  /s/  Joseph F. Engelberger
                                         ----------------------------
                                         Joseph F. Engelberger, President.
                                         Chief Executive Officer and  Principal
                                         Financial and Accounting Officer