Form 10QSB/A
period 1999-06-30
HELPMATE ROBOTICS INC
filed 1999-12-16
CIK 1003472

                                                                      Appendix F



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

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS.



                             HelpMate Robotics Inc.
                                    Condensed
                            Balance Sheet (Unaudited)

                                  June 30, 1999

ASSETS
Current assets:
  Cash                                                                                $ 763,406
  Accounts receivable, net of allowance for doubtful accounts of $50,000                239,512
  Inventory,  net of reserve for obsolescence of  $170,000                              612,390
                                                                                  --------------
Total current assets                                                                  1,615,308

Installation costs, net of accumulated amortization of $683,415                          31,009
Equipment leased to others, net of accumulated amortization of  $1,084,945              720,244
Property and equipment, net of accumulated amortization of $887,818                     265,597
Deposits                                                                                127,746
                                                                                  ==============
                                                                                     $2,759,904
                                                                                  ==============



LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Accounts payable                                                                      $66,973
  Accrued expenses                                                                      493,289
  Accrued compensation and employee benefits                                            110,334
  Current portion of notes payable                                                      178,776
  Deferred revenue                                                                      147,960
                                                                                  --------------
Total current liabilities                                                             $ 997,332

Notes payable, less current portion                                                      10,174
                                                                                  --------------
Total liabilities                                                                    $1,007,506

Stockholders' equity:
  Common stock, no par value;  40,000,000 shares  authorized;  14,201,402 shares
   issued and outstanding                                                            19,573,937
  Capital surplus                                                                     5,232,012
  Accumulated deficit                                                              (23,053,551)
                                                                                  --------------
Total stockholders' equity                                                            1,752,398
                                                                                  --------------
                                                                                     $2,759,904
                                                                                  ==============


SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.
                                    Condensed
                      Statements of Operations (Unaudited)

                    Three months ended June 30, 1999 and 1998

                                                                     Three Months Ended June 30,
                                                                     ---------------------------

                                                                        1999             1998
                                                                        ----             ----
     Revenues:
       Sales revenues                                                     $ 72,091          $45,270
       Rental revenues                                                     581,273          780,099
       Research and development contracts                                        -          114,738
                                                                   --------------------------------
     Total revenues                                                        653,364          940,107
                                                                   --------------------------------

     Cost of revenues:
       Cost of sales                                                        50,904           32,720
       Cost of rental revenues                                             359,168          509,022
       Cost of research and development contracts                                -          114,738
                                                                   --------------------------------
     Total costs of revenues                                               410,072          656,480
                                                                   --------------------------------

     Gross profit                                                          243,292          283,627

     Operating expenses:
      Selling, general and administrative expenses                         438,696          569,949
                                                                   --------------------------------

     Operating loss                                                      (195,404)        (286,322)

     Other income (expenses):
       Interest income                                                       8,457            6,003
       Interest expense                                                   (13,831)         (52,649)
       Other income                                                              -           16,406
                                                                   --------------------------------

     Net loss before extraordinary income                                (220,778)        (316,562)

     Extraordinary item-vendor forgiveness of debt                               -           34,432
                                                                   ================================
     Net loss                                                           $(220,778)       $(282,130)
                                                                   ================================

     Basic and diluted per share amounts:
      Loss before extraordinary item                                      $  (.01)        $   (.03)
      Extraordinary item                                                         -                -
                                                                   --------------------------------

     Basic and diluted loss per share                                     $  (.01)        $   (.03)
                                                                   ================================
       Weighted average number of shares of common stock
        Outstanding                                                     14,201,402       11,223,909
                                                                   ================================

SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.
                                    Condensed
                      Statements of Operations (Unaudited)

                     Six months ended June 30, 1999 and 1998


                                                                       Six Months Ended June 30,
                                                                       -------------------------

                                                                          1999            1998
                                                                          ----            ----
Revenues:
  Sales revenues                                                           $500,111       $ 102,817
  Rental revenues                                                         1,261,005       1,431,349
  Research and development contracts                                              -         225,915
                                                                      -----------------------------
Total revenues                                                            1,761,116       1,760,081
                                                                      -----------------------------

Cost of revenues:
  Cost of sales                                                             162,360          51,082
  Cost of rental revenues                                                   774,066         972,236
  Cost of research and development contracts                                      -         225,915
                                                                      -----------------------------
Total costs of revenues                                                     936,426       1,249,233
                                                                      -----------------------------

Gross profit                                                                824,690         510,848

Operating expenses:
 Selling, general and administrative expenses                               898,327       1,078,088
                                                                      -----------------------------

Operating loss                                                             (73,637)       (567,240)

Other income (expenses):
 Interest income                                                             14,060          18,366
 Interest expense                                                          (32,673)       (131,030)
 Other income                                                                     -          19,755
                                                                      -----------------------------

Net loss before extraordinary item                                         (92,250)       (660,149)

Extraordinary item-vendor forgiveness of debt                                     -          88,227
                                                                      =============================
Net loss                                                                  $(92,250)      $(571,922)
                                                                      =============================

Basic and diluted per share amounts:

 Loss before extraordinary item                                           $      -            (.07)
 Extraordinary item                                                              -             .01
                                                                      -----------------------------


Basic and diluted loss per share                                                 -       $    (.06)
                                                                      =============================
  Weighted average number of shares of common stock
   Outstanding                                                           14,169,898       9,024,054
                                                                      =============================


SEE ACCOMPANYING NOTES

                             HelpMate Robotics Inc.
                                    Condensed
                 Statements of Stockholders' Equity (Unaudited)

                                  June 30, 1999

                                                                                              Accumulated
                                                        Common Stock     Capital Surplus        Deficit           Total
                                                      -----------------------------------------------------------------------
                 Balance at December 31, 1998              $19,509,049         $ 5,232,012   $ (22,961,301)        $1,779,760

                  Conversion of accrued expenses to
                         common stock                           64,888                   -                -            64,888

                  Net loss                                           -                   -         (92,250)          (92,250)
                                                      -----------------------------------------------------------------------

                   Balance at June 30, 1999                $19,573,937          $5,232,012    $(23,053,551)        $1,752,398
                                                      =======================================================================

SEE ACCOMPANY NOTES

                             HelpMate Robotics Inc.
                                    Condensed
                      Statements of Cash Flows (Unaudited)

                     Six months ended June 30, 1999 and 1998

                                                                             Six Months Ended June 30,
                                                                             -------------------------

                                                                               1999            1998
                                                                               ----            ----
OPERATING ACTIVITIES
Net loss                                                                       $ (92,250)     $(571,922)
Adjustments  to  reconcile  net  loss  to net  cash  used  by  operating activities:
  Vendor forgiveness of debt                                                            -       (88,277)
  Depreciation                                                                    302,933        416,721
Changes in operating accounts:
  Decrease in accounts receivable                                                 563,350         87,518
  (Increase) decrease in inventory                                              (216,415)        242,598
  (Increase) decrease in other assets                                               2,414       (25,329)
  Decrease in accounts payable and accrued expenses                             (117,062)       (85,567)
  Decrease in deferred revenue                                                  (119,694)      (129,495)
  Increase in customer advances                                                         -        211,349
                                                                          ------------------------------
Net cash provided by operating activities                                         323,276         57,596
                                                                          ------------------------------

INVESTING ACTIVITIES
Installation costs                                                               (15,597)      (239,902)
Equipment leased to others                                                        217,113      (301,792)
Purchase of property and equipment                                                (1,268)        (4,549)
                                                                          ------------------------------
Net cash provided by (used in) investing activities                               200,248      (546,243)
                                                                          ------------------------------

FINANCING ACTIVITIES
Repayments of notes payable                                                     (200,497)      (272,363)
Proceeds from issuance of notes                                                         -        222,000
                                                                          ------------------------------
Net cash used in financing activities                                           (200,497)       (50,363)
                                                                          ------------------------------

Net increase (decrease) in cash and cash equivalents                              323,027      (539,010)

Cash and cash equivalents at beginning of period                                  440,379        807,278
                                                                          ------------------------------
Cash and cash equivalents at end of period                                       $763,406       $268,268
                                                                          ==============================

Supplemental non-cash financing activities:
 Conversion of notes, accounts payable, and accrued expenses to
 Equity                                                                          $ 64,888     $2,493,596
                                                                          ==============================


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

HelpMate Robotics Inc.


Date:  December 16, 1999                /s/  Joseph F. Engelberger
                                        --------------------------
                                        Joseph F. Engelberger
                                        Chairman and Chief Executive Officer