Form 10KSB
period 1999-12-31
HELPMATE ROBOTICS INC
filed 2000-03-14
CIK 1003472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. |_|

The registrant had no revenues from continuing operations during the fiscal year ended December 31, 1999.

The aggregate market value of the voting stock held by non-affiliates as of March 1, 2000 was approximately $3,372,000.

The number of shares outstanding of the registrant's common stock as of March 1, 2000 is 19,971,313 shares.

Documents incorporated by reference: Portions of the Company's Proxy Statement dated December 17, 1999.

Transitional Small Business Disclosure Format (Check One) Yes |_| No |X|

PART I

Item 1: Description of Business

On December 30, 1999, HelpMate Robotics Inc. (the "Company"or "HRI") completed the sale for $12.5 million in cash (the "Sale") to Pyxis Corporation ("Pyxis") of substantially all of the Company's assets and the assumption by Pyxis of specified liabilities of the Company pursuant to the Asset Purchase Agreement between the Company and Pyxis dated as of October 14, 1999.

The consideration received by the Company was $12,500,000 less certain closing adjustments and less $1,250,000 which will be held in escrow for a period of two years and is available to settle potential indemnification claims.

The assets sold include all machinery and equipment including all leased equipment; all inventory including raw materials and component parts and all patents, trademarks (including trademarks for the name "HelpMate" and "LabMate"; all accounts receivable, security deposits and cash). Pyxis assumed certain accounts payable and other liabilities.

In connection with the Sale, the Company made certain payments to Connecticut Innovations Inc. ("CII") in order to obtain a release from CII from obligations under a Development Agreement between the parties. These payments included a $100,000 waiver and release payment (Pyxis paid CII an additional $300,000) and $138,454 for unpaid royalties.

Also, on February 15, 2000, the Company made a distribution to the Company's stockholders of record as of the Distribution Record Date, January 29, 2000, in the aggregate amount of $9,800,000 (the "Initial Distribution").

Business Plan

Following the Sale, the Company's business plan is to effect a business combination with an operating business which HRI believes has potential to increase stockholder value. Any such business combination would depend on the availability of attractive candidates and the Company's ability to consummate any such business combination. HRI intends to use its available cash after payment of the Initial Distribution, together with additional equity or debt, if any, or a combination thereof, in effecting a business combination. HRI will endeavor to structure any business combination in a manner which would not require a substantial capital investment by HRI of the net proceeds of the Sale. The Company may at any time cease to pursue this business objective and may consider other alternatives. Reference is made to the information under the following headings of the Company's Proxy Statement dated December 17, 1999 (the "Special Meeting Proxy"), which information is incorporated herein by reference:
"Business of the Company Following Proposed Sale," and "Risk Factors: --No Operating History, --Acquisition Risks, --Unspecified Business Risks, --Need for Additional Financing, --Regulation, --Limited Management Resources and Experience, --Ability to Attract and Retain Key Personnel, --Conflicts of Interest, --Scarcity of and Competition for Business Combinations, -- No Agreement for Business Combination or Other Transaction, --Possible Lack of Diversification, -- Tax Considerations, -- Limited Public Market for Common Shares, -- Issuance of Additional Shares, -- Possible Adverse Effect of "Penny Stock" Rules in Liquidity for Post-Sale HRI's Securities, --Risks of Low Priced Stocks, --Possible Adverse Effect on Rules Affecting "Blank Check Companies" on the future issuance of Post-Sale HRI Securities, --Certain Anti-Takeover Provisions, and --No Dividends Anticipated."

Background of HRI

HRI, a Connecticut corporation, was co-founded in 1984 as a robotics "think-tank" by its chairman, Joseph F. Engelberger. During its early years, the Company's primary focus was contract engineering and research and development for third parties. Through the years, however, the focus of the Company has evolved into the development of commercial applications for autonomous robotic products with the HelpMate(R) robotic courier, the flagship product of the Company, becoming its namesake.

Prior to the Sale on December 30, 1999, the Company was primarily engaged in the design, manufacture and sale of the Company's flagship product, the HelpMate(R) robotics courier system, a trackless robotic courier used primarily in the healthcare industry to transport materials. The Company derived revenue from three principal sources: rentals and sales of HelpMates; sales of robotic components such as LabMate, LightRanger and BiSight and from research and development contracts.

Employees

As of December 31, 1999, the Company had no full-time employees. Joseph F. Engelberger has agreed to work part time for the Company as its unpaid chairman.

Item 2. Properties

At present HRI has the use of an office in Pyxis' offices in the Shelter Rock Business Center in Danbury, CT.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Stockholders

A special meeting of the stockholders of HelpMate Robotics Inc. was held on December 30, 1999. At the special meeting, the stockholders voted upon a proposal to approve and adopt the proposed sale for cash to Pyxis Corporation of substantially all of the assets and certain specified liabilities of the Company. The sale was approved and adopted by the HelpMate stockholders by the following vote:

                              Common Stock         Percent of Votes Cast
                              ------------         ---------------------

             For                9,009,122                   99.9%
             Against                2,962                     --
             Abstain                 None                     --

PART II

Item 5. Market for Common Equity and Related Sockholder Matters

Market Information

The Company's Common Stock and Warrants are currently traded on the Nasdaq Bulletin Board. A recent last sales price for the shares of Common Stock as reported on the Nasdaq Bulletin Board was $.1875 on March 1, 2000.

                                                      High       Low
                                                      ----       ---

              Quarter ended March 31, 1999         $   0.44   $  0.19
              Quarter ended June 30, 1999              0.39      0.17
              Quarter ended  September 30, 1999        0.34      0.19
              Quarter  ended  December 31, 1999        0.48      0.17

Holders

The Company estimates that as of March 1, 2000, there were approximately 1,000 holders of record of the Company's Common Stock.

Item 6. Management's Discussion and Analysis

On December 30, 1999, HRI consummated the Sale of substantially all of its assets and certain liabilities to Pyxis Corporation. Accordingly, the Company is no longer in the business of manufacturing and selling trackless robotic courier systems.

Liquidity and Capital Resources

The Company reached a settlement with the Internal Revenue Service (the "IRS") regarding claims by the IRS for unpaid payroll taxes arising out of the apparent misappropriation of funds by KPM Inc. of Brookfield, CT. On August 24, 1999, the Company paid $100,067, including interest, to the Internal Revenue Service in full payment of the IRS claims. In addition, the Company agreed with the IRS to forego the use of $2,710,432 of net operating loss carryforwards.

In October 1998, the Company announced an investigation to determine the extent to which KPM misappropriated Company funds which KPM was required to pay to the IRS with respect to Company employment taxes. Under the Internal Revenue Code, the Company was liable for the payment of these unpaid taxes, as well as interest and penalties assessed, if any. The Company had initially estimated these unpaid taxes to be approximately $1,000,000 exclusive of interest and penalties.

The Company has cooperated fully with the Internal Revenue Service and the United States attorney's investigation of KPM.

At December 31, 1998, the Company had estimated that it could settle the IRS claims for approximately $150,000 and this amount was included as part of accrued expenses and selling, general and administrative expenses in the 1998 financial statements. The estimate exceeds the agreed to payment by $50,000. This excess amount was credited to selling, general and administrative expenses in the Company's financial statements during the third quarter ended September 30, 1999.

Results of Continuing Operations of the Company

Research and development revenue and costs terminated in the third quarter of 1998 with the delivery of the research robot to NASA.

Results of Discontinued Operations of the Company

Income from discontinued operation increased by $467,866 or 101% from the year ended December 31, 1999 compared to the year ended December 31, 1998. The increase in income reflects improved performance, mix and lower HelpMate installation costs.

Gain on sale of the assets and liabilities sold to Pyxis reflects gross proceeds of $12,500,000 less a purchase adjustment of $59,062 offset by the net book value of the assets sold and liabilities assumed of $1,891,813 and estimated transaction costs and taxes of $573,184.

Vendor forgiveness of debt reflects the savings the Company realized when certain vendors agreed to take less than the amount owed in 1998.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). The Company's net operating loss carryforwards of approximately $7.7 million at December 31, 1998 expire during the years 2000 through 2013. The related deferred tax asset has been fully reserved because the ability of the Company to realize a future tax benefit from its net operating loss carry forwards may be limited.

Inflation

The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States has had or will have a significant effect on its revenues or operations.

Forward Looking Statements

Statements other than historic information in this report contained in, or incorporated by reference, under the heading "Business Plan" consist of forward looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward looking statements are subject to risk and uncertainties that could cause the actual results to differ materially from those projected, anticipated or implied. The most significant of these are the statements incorporated by reference from the Special Meeting Proxy under the headings "Risk Factors: --No Operating History, --Acquisition Risks, --Unspecified Business Risks, --Need for Additional Financing, --Regulation, --Limited Management Resources and Experience, --Ability to Attract and Retain Key Personnel, --Conflicts of Interest, -- Scarcity of and Competition for Business Combinations, --No Agreement for Business Combination or Other Transaction, --Possible Lack of Diversification, --Tax Considerations, --Limited Public Market for Common Shares, --Issuance of Additional Shares, --Possible Adverse Effect of "Penny Stock" Rules in Liquidity for Post-Sale HRI's Securities, --Risks of Low Priced Stocks, --Possible Adverse Effect on Rules Affecting "Blank Check Companies" on the future issuance of Post-Sale HRI Securities, --Certain Anti-Takeover Provisions, and - No Dividends Anticipated." The Company undertakes no obligation to update or revise any forward looking statements.

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

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons

The Company's executive officers and directors are as follows:

Name                 Age  Position
----                 ---  --------

Joseph F.
Engelberger          74   Chairman, President, CEO and Director
Joseph G. Cote       58   Director
Howard Motter        52   Director
Theodore Sall        73   Director
Sheldon Sandler      55   Director

Mr. Engelberger co-founded the Company in 1984 and has served as a Director and the Chairman since that time. Prior to that, Mr. Engelberger founded and served as the first president of Unimation, Inc., the first industrial robotics company, which was acquired by Westinghouse Electric Corporation. He also founded and was the first president of Consolidated Controls Corporation, which was ultimately acquired by Eaton Corporation. Mr. Engelberger has written extensively on the subjects of instrumentation and robotics. Mr. Engelberger is the father of Gay Engelberger, the Company's director of marketing. Mr. Engelberger formerly served as a director of Anderson Group, Inc. and of EDO Corporation.

Mr. Cote has been a director of the Company since August 1997. Currently Mr. Cote is an independent business consultant. Prior to that Mr. Cote served as co-president and chief operating officer of Prospect Street Ventures, a venture capital firm, until 1998.

Mr. Motter has been a director of the Company since September 1998. Currently he is President and Chief Executive Officer of Nucletron Corporation. Prior to that Mr. Motter served as President and Chief Executive Officer of Elekta Oncology Systems and President and Chief Executive Officer of Elekta Canada, Inc. Mr. Motter also spent 26 years with Philips Medical Systems. Mr. Motter currently serves as a Director of Quanta Vision, Inc.

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

Board of Directors - General

The Board of Directors held six meetings in 1999. All of the directors attended at least 75% of the meetings of the board and the respective committees of the board of which they were a member during 1999 with the exception of Mr. Sandler, who did not attend four Board meetings.

Compensation

The Company does not pay any additional remuneration to employees serving as directors. The Company does pay $500 for each meeting attended to non-employee directors. Directors' out-of-pocket expenses are not reimbursed by the Company.

Committees

The Board of Directors has the following standing Committees:

Audit Committee. The Audit Committee, which met once in 1999, consists of three directors of the Company, all of whom are independent. The Audit Committee is responsible for the engagement of the Company's independent auditors and reviews with them the scope and timing of their audit services and any other services which they are asked to perform and their report on the Company's accounts following completion of the audit and the Company's policies and procedures with respect to internal accounting and financial control. The Board of Directors has appointed Messrs. Sall and Sandler as the members of the Audit Committee. There is currently a vacancy on this Committee.

Compensation Committee. The Compensation Committee, which did not meet in 1999, is responsible for making recommendations to the board of directors with respect to compensation and benefit levels of executive officers of the Company. The Board has appointed Mr. Sall as the member of the Compensation Committee. There is currently a vacancy on this Committee.

Stock Option Committee. The Stock Option Committee met once in 1999. The Stock Option Committee is responsible for administering the Company's 1984, 1988 and 1995 Stock Option Plans. The Board has appointed Messrs. Cote and Sall to the Stock Option Committee.

Item 10: Executive Compensation

The following table sets forth certain information regarding compensation awarded to, earned by, or paid to the Company's chief executive officer and each other executive officer and employee whose salary and bonus for the fiscal year ended December 31, 1999 exceeded $100,000.

                                                                 Securities
                                                                 Underlying
       Name and Position              Fiscal Year    Salary        Options
       -----------------              -----------    ------        -------

      Joseph F. Engelberger               1999      $ 75,000            --
      Chairman, President and CEO         1998        81,250        98,750

      Fred T. Cordano
      Vice President of                   1999      $106,090            --
      Manufacturing (1)                   1998       103,000        65,300

(1) Mr. Cordano resigned as an officer on December 30, 1999 in connection with the Sale of the Company.

The following table sets forth information on the exercise of stock options and warrants issued to individuals named in the executive compensation table.

                            Shares Acquired Upon       Number of Securities
                            Exercise of Options       Underlying Unexercised            Value of Unexercised in the
                                   During                   Options at                      Money Options at
                                Fiscal 1999              December 31, 1999                 December 31, 1999
                                -----------              -----------------                 -----------------
                           Number        Value      Exercisable     Unexerciseable     Exercisable   Unexerciseable
                           ------        -----      -----------     --------------     -----------   --------------
Joseph F. Engelberger         0           $0          137,156            -0-             $23,956           0

Fred T. Cordano(1)            0           $0           76,619            -0-             $13,194           0

(1) Mr. Cordano resigned as an officer on December 30, 1999 in connection with the Sale of the Company.

INFORMATION ABOUT CERTAIN BENEFICIAL OWNERS OF COMMON STOCK

The following table sets forth information based upon the Company's records and Securities and Exchange Commission filings with respect to each executive officer, each director and nominee for director, each person known to be a beneficial owner of more than 5% of the Common Stock of the Corporation and all executive officers and directors as a group as of March 1, 2000. Under the rules and regulations of the Securities and Exchange Commission, a person is deemed to own beneficially all securities of which that person owns or shares voting or investment power as well as all securities which may be acquired through the exercise of currently available conversion, warrant or option rights. Unless otherwise indicated, each such person possesses sole voting and investment power with respect to the shares owned by him.

----------------------------------------------------------------------------------------------------
                                           Address                              Shares       Percent
----------------------------------------------------------------------------------------------------
Connecticut Financial        c/o Prospect Street Connecticut Capital Inc.      1,014,188       5.09%
Developments, LP             10 East 40th Street, 46th Floor
                             New York, NY  10016
----------------------------------------------------------------------------------------------------
Robert Gault                 91 Shelby Street                                    806,060       4.05%
                             Eminence, KY 40019
----------------------------------------------------------------------------------------------------
Gabriel Kaplan               9551 Hidden Valley Road                           1,099,091       5.52%
                             Beverly Hills, CA 90210
----------------------------------------------------------------------------------------------------
The Boston Group, LP         5777 West Century Boulevard, Suite 1605           2,411,866      12.11%
                             Los Angeles, CA 90045
----------------------------------------------------------------------------------------------------
Connecticut Innovations,     999 West Street                                   3,144,622      15.61%
Incorporated (1)             Rocky Hill, CT  06067
----------------------------------------------------------------------------------------------------
Joseph F. Engelberger(2)     HelpMate Robotics Inc.                            2,074,374      10.37%
                             22 Shelter Rock Lane
                             Danbury, CT  06810
----------------------------------------------------------------------------------------------------
Howard E. Motter             2829 Saddlebred Court                                30,000         (3)
                             Glenwood, MD 21738
----------------------------------------------------------------------------------------------------
Theodore Sall                47 Lake View Drive                                   33,000         (3)
                             Old Tappan, NJ  07675
----------------------------------------------------------------------------------------------------
Sheldon Sandler              142 Cedar Lane                                       30,000         (3)
                             Princeton, NJ 08540
----------------------------------------------------------------------------------------------------
Joseph Cote                  19 Mallard Drive                                     30,000         (3)
                             Huntington, NY 11743
----------------------------------------------------------------------------------------------------
All Directors and Executive                                                    2,217,374      10.98%
Officers as a Group (2)
----------------------------------------------------------------------------------------------------

(1) Includes warrants to purchase 227,563 shares.

(2) Includes 72,589 shares of owned by Mr. Engelberger's wife, Margaret Engelberger, but does not include shares beneficially owned by Mr. Engelberger's adult children or his brother. Also includes 311,616 shares owned by the Joseph
F. Engelberger Foundation. Includes warrants to purchase 85,874 shares.

(3) Less than one percent.

Item 12: Certain Relationships and Related Transactions

None

Item 13: Reports on Form 8-K

A report on Form 8-K dated August 26, 1999 was filed with the SEC reporting the Company's settlement with the Internal Revenue Service (the "IRS") regarding claims by the IRS for unpaid payroll taxes arising out of the apparent misappropriation of funds by KPM Inc. of Brookfield, CT.

A report on Form 8-K dated October 15, 1999 was filed with the SEC reporting upon an agreement to sell the Company's assets to Pyxis Corporation.

A report on Form 8-K dated December 30, 1999 was filed with the SEC reporting the completion of the Sale for $12,500,000 in cash, to Pyxis Corporation, of substantially all the Company's assets and the assumption of specified liabilities pursuant to the Asset Purchase Agreement dated October 14, 1999.

INDEX TO EXHIBITS

NO.     DESCRIPTION OF EXHIBIT

3.01 Amended and Restated Certificate of Incorporation of Registrant as filed on December 28, 1995 (Incorporated by reference to Form SB2 No. 33-99348 filed January 31, 1996, Exhibit No. 3.02)
3.02 Form of By-Laws of the Registrant, as amended .(Incorporated by reference to Form SB2 No, 33-99348 filed January 31, 1996, Exhibit No. 3.03)
3.03    Amendment to the Certificate of Incorporation
4.01*   Form of Common Stock Certificate
4.02*   Form of Warrant Certificate
4.03*   Form of Unit Certificate
4.04*   Form of Warrant Agreement
4.05*   Form of Underwriters' Unit Purchase Option
4.06* Pages of the Registrant's Certificate of Incorporation that define the rights of holders of the securities being registered hereby are incorporated herein by reference to pages 3, 4, 6 and 7 of Exhibit 3.01
4.07* Pages of the Registrant's By-Laws that define the rights of holders of the securities being registered hereby are incorporated herein by reference to pages 1, 2, 3, 4, 5, 6, 12 and 13 of Exhibit 3.02.
10.83   Agreement between the Company and Pyxis Corporation dated October 14,
        1999.

27.1    Financial Data Schedule for the year ended December 31, 1999.

* Incorporated by reference to Form SB2 Number 33-99348 filed January 31, 1996 under the same exhibit number as filed therein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant) HelpMate Robotics Inc.


By: /s/ Joseph F. Engelberger
     -------------------------------------------
    Joseph F. Engelberger, Chairman, President,
    Chief Executive Officer and Principal
    Financial and Accounting Officer                      Date March 14, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.


By:  s/s Joseph F. Engelberger
     -------------------------------------------
     Joseph F. Engelberger, Chairman, President,
     Chief Executive Officer, and Principal               Date March 14, 2000


By:  s/s Joseph G. Cote
     -------------------------------------------
     Joseph G. Cote, Director                             Date March 14, 2000


By:  s/s Howard Motter
     -------------------------------------------
     Howard E. Motter, Director                           Date March 14, 2000


By:  s/s Theodore Sall
     -------------------------------------------
     Theodore Sall, Director                              Date March 14, 2000


By:  s/s Sheldon Sandler
     -------------------------------------------
     Sheldon Sandler,  Director                           Date March 14, 2000

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements:

Report of Independent Public Accountants for the years ended
December 31, 1999 and 1998 ..............................................    F-2

Balance sheet at December 31, 1999 ......................................    F-3
Statements of operations for the years ended December 31, 1999 and 1998 .    F-4
Statements of cash flows for the years ended December 31, 1999 and 1998 .    F-5
Statements of stockholders' equity (deficit) for the years ended
December 31, 1999 and 1998 ..............................................    F-6
Notes to Financial Statements ...........................................    F-7

                    Report of Independent Public Accountants

The Board of Directors and Stockholders
HelpMate Robotics Inc.

We have audited the accompanying balance sheet of HelpMate Robotics Inc., a Connecticut corporation, as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HelpMate Robotics Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

                                                Arthur Andersen LLP

Hartford, Connecticut
February 29, 2000

                             HelpMate Robotics Inc.

                                  Balance Sheet

                                December 31, 1999

Assets
Current assets:
  Cash and cash equivalents                                        $ 10,972,189
                                                                   ------------
Total current assets                                                 10,972,189

Cash held in escrow                                                   1,250,000
                                                                   ------------
                                                                   $ 12,222,189
                                                                   ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                 $     29,415
  Accrued expenses                                                      571,230
                                                                   ------------
Total current liabilities                                               600,645

Commitments and contingencies

Stockholders' equity :
  Common stock, no par value; 40,000,000 shares authorized;
   14,372,152 shares issued and outstanding                          19,602,994
  Capital surplus                                                     5,232,012
  Accumulated deficit                                               (13,213,462)
                                                                   ------------
Total stockholders' equity                                           11,621,544
                                                                   ------------
                                                                   $ 12,222,189
                                                                   ============

    The accompanying notes are an integral part of this financial statement.

                             HelpMate Robotics Inc.

                            Statements of Operations

                     Years ended December 31, 1999 and 1998

                                                                       1999            1998
Operations:
   Research and development contracts                             $         --     $    271,183
   Cost of research and development contracts                               --         (299,185)
                                                                  -----------------------------
                                                                            --          (28,002)
Selling, general and administrative                                    133,000          100,000
                                                                  -----------------------------

Loss from continuing operations                                       (133,000)        (128,002)

Discontinued operations:
  Income from operations sold to Pyxis                                   4,899         (462,987)
  Gain on sale of assets and liabilities sold to Pyxis (net of
     applicable income taxes of $300,000)                            9,875,940               --
                                                                  -----------------------------
Net income before extraordinary item                                 9,747,839         (590,989)
Extraordinary item - vendor forgiveness of debt (Note 2)                    --          138,127
                                                                  -----------------------------
Net income (loss)                                                 $  9,747,839     $   (452,862)
                                                                  =============================

Basic earnings (loss) per share:
  Continuing operations                                           $      (0.01)    $      (0.01)
  Discontinuing operations                                                  --            (0.04)
  Gain on sale of discontinued operations                                 0.69               --
  Extraordinary item                                                        --             0.01
                                                                  -----------------------------
Net income (loss)                                                 $       0.68     $      (0.04)
                                                                  =============================

Weighted average shares outstanding                                 14,320,811       11,429,291
                                                                  =============================

Diluted earnings (loss) per share:
  Continuing operations                                           $      (0.01)    $      (0.01)
  Discontinuing operations                                                  --            (0.04)
  Gain on sale of discontinued operations                                 0.50               --
  Extraordinary item                                                        --             0.01
                                                                  -----------------------------
Net income (loss)                                                 $       0.49     $      (0.04)
                                                                  =============================

Weighted average shares outstanding                                 19,919,972       11,429,291
                                                                  =============================

   The accompanying notes are an integral part of these financial statements.

                             HelpMate Robotics Inc.

                            Statements of Cash Flows

                     Years ended December 31, 1999 and 1998

                                                                              1999             1998
                                                                              ----             ----
Operating activities
Net income (loss)                                                         $  9,747,839     $   (452,862)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
  Vendor forgiveness of debt                                                        --         (138,127)
  Gain on sale of discontinued operations                                   (9,875,940)              --
  Depreciation and amortization                                                517,311          832,605
Changes in operating accounts:
  (Increase) decrease in accounts receivable                                   802,862         (375,700)
  (Increase) decrease in inventory                                             395,875          488,156
  (Increase) decrease in deposits                                           (1,119,840)         (32,411)
  (Decrease) increase in accounts payable and accrued expenses                (287,013)         187,694
  (Decrease) increase in deferred revenue                                     (267,654)        (261,625)
                                                                          -----------------------------
Net cash provided by (used in) operating activities                            (86,560)         247,730
                                                                          -----------------------------

Investing activities
Proceeds from disposal of discontinued operations                           10,967,681               --
Installation costs                                                                  --         (199,090)
Equipment leased to others                                                          --         (164,258)
Purchase of property and equipment                                             (44,357)          (5,055)
                                                                          -----------------------------
Net cash provided by (used in) investing activities                         10,923,324         (368,403)
                                                                          -----------------------------

Financing activities
Proceeds from issuance of notes payable                                             --          222,000
Repayments of notes payable                                                   (334,011)        (468,226)
Proceeds from exercise of stock options                                         29,057               --
                                                                          -----------------------------
Net cash (used in) financing activities                                       (304,954)        (246,226)
                                                                          -----------------------------

Net increase (decrease) in cash and cash equivalents                        10,531,810         (366,899)

Cash at beginning of year                                                      440,379          807,278
                                                                          -----------------------------
Cash at end of year                                                       $ 10,972,189     $    440,379
                                                                          =============================

Supplemental Information:
Conversion of notes, accounts payable and accrued expenses
  to common stock                                                         $     64,888     $  2,544,545
                                                                          =============================
Cash interest paid                                                        $         --     $     37,158
                                                                          =============================

   The accompanying notes are an integral part of these financial statements.

                             HelpMate Robotics Inc.

                  Statements of Stockholders' Equity (Deficit)

                           December 31, 1999 and 1998

                                                                                      Accumulated
                                                      Common Stock  Capital Surplus     Deficit            Total
                                                      -------------------------------------------------------------
Balance at December 31, 1997                          $ 16,964,504    $  5,174,839    $(22,508,439)    $   (369,096)
                                                      -------------------------------------------------------------

Conversion of notes, accounts payable, and accrued
expenses to common stock                                 2,544,545              --              --        2,544,545

Issuance of stock options below fair market value               --          57,173              --           57,173

Net loss                                                        --              --        (452,862)        (452,862)
                                                      -------------------------------------------------------------

Balance at December 31, 1998                          $ 19,509,049    $  5,232,012    $(22,961,301)    $  1,779,760

Conversion of accrued expenses to common stock              64,888              --              --           64,888

Exercise of stock options                                   29,057              --              --           29,057

Net income                                                      --              --       9,747,839        9,747,839
                                                      -------------------------------------------------------------

Balance at December 31, 1999                            19,602,994    $  5,232,012    $(13,213,462)    $ 11,621,544
                                                      =============================================================

   The accompanying notes are an integral part of these financial statements.

                             HelpMate Robotics Inc.

                          Notes to Financial Statements

                           December 31, 1999 and 1998

1. Organization and Summary of Significant Accounting Policies

Sale of Operating Assets

On December 30, 1999, HelpMate Robotics Inc. (the "Company" or "HRI") completed the sale for $12.5 million in cash (the "Sale") to Pyxis Corporation ("Pyxis") of substantially all of the Company's assets and the assumption by Pyxis of specified liabilities of the Company pursuant to the Asset Purchase Agreement between the Company and Pyxis dated as of October 14, 1999.

The assets sold include all machinery and equipment including all leased equipment; all inventory including raw materials and component parts and all patents, trademarks (including trademarks for the name "HelpMate" and "LabMate"; all accounts receivable, security deposits and cash). Pyxis assumed certain accounts payable and other liabilities.

In connection with the Sale, the Company made certain payments to Connecticut Innovations Inc. ("CII") in order to obtain a release from CII from obligations under a Development Agreement between the parties. These payments included a $100,000 waiver and release payment (Pyxis paid CII an additional $300,000) and $138,454 for unpaid royalties.

Also, the Company's Board of Directors has voted to make a distribution to the Company's stockholders of record as of the Distribution Record Date, January 29, 2000, in the aggregate amount of $9,800,000 (the "Initial Distribution"). The Initial Distribution was made on February 15, 2000.

HRI recognized a gain on the sale of approximately $9,975,940 calculated as follows:

      Gross Proceeds                                         $ 12,500,000

      Purchase price adjustment                                   (59,062)

      Net book  value of assets  sold and  liabilities
      assumed                                                  (1,891,814)

      Estimated taxes and transactions costs                     (573,184)
                                                             ------------

      Gain on sale of discontinued operations                $  9,975,940
                                                             ============

The estimated net cash proceeds to the Company from the sale are as follows:

      Gross Proceeds                                         $ 12,500,000

      Purchase price adjustment                                   (41,990)

      Cash held in escrow for two years                        (1,250,000)

      Payment of certain CII obligations not assumed
      by Pyxis                                                   (238,454)

      Payment of transaction costs                                 (1,875)
                                                             ------------

                                                             $ 10,967,681
                                                             ============

The results of HRI prior to the Sale have been classified as Discontinued Operations in the accompanying financial statements. Revenue generated from these operations were $2,934,691 and $4,275,391 for the years ended December 31, 1999 and 1998 respectively.

The Company's business plan is to effect a business combination with an operating business which HRI believes has potential to increase stockholder value. Any such business combination would depend on the availability of attractive candidates and the Company's ability to consummate any such business combination. HRI intends to use its available cash after payment of the Initial Distribution, together with additional equity or debt, if any, or a combination thereof, in effecting a business combination. HRI will endeavor to structure any business combination in a manner which would not require a substantial capital investment by HRI of the net proceeds of the Sale. The Company may at any time cease to pursue this business objective and may consider other alternatives.

Prior to December 30, 1999, the Company was primarily engaged in the design, manufacture and sale of the Company's flagship product, the HelpMate(R) robotics courier system, a trackless robotic courier used primarily in the healthcare industry to transport materials. The Company derived revenue from three principal sources: rentals and sales of HelpMates; sales of robotic components such as LabMate, LightRanger and BiSight and from research and development contracts.

Significant Accounting Policies

Revenue Recognition

Revenues from rentals for equipment leased to others was recognized on a straight line basis over the lease term which commenced upon the delivery, installation and training of personnel on the product. Revenues from HelpMate product sales were recognized upon the delivery, installation and training of personnel on the product. Revenues from the Company's foreign licensors, who are also shareholders of the Company, and revenues from sales of robotic components were recognized upon shipment of product. Revenues from research and development contracts were accounted for on the percentage of completion method, based upon costs incurred and were comprised principally of studies and prototypes of robotic applications predominantly for governmental agencies. Where estimated losses on research and development contracts existed, they were provided for on the entire contract.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 1999, the Company's cash and cash equivalents are deposited with one financial institution.

Property and Equipment

Furniture and fixtures, machinery and equipment and leasehold improvements were stated at cost. Depreciation was computed on the straight-line method based upon the estimated useful lives of the assets. These include furniture and fixtures (three to five years); machinery and equipment (five to ten years); and leasehold improvements (over the term of the lease). Depreciation expense for property and equipment was $96,687 and $107,193 for the years ended December 31, 1999 and 1998, respectively.

Equipment Leased to Others

Equipment leased to others was stated at cost. Depreciation was computed on the straight-line method based upon the estimated useful lives of the assets (five years). Depreciation expense for equipment leased to others was $316,059 and $422,545 for the years ended December 31, 1999 and 1998, respectively.

Installation Costs

The Company incurred certain direct expenses associated with the installation of its equipment leased to others. Such costs were amortized over the initial term of the lease in accordance with the generally accepted accounting principles prescribed for leases. Amortization expense for installation costs was $104,555 and $302,867 for the years ended December 31, 1999 and 1998, respectively.

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

2. Vendor Forgiveness of Debt

During the fourth quarter of 1997 and the first quarter of 1998, the Company reached agreements with a majority of its vendors to accept common stock of a reduced cash payment (first $1,000 plus 30% of the outstanding balance) for the amounts owed to them at September 30, 1997. Agreements for common stock and warrants are discussed in Note 4. As a result of agreements received with vendors to accept reduced cash payments, the Company realized gains of $138,127 in 1998.

3. Income Taxes

The Company's deferred tax asset as of December 31, 1999 of approximately $2.6 million arising solely from existing net operating loss carryforwards was offset by a $2.6 million valuation allowance.

At December 31, 1999, the Company had net operating loss carryforwards for federal tax purposes of approximately $7.8 million, net of forgone amount (see
Note 6), which expire from 2000 through 2013. However, under the Tax Reform Act of 1986, the ability of the Company to realize a future tax benefit from its net operating loss carryforwards is severely limited due to changes in the proportionate ownership of the Company and the entities which own stock in the Company.

4. Stockholders' Equity

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

In consideration of a $150,000 loan made by Brookehill Equities, Inc. to the Company in November 1997, the Company issued, in January 1998, warrants expiring December 31, 2001 to purchase 25,000 shares of common stock at an exercise price of $.33 per share

In January 1998, the principal and interest outstanding with respect to a certain $60,000 note in favor of the Company's former president was converted into 189,845 shares of the Company's common stock at a rate of one share for every $.33 converted. In connection with the conversion of that loan, the Company issued warrants expiring December 31, 2001 to purchase 62,649 shares of Common Stock at an exercise price of $.33 per share.

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

Warrants

As of December 31, 1999, the Company had issued warrants to purchase an aggregate of 7,107,087 shares of common stock. The warrants have exercise prices ranging from $0.33 - $5.25 per share, are exercisable upon issuance and expire as follows: 2009 (50,000); 2006 (98,353); 2005 (226,290); 2002 (711,376); 2001
(5,980,121); and 2000 (40,947). Of the total 7,107,087 warrants issued,
5,121,299 (issued at $0.33) were exercised on February 15, 2000 as part of the cashless exercise of the special options (see Stock Option section of this footnote).

Stock Option Plans

The Company has two stock option plans. The 1988 Nonqualified Stock Option Plan provides for the granting of nonqualified stock options for 235,279 shares of common stock at an exercise price based upon a formula determined by the Company's Board of Directors, with a minimum price of not less than $0.20 per share. Options are exercisable starting one year from the date of grant to the extent of 20% per year on a cumulative basis and expire ten years from the date of grant. Option holders, upon approval by the Company, may surrender their options to the Company in exchange for the difference between the fair market value of the shares covered by the option and the option exercise price. In the event of cessation of employment, an option holder may exercise his stock options within a six month period at which time the stock option is canceled. At December 31, 1999, 250,000 shares of common stock are reserved for issuance.

The Company's 1995 Amended and Restated Stock Option Plan provides for the granting of up to 700,000 shares of the Company's common stock to officers, directors and employees of the Company at an exercise price not less than 100% of the fair market value of the Company's common stock on the date of grant. Options are exercisable starting one year from the date of grant to the extent of 20% per year on a cumulative basis and expire ten years from the date of grant. At December 31, 1999, 69,550 options are available for grant under this plan and 700,000 shares of common stock are reserved for issuance.

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

                                1999                   1998
                                ----                   ----

Risk free interest rate          7%                  6.85%-7%
Expected dividend yield         None                   None
Expected lives                 8 Years                8 Years
Expected volatility             106%                   106%

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's net loss and net loss per share would not have been materially different.

A summary of the status of the Company's stock option plan at December 31, 1999 and 1998 and changes during the years then ended is presented in the table and narrative below.

                                           1999                          1998
                                    ---------------------------   ---------------------------
                                                                                 Weighted
                                               Weighted Average                   Average
                                    Shares      Exercise Price    Shares       Exercise Price
                                    ------      --------------    ------       --------------
Outstanding, beginning of year      652,970          $0.18        483,086          $1.30
Granted                             10,000            0.31        549,175           0.17
Exercised                          (170,750)          0.17             --             --
Canceled/expired                   (14,358)           0.18       (379,291)          1.60
                                    -------          -----        -------          -----

Outstanding, end of year            477,862          $0.18        652,970          $0.18
                                    =======          =====        =======          =====

Exerciseable, end of year           477,862          $0.18        269,277          $0.17
                                    =======          =====        =======          =====
Weighted average fair value
of options granted                                   $0.18                         $0.17
                                                     =====                         =====

In connection with the Sale, the Board of Directors approved an amendment to the Company's 1995 Amended and Restated Stock Option Plan to accelerate the vesting of all outstanding options issued under that plan. At December 31, 1999, the Company had outstanding options to purchase 477,862 shares at per share exercise prices between to $0.10 and $.20; and warrants to purchase 5,121,299 shares at $0.33; together the ("Special Options").

In order to facilitate the exercise of the Special Options, the Company's Board of Directors has authorized a procedure permitting a "cashless" exercise of the Special Options (the "Cashless Exercise") as follows. The Company permitted each holder of the Special Options to exercise its Special Options in full by delivery of written instructions to the Company to withhold the dollar amount of the exercise price of the Special Option from the Per Share Distribution with respect to the Shares issuable upon exercise of a Special Option. For purposes of determining the Per Share Distribution, (i) the Shares issuable upon all Special Options for which the Company has received a valid and timely exercise notice (the "Exercised Special Options") was considered outstanding and of record as of January 29, 2000, and (ii) the exercise price of all Exercised Special Options shall be deemed received by the Company and added to the dollar amount of the Initial Distribution. The amount of the per Share Distribution payable to holders of Shares received upon exercise of Special Options (the "Cashless Exercise Shares") will be reduced by the aggregate exercise price of those Special Options.

5. Defined Contribution Plan

The Company sponsored a defined contribution plan for substantially all of its employees. Employees were able to contribute to the plan, on a pre tax basis, a percentage of their qualifying compensation up to the legal limits allowed. The Company contribution matched 25% of employee contributions up to $2000. During 1999, the Company contributed $11,620 to this plan. The Company is in the process of terminating the plan.

6. Commitments and Contingencies

The Company reached a settlement with the Internal Revenue Service (the "IRS") regarding claims by the IRS for unpaid payroll taxes arising out of the apparent misappropriation of funds by KPM, Inc. of Brookfield, CT. On August 24, 1999, the Company paid $100,067, including interest, to the Internal Revenue Service in full payment of the IRS Claims. In addition, the Company agreed with the IRS to forego the use of $2,710,432 of net operating loss carryforwards.

In October 1998, the Company announced an investigation to determine the extent to which KPM misappropriated Company funds which KPM was required to pay to the IRS with respect to Company employment taxes. Under the Internal Revenue Code, the Company was liable for the payment of these unpaid taxes, as well as interest and penalties assessed, if any. The Company had initially estimated these unpaid taxes to be approximately $1,000,000 exclusive of interest and penalties.

The Company has cooperated fully with the IRS and the United States attorney's investigation of KPM.

At December 31, 1998, the Company had estimated that it could settle the IRS claims for approximately $150,000 and this amount was included as part of accrued expenses and selling, general and administrative expenses in the 1998 financial statements. The estimate exceeds the agreed to payment by $50,000. This excess amount was credited to selling, general and administrative expenses in the Company's financial statements for the third quarter ended September 30, 1999.