Form 10QSB
period 2000-03-31
HELPMATE ROBOTICS INC
filed 2000-05-10
CIK 1003472

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

      For the quarterly period ended March 31, 2000
                                     --------------

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

The number of shares outstanding of the registrant's common stock as of May 6, 2000 is 19,971,313 shares.

Transitional Small Business Disclosure Format (Check One) Yes |_| No |X|

                             HELPMATE ROBOTICS INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet as of March 31, 2000 (unaudited)              3

         Condensed Statements of Operations for the three months               4
           ended March 31, 2000 and 1999 (unaudited)

         Condensed Statement of Stockholders' Equity                           5
           as of March 31, 2000 (unaudited)

         Condensed Statements of Cash Flows for the three months               6
           ended March 31, 2000 and 1999 (unaudited)

         Notes to Condensed Financial Statements (unaudited)                   7

Item 2.  Management's Discussion and Analysis of Financial                     8
           Condition and Results of Operations

                           PART II. OTHER INFORMATION

Signature                                                                     11

                             HelpMate Robotics Inc.
                                    Condensed
                            Balance Sheet (unaudited)

                                 March 31, 2000

Assets
Current assets:
  Cash and cash equivalents                                        $    662,797
                                                                   ------------
 Total current assets                                                   662,797

Cash held in escrow                                                   1,260,577
                                                                   ------------
                                                                   $  1,923,374
                                                                   ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                 $     26,864
  Accrued expenses                                                       69,198
                                                                   ------------
 Total current liabilities                                               96,062
                                                                   ------------

Commitments and contingencies

Stockholders' equity :
  Common stock, no par value; 40,000,000 shares authorized;
  19,971,313 shares issued and outstanding                           21,379,540
  Capital surplus                                                     5,232,012
  Accumulated deficit
                                                                    (24,784,240)
                                                                   ------------
  Total stockholders' equity                                          1,827,312
                                                                   ------------
                                                                   $  1,923,374
                                                                   ============

See accompanying notes.

                             HelpMate Robotics Inc.
                                    Condensed
                      Statements of Operations (unaudited)

                   Three months ended March 31, 2000 and 1999

                                                     2000              1999
                                                     ----              ----
Operating expenses:
  Selling, general and administrative            $     68,774      $     33,000
                                                 ------------------------------

  Loss from operations                                (68,774)          (33,000)

  Other income (expense):
  Interest income (expense) net                        81,357           (13,241)
                                                 ------------------------------
  Income (loss) from continuing operations             12,583           (46,241)

Discontinued operations:
  Income from operations sold to Pyxis                     --           155,103
                                                 ------------------------------
Net income                                       $     12,583      $    108,862
                                                 ==============================

Basic and diluted earnings per share             $         --      $         --
                                                 ==============================

Weighted average shares outstanding                17,171,733        14,140,229
                                                 ==============================

See accompanying notes.

                             HelpMate Robotics Inc.

                 Statements of Stockholders' Equity (Unaudited)

                                 March 31, 2000

                                                                                    Accumulated
                                                  Common Stock   Capital Surplus       Deficit          Total
                                                  --------------------------------------------------------------

Balance at December 31, 1999                       $19,602,994        $5,232,012    $(13,213,462)    $11,621,544

Cashless exercise of stock options and warrants      1,776,546                --              --       1,776,546

Distribution to stockholders                                --                       (11,583,361)    (11,583,361)

Net income                                                  --                --          12,583          12,583
                                                   -------------------------------------------------------------

Balance at March 31, 2000                          $21,379,540        $5,232,012    $(24,784,240)     $1,827,312
                                                   =============================================================

See accompanying notes.

                             HelpMate Robotics Inc.
                                    Condensed
                      Statements of Cash Flows (unaudited)

                   Three months ended March 31, 2000 and 1999

                                                                            2000          1999
                                                                            ----          ----

Operating activities
Net income                                                              $     12,583    $ 108,862
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation and amortization                                                   --      159,374
Changes in operating accounts:
  Decrease in accounts receivable                                                 --      195,715
  Increase in inventory                                                           --      (97,137)
  Increase in cash held in escrow                                            (10,577)          --
  Decrease in accounts payable and accrued expenses                         (504,583)     (66,765)
  Decrease in deferred revenue                                                    --      (76,514)
                                                                        -------------------------
Net cash (used in) provided by operating activities                         (502,577)     223,535
                                                                        -------------------------

Investing activities
Installation costs                                                                --         (397)
Equipment leased to others                                                        --      115,200
Purchase of property and equipment                                                --         (703)
                                                                        -------------------------
Net cash provided by investing activities                                         --      114,100
                                                                        -------------------------

Financing activities
Cash distribution                                                         (9,806,815)          --
Repayments of notes payable                                                       --      (97,505)
                                                                        -------------------------
Net cash used in financing activities                                     (9,806,815)     (97,505)
                                                                        -------------------------

Net (decrease) increase in cash and cash equivalents                     (10,309,392)     240,130

Cash and cash equivalents at beginning of period                          10,972,189      440,379
                                                                        -------------------------
Cash and cash equivalents at end of period                              $    662,797    $ 680,509
                                                                        =========================

Supplemental non-cash financing activities:
  Conversion accrued expenses to
  common stock                                                                    --       64,888
                                                                        =========================

 Cashless exercise of stock options and warrants                        $  1,776,546    $      --
                                                                        =========================

See accompanying notes.

                             HelpMate Robotics Inc.

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 2000

Basis of Presentation

On December 30, 1999, HelpMate Robotics Inc. (the "Company" or "HRI") completed the sale for $12.500,000 in cash (the "Sale") to Pyxis Corporation ("Pyxis") of substantially all of the Company's assets and the assumption by Pyxis of specified liabilities of the Company pursuant to the Asset Purchase Agreement between the Company and Pyxis dated as of October 14, 1999.

The consideration received by the Company was $12,500,000 less certain closing adjustments and less $1,250,000 which will be held in escrow for a period of two years and is available to settle potential indemnification claims.

On February 15, 2000, the Company made a cash distribution to the Company's stockholders of record as of the Distribution Record Date, January 29, 2000, in the amount of $9,806,815, which was net of $1,776,546 which represented the proceeds that the Company would have received from the simultaneous cashless exercise of stock options and warrants.

Business Plan

Following the Sale, the Company's business plan is to effect a business combination with an operating business which HRI believes has potential to increase stockholder value. Any such business combination would depend on the availability of attractive candidates and the Company's ability to consummate any such business combination. HRI intends to use its available cash after payment of the Initial Distribution, together with additional equity or debt, if any, or a combination thereof, in effecting a business combination. HRI will endeavor to structure any business combination in a manner which would not require a substantial capital investment by HRI of the net proceeds of the Sale. The Company may at any time cease to pursue this business objective and may consider other alternatives. Reference is made to the information under the following headings of the Company's Proxy Statement dated December 17, 1999 (the "Special Meeting Proxy"), which information is incorporated herein by reference:
"Business of the Company Following Proposed Sale," and "Risk Factors: --No Operating History, ---Acquisition Risks, --Unspecified Business Risks, --Need for Additional Financing,--Regulation, --Limited Management Resources and Experience, --Ability to Attract and Retain Key Personnel, --Conflicts of Interest, --Scarcity of and Competition for Business Combinations, -- No Agreement for Business Combination or Other Transaction, --Possible Lack of Diversification, -- Tax Considerations, -- Limited Public Market for Common Shares, -- Issuance of Additional Shares, -- Possible Adverse Effect of "Penny Stock" Rules in Liquidity for Post-Sale HRI's Securities, --Risks of Low Priced Stocks, --Possible Adverse Effect on Rules Affecting "Blank Check Companies" on the future issuance of Post-Sale HRI Securities, --Certain Anti-Takeover Provisions, and --No Dividends Anticipated."

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

Prior to the Sale on December 30, 1999, the Company was primarily engaged in the design, manufacture and sale of the Company's flagship product, the HelpMate robotics courier system, a trackless robotic courier used primarily in the healthcare industry to transport materials. The Company derived revenue from three principal sources: rentals and sales of HelpMates; sales of robotic components such as LabMate, LightRanger and BiSight and from research and development contracts.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). The Company's net operating loss carryforwards of approximately $7.7 million at December 31, 1999 expire during the years 2000 through 2013. The related deferred tax asset has been fully reserved because the ability of the Company to realize a future tax benefit from its net operating loss carry forwards may be limited.

Management's Discussion and Analysis

On December 30, 1999, HRI consummated the Sale of substantially all of its assets and certain liabilities to Pyxis. Accordingly, the Company is no longer in the business of manufacturing and selling trackless robotic courier systems.

Results of Operations

Net income for the quarter ended March 31, 2000 decreased by $96,279 from the quarter ended March 31, 1999. Income from discontinued operations in the quarter ended March 31, 1999 included the sale of three robots as well as increased sales of component products.

Liquidity and Capital Resources

The Company began 2000 with $10,900,000 in cash as a result of the sale of substantially all its assets to Pyxis. On February 15, 2000, the Company made a net cash distribution of $9,806,815 to its shareholders. Cash on hand at the end of March was $663,000, which should be adequate to meet the Company's future working capital requirements.

Forward Looking Statements

Statements other than historic information in this report contained in, or incorporated by reference, under the heading "Business Plan" consist of forward looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward looking statements are subject to risk and uncertainties that could cause the actual results to differ materially from those projected, anticipated or implied. The most significant of these are the statements incorporated by reference from the Special Meeting Proxy under the headings "Risk Factors: --No Operating History, --Acquisition Risks, --Unspecified Business Risks, --Need for Additional Financing, --Regulation, --Limited Management Resources and Experience, --Ability to Attract and Retain Key Personnel, --Conflicts of Interest, -- Scarcity of and Competition for Business Combinations, --No Agreement for Business Combination or Other Transaction, --Possible Lack of Diversification, --Tax Considerations, --Limited Public Market for Common Shares, --Issuance of Additional Shares, --Possible Adverse Effect of "Penny Stock" Rules in Liquidity for Post-Sale HRI's Securities, --Risks of Low Priced Stocks, --Possible Adverse Effect on Rules Affecting "Blank Check Companies" on the future issuance of Post-Sale HRI Securities, --Certain Anti-Takeover Provisions, and -- No Dividends Anticipated." The Company undertakes no obligation to update or revise any forward looking statements.

OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-k

NONE

SIGNATURE

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HelpMate Robotics Inc.


Date: May 10, 2000                        /s/ Joseph F. Engelberger
                                          -------------------------
                                          Joseph F. Engelberger, Chairman
                                          Chief Executive Officer, and Chief
                                          Financial Officer