Form 10QSB
period 2000-06-30
HELPMATE ROBOTICS INC
filed 2000-08-10
CIK 1003472

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

            For the quarterly period ended JUNE 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of August 7, 2000 is 19,971,313 shares.

Transitional Small Business Disclosure Format (Check One)  Yes     No  X
                                                              ---     ---

                             HELPMATE ROBOTICS INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION



      Item 1.  Financial Statements

            Condensed Balance Sheet as of June 30, 2000 (unaudited)           3

            Condensed Statements of Operations for the three months
              ended June 30, 2000 and 1999 (unaudited)                        4

            Condensed Statements of Operations for the six months
              ended June 30, 2000 (unaudited)                                 5

            Condensed Statement of Stockholders' Equity
              as of June 30, 2000 (unaudited)                                 6

            Condensed Statements of Cash Flows for the six months
              ended June 30, 2000 and 1999 (unaudited)                        7

            Notes to Condensed Financial Statements (unaudited)               8

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            9

                          PART II. OTHER INFORMATION


      Signature                                                              11

                             HelpMate Robotics Inc.
                                    Condensed
                            Balance Sheet (unaudited)

                                  June 30, 2000



ASSETS
Current assets:
  Cash and cash equivalents                                        $    595,649
                                                                   ------------
Total current assets                                               $    595,649

Cash held in escrow                                                   1,277,159
                                                                   ------------
                                                                   $  1,872,808
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $      1,980
  Accrued expenses                                                       70,591
                                                                   ------------
 Total current liabilities                                               72,571
                                                                   ------------

Commitments and contingencies

Stockholders' equity :
  Common stock, no par value;
  40,000,000 shares authorized;
  19,971,313 shares issued and outstanding                           21,379,540
  Capital surplus                                                     5,232,012
  Accumulated deficit
                                                                    (24,811,315)
                                                                   ------------
 Total stockholders' equity                                           1,800,237
                                                                   ------------
                                                                   $  1,872,808
                                                                   ============


SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.
                                    Condensed
                      Statements of Operations (unaudited)

                    Three months ended June 30, 2000 and 1999



                                                       2000           1999
                                                       ----           ----
Operating expenses:
Selling, general and administrative              $     52,760      $     33,000
                                                 ------------      ------------

  Loss from operations                                (52,760)          (33,000)

Other income (expense):
  Interest income (expense), net                       19,685            (5,374)
                                                 ------------      ------------
  Loss from continuing operations                     (33,075)          (38,374)

Discontinued operations:
  Loss from operations sold to Pyxis                       --          (162,404)
                                                 ------------      ------------
Net loss                                         $    (33,075)     $   (200,778)
                                                 ============      ============

Basic and diluted earnings per share             $         --      $      (0.01)
                                                 ============      ============

Weighted average shares outstanding                19,971,313        14,201,402
                                                 ============      ============



SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.
                                    Condensed
                      Statements of Operations (unaudited)

                     Six months ended June 30, 2000 and 1999



                                                       2000           1999
                                                       ----           ----
Operating expenses:
  Selling, general and administrative             $    121,534     $     66,000
                                                  ------------     ------------

  Loss from operations                                (121,534)         (66,000)

  Other income (expense):
  Interest income (expense) net                        107,042          (18,613)
                                                  ------------     ------------
  Income (loss) from continuing operations             (14,492)         (84,613)

Discontinued operations:
  Loss from operations sold to Pyxis                        --           (7,637)
                                                  ------------     ------------
Net loss                                          $    (14,492)    $    (92,250)
                                                  ============     ============

Basic and diluted earnings per share              $         --     $         --
                                                  ============     ============

Weighted average shares outstanding                 18,571,523       14,169,898
                                                  ============     ============



SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

                      Statements of Stockholders' Equity (unaudited)

                                  June 30, 2000


                                                                    Accumulated
                                     Common Stock  Capital Surplus     Deficit          Total
                                     ------------------------------------------------------------

Balance at December 31, 1999         $ 19,602,994    $  5,232,012    $(13,213,462)   $ 11,621,544

Cashless exercise of stock options      1,776,546              --              --       1,776,546
and warrants

Distribution to stockholders                   --                     (11,583,361)    (11,583,361)

Net loss                                       --              --
                                                                          (14,492)        (14,492)
                                     ------------------------------------------------------------

Balance at June 30, 2000             $ 21,379,540    $  5,232,012    $(24,811,315)   $  1,800,237
                                     ============================================================


SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.
                                    Condensed
                      Statements of Cash Flows (unaudited)

                     Six months ended June 30, 2000 and 1999

                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                        2000           1999
OPERATING ACTIVITIES
Net loss                                           $    (14,492)   $    (92,250)
Adjustments to reconcile net loss to net cash
(used for) provided by operating activities:
  Depreciation                                               --         302,933
Changes in operating accounts:                               --
  Decrease in accounts receivable                            --         563,350
  Increase in inventory                                      --        (216,415)
  (Increase) decrease in other assets                   (27,159)          2,414
  Decrease in accounts payable and accrued
    expenses                                           (528,074)       (117,062)
  Decrease in deferred revenue                               --        (119,694)
                                                   -----------------------------
Net cash (used for) provided by operating
  activities                                           (569,725)        323,276
                                                   -----------------------------

INVESTING ACTIVITIES
Installation costs                                           --         (15,597)
Equipment leased to others                                   --         217,113
Purchase of property and equipment                           --          (1,268)
                                                   -----------------------------
Net cash provided by  investing activities                   --         200,248
                                                   -----------------------------

FINANCING ACTIVITIES
Repayments of notes payable                                  --        (200,497)
Cash distribution                                    (9,806,815)             --
                                                   -----------------------------
Net cash used in financing activities                (9,806,815)       (200,497)
                                                   -----------------------------

Net (decrease) increase in cash and cash
equivalents                                         (10,376,540)        323,027
                                                   -----------------------------

Cash and cash equivalents at beginning of period     10,972,189         440,379
                                                   -----------------------------
Cash and cash equivalents at end of period              595,649    $    763,406
                                                   ============================

Supplemental non-cash financing activities:
 Conversion  of  notes, accounts payable, and
 accrued expenses to equity                        $         --    $     64,888
                                                   ============================
Cashless exercise of stock options and warrants    $  1,776,546    $         --
                                                   ============================


SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2000


BASIS OF PRESENTATION

On December 30, 1999, HelpMate Robotics Inc. (the "Company" or "HRI") completed the sale for $12,500,000 in cash (the "Sale") to Pyxis Corporation ("Pyxis") of substantially all of the Company's assets and the assumption by Pyxis of specified liabilities of the Company pursuant to the Asset Purchase Agreement between the Company and Pyxis dated as of October 14, 1999.

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

BUSINESS PLAN

Following the Sale, the Company's business plan is to effect a business combination with an operating business which HRI believes has potential to increase stockholder value. Any such business combination would depend on the availability of attractive candidates and the Company's ability to consummate any such business combination. HRI intends to use its available cash together with additional equity or debt, if any, or a combination thereof, in effecting a business combination. HRI will endeavor to structure any business combination in a manner which would not require a substantial capital investment by HRI of the net proceeds of the Sale. The Company may at any time cease to pursue this business objective and may consider other alternatives. Reference is made to the information under the following headings of the Company's Proxy Statement dated December 17, 1999 (the "Special Meeting Proxy"), which information is incorporated herein by reference: "Business of the Company Following Proposed Sale," and "Risk Factors: --No Operating History, ---Acquisition Risks, --Unspecified Business Risks, --Need for Additional Financing,--Regulation, --Limited Management Resources and Experience, --Ability to Attract and Retain Key Personnel, --Conflicts of Interest, --Scarcity of and Competition for Business Combinations, -- No Agreement for Business Combination or Other Transaction, --Possible Lack of Diversification, -- Tax Considerations, -- Limited Public Market for Common Shares, -- Issuance of Additional Shares, -- Possible Adverse Effect of "Penny Stock" Rules in Liquidity for Post-Sale HRI's Securities, --Risks of Low Priced Stocks, --Possible Adverse Effect on Rules Affecting "Blank Check Companies" on the future issuance of Post-Sale HRI Securities, --Certain Anti-Takeover Provisions, and --No Dividends Anticipated."

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS

On December 30, 1999, HRI consummated the Sale of substantially all of its assets and certain liabilities to Pyxis. Accordingly, the Company is no longer in the business of manufacturing and selling trackless robotic courier systems.

RESULTS OF OPERATIONS

The loss for the six months ended June 30, 2000 decreased by $77,758 from the six months ended June 30, 1999 due primarily to higher interest income in 2000. The loss for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 decreased $187,703. The loss included the loss from discontinued operations of $162,404 in the three month period ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company began 2000 with $10,900,000 in cash as a result of the sale of substantially all its assets to Pyxis. On February 15, 2000, the Company made a net cash distribution of $9,806,815 to its shareholders. Cash on hand at the end of June was approximately $596,000, which should be adequate to meet the Company's future working capital requirements.

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

HelpMate Robotics Inc.


Date: August 10, 2000                          /s/ JOSEPH F. ENGELBERGER
                                              ----------------------------------
                                              Joseph F. Engelberger, Chairman
                                              Chief Executive Officer, and Chief
                                              Financial Officer