Form 10QSB
period 2000-09-30
HELPMATE ROBOTICS INC
filed 2000-11-13
CIK 1003472

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

                  For the quarterly period ended September 30, 2000
                                                 ------------------

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

                                 (203) 798-8988
                           --------------------------
                           (Issuer's telephone number)

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

The number of shares outstanding of the registrant's common stock as of October 31, 2000 is 19,971,313 shares.

Transitional Small Business Disclosure Format (Check One)  Yes |_|  No  |X|

                             HELPMATE ROBOTICS INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Balance Sheet as of September 30, 2000 (unaudited)    3

           Condensed Statements of Operations for the three months         4
             ended September 30, 2000 and 1999 (unaudited)

           Condensed Statements of Operations for the nine months          5
             ended September 30, 2000 and 1999 (unaudited)

           Condensed Statement of Stockholders' Equity                     6
             as of September 30, 2000 (unaudited)

           Condensed Statements of Cash Flows for the nine months          7
             ended September 30, 2000 and 1999 (unaudited)

           Notes to Condensed Financial Statements (unaudited)             8

  Item 2.  Management's Discussion and Analysis of Financial               9
             Condition and Results of Operations

                    PART II. OTHER INFORMATION

  Signature                                                              12

                             HelpMate Robotics Inc.
                                    Condensed
                            Balance Sheet (unaudited)

                               September 30, 2000

Assets
Current assets:
  Cash and cash equivalents                                        $    545,410
  Income tax  receivable                                                 61,541
                                                                   ------------
Total current assets                                                    606,951

Cash held in escrow                                                   1,295,341
                                                                   ------------
                                                                   $  1,902,292
                                                                   ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                            $     68,501
                                                                   ------------
  Total current liabilities                                              68,501
                                                                   ------------

Commitments and contingencies

Stockholders' equity :
  Common stock, no par value; 40,000,000 shares authorized;
  19,971,313 shares issued and outstanding                           21,379,540
  Capital surplus                                                     5,232,012
  Accumulated deficit                                               (24,777,761)
                                                                   ------------
 Total stockholders' equity                                           1,833,791
                                                                   ------------
                                                                   $  1,902,292
                                                                   ============

See accompanying notes.

                             HelpMate Robotics Inc.
                                    Condensed
                      Statements of Operations (unaudited)

                 Three months ended September 30, 2000 and 1999

                                                       2000            1999
                                                       ----            ----
Operating expenses:
  Selling, general and administrative            $     51,546      $      9,000
                                                 ------------------------------

  Loss from operations                                (51,546)           (9,000)

 Other income (expense):

   Interest income (expense), net                      30,569              (673)
                                                 ------------------------------
   Loss from continuing operations                    (20,977)           (9,673)

Discontinued operations:
  Loss from operations sold to Pyxis                       --          (249,500)

 Income tax benefit                                    54,531                --
                                                 ------------------------------
Net income (loss)                                $     33,554      $   (259,173)
                                                 ==============================

Basic and diluted earnings per share             $         --      $       (.02)
                                                 ==============================

Weighted average shares outstanding                19,971,313        14,296,629
                                                 ==============================

See accompanying notes.

                             HelpMate Robotics Inc.
                                    Condensed
                      Statements of Operations (unaudited)

                  Nine months ended September 30, 2000 and 1999


                                                       2000            1999
                                                       ----            ----
Operating expenses:
  Selling, general and administrative            $    173,080      $     75,000
                                                 ------------------------------

  Loss from operations                               (173,080)          (75,000)

  Other income (expense):
   Interest income (expense), net                     137,611           (19,286)
                                                 ------------------------------
   Loss from continuing operations                    (35,469)          (94,286)

Discontinued operations:
  Loss from operations sold to Pyxis                       --          (257,136)

  Income tax benefit                                   54,531                --
                                                 ------------------------------
Net income (loss)                                $     19,062      $   (351,422)
                                                 ==============================

Basic and diluted earnings (loss) per share      $         --      $       (.03)
                                                 ==============================

Weighted average shares outstanding                19,036,253        14,276,238
                                                 ==============================

See accompanying notes.

                             HelpMate Robotics Inc.

                  Statement of Stockholders' Equity (unaudited)

                               September 30, 2000

                                                                                  Accumulated
                                                  Common Stock  Capital Surplus     Deficit         Total
                                                  -----------------------------------------------------------
Balance at December 31, 1999                      $ 19,602,994   $  5,232,012    $(13,213,462)   $ 11,621,544

Cashless exercise of stock options and warrants      1,776,546             --              --       1,776,546

Distribution to stockholders                                --             --     (11,583,361)    (11,583,361)

Net income                                                  --             --          19,062          19,062
                                                  -----------------------------------------------------------

Balance at September 30, 2000                     $ 21,379,540   $  5,232,012    $(24,777,761)   $  1,833,791
                                                  ===========================================================

See accompanying notes.

                             HelpMate Robotics Inc.
                      Statements of Cash Flows (unaudited)
                                    Condensed
                  Nine months ended September 30, 2000 and 1999

                                                                                 2000            1999
                                                                                 ----            ----
Operating activities
Net income (loss)                                                          $     19,062    $   (351,422)
Adjustments to reconcile net income (loss) to net cash (used for)
   provided by operating activities:
   Depreciation                                                                      --         422,471
Changes in operating accounts:
  (Increase) decrease in receivables                                            (61,541)        563,364
  Increase in inventory                                                              --        (180,906)
  (Increase) decrease in deposits                                               (45,341)         16,971
  Decrease in accounts payable and accrued expenses                            (532,144)       (167,728)
  Decrease in deferred revenue                                                       --        (170,764)
                                                                           ----------------------------
Net cash (used in) provided by operating activities                            (619,964)        131,986
                                                                           ----------------------------

Investing activities
Installation costs                                                                   --         (35,649)
Equipment leased to others                                                           --         154,769
Purchase of property and equipment                                                   --         (30,156)
                                                                           ----------------------------
Net cash provided by investing activities                                            --          88,964
                                                                           ----------------------------

Financing activities
Repayments of notes payable                                                          --        (291,361)
Proceeds from exercise of stock options                                              --          29,057
Cash distribution                                                            (9,806,815)             --
                                                                           ----------------------------
Net cash used in financing activities                                        (9,806,815)       (262,304)
                                                                           ----------------------------

Net decrease in cash and cash equivalents                                   (10,426,779)        (41,354)

Cash and cash equivalents at beginning of period                             10,972,189         440,379
                                                                           ----------------------------
Cash and cash equivalents at end of period                                 $    545,410    $    399,025
                                                                           ============================

Supplemental non-cash financing activities:
  Conversion of accrued expenses to common stock                                     --    $     64,888
                                                                           ============================
  Cashless exercise of stock options and warrants                          $  1,766,546    $         --
                                                                           ============================

See accompanying notes.

                             HelpMate Robotics Inc.

               Notes to Condensed Financial Statements (unaudited)

                               September 30, 2000

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes the accounting and reporting standards for derivative instruments and for hedging activities. The effective date of SFAS No. 133 (which was deferred through the issuance of SFAS No.138) is the Company's calendar year commencing January 1, 2001. This statement is not expected to have a material effect on the operating results or financial position upon adoption.

Income Taxes

The Company has recorded an income tax benefit resulting from an income tax refund.

Management's Discussion and Analysis

On December 30, 1999, HRI consummated the Sale of substantially all of its assets and certain liabilities to Pyxis. Accordingly, the Company is no longer in the business of manufacturing and selling trackless robotic courier systems.

Results of Operations

Net income for the three and nine months ended September 30, 2000 increased by $292,727 and $370,484 respectively, over the comparable periods ended September 30, 1999 due to the elimination of the loss from discontinued operations, higher interest income and income tax refunds. Income tax refunds resulted from actual income taxes being lower than those estimated at December 31, 1999.

Liquidity and Capital Resources

The Company began 2000 with $10,900,000 in cash as a result of the sale of substantially all its assets to Pyxis. On February 15, 2000, the Company made net cash distribution of $9,806,815 to its shareholders. Cash on hand at September 30, 2000 was approximately $545,000, which should be adequate to meet the Company's future working capital requirements.

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

HelpMate Robotics Inc.


Date: November 10, 2000                      /s/ Joseph F. Engelberger
                                             -------------------------
                                             Joseph F. Engelberger, Chairman
                                             Chief Executive Officer, and Chief
                                             Financial Officer