Form 10KSB
period 2000-12-31
HELPMATE ROBOTICS INC
filed 2001-03-28
CIK 1003472

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

|_|   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------
      None

Securities registered under Section 12(g) of the Exchange Act: Units, Common Stock and Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. |_|

The issuer had no revenues from continuing operations during the fiscal year ended December 31, 2000.

The aggregate market value of the voting stock held by non-affiliates as of February 14, 2001 was approximately $1,071,957.

The number of shares outstanding of the issuer's common stock as of February 14, 2001 is 19,971,313 shares.

Documents incorporated by reference: Portions of the Company's Proxy Statement dated December 17, 1999 are incorporated in Part I.

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

The assets sold include all machinery and equipment including all leased equipment; all inventory including raw materials and component parts and all patents, trademarks (including trademarks for the name "HelpMate" and "LabMate", all accounts receivable, security deposits and cash). Pyxis assumed certain accounts payable and other liabilities.

In connection with the Sale, the Company made certain payments to Connecticut Innovations Inc. ("CII") in order to obtain a release from CII from obligations under a Development Agreement between the parties. These payments included a $100,000 waiver and release payment (Pyxis paid CII an additional $300,000) and $138,454 for unpaid royalties.

Also, on February 15, 2000, the Company made a distribution to the Company's stockholders of record as of the Distribution Record Date, January 29, 2000, in the aggregate amount of $9,806,815 (the "Initial Distribution").

Business Plan

Following the Sale, the Company's business plan is to effect a business combination with an operating business which HRI believes has potential to increase stockholder value. Any such business combination would depend on the availability of attractive candidates and the Company's ability to consummate any such business combination. HRI intends to use its available cash after payment of the Initial Distribution, together with additional equity or debt, if any, or a combination thereof, in effecting a business combination. HRI will endeavor to structure any business combination in a manner which would not require a substantial capital investment by HRI of the remaining proceeds of the Sale. The Company may at any time cease to pursue this business objective and may consider other alternatives. Reference is made to the information under the following headings of the Company's Proxy Statement dated December 17, 1999 (the "Special Meeting Proxy"), which information is incorporated herein by reference:
"Business of the Company Following Proposed Sale," and "Risk Factors: --No Operating History, --Acquisition Risks, --Unspecified Business Risks, --Need for Additional Financing, --Regulation, --Limited Management Resources and Experience, --Ability to Attract and Retain Key Personnel, --Conflicts of Interest, --Scarcity of and Competition for Business Combinations, -- No Agreement for Business Combination or Other Transaction, --Possible Lack of Diversification, -- Tax Considerations, -- Limited Public Market for Common Shares, -- Issuance of Additional Shares, -- Possible Adverse Effect of "Penny Stock" Rules in Liquidity for Post-Sale HRI's Securities, --Risks of Low Priced Stocks, --Possible Adverse Effect on Rules Affecting "Blank Check Companies" on the future issuance of Post-Sale HRI Securities, --Certain Anti-Takeover Provisions, and --No Dividends Anticipated."

Background of HRI

HRI, a Connecticut corporation, was co-founded in 1984 as a robotics "think-tank" by its chairman, Joseph F. Engelberger. During its early years, the Company's primary focus was contract engineering and research and development for third parties. Through the years, however, the focus of the Company evolved into the development of commercial applications for autonomous robotic products with the HelpMate(R) robotic courier, the flagship product of the Company, becoming its namesake.

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

Employees

As of December 31, 2000, the Company had no full-time employees. Joseph F. Engelberger has agreed to work part time for the Company as its unpaid chairman.

Item 2. Description of Property

At present HRI has the use of an office in Pyxis' offices in the Shelter Rock Business Center in Danbury, CT.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Sockholder Matters

Market Information

The Company's Common Stock and Warrants are currently traded on the Nasdaq Bulletin Board. A recent last sales price for the shares of Common Stock as reported on the Nasdaq Bulletin Board was $.056 on March 12, 2001.

                                                        High             Low
                                                        ----             ---

        Quarter ended March 31, 2000                   $ 0.60          $0.15
        Quarter ended June 30, 2000                      0.156          0.106
        Quarter ended September 30, 2000                 0.10           0.035
        Quarter ended December 31, 2000                  0.15           0.045

                                                         High            Low
                                                         ----            ---

        Quarter ended March 31, 1999                    $0.44           $0.19
        Quarter ended June 30, 1999                      0.39            0.17
        Quarter ended September 30, 1999                 0.34            0.19
        Quarter ended December 31, 1999                  0.48            0.17

Holders

As of February 14, 2001, there were approximately 152 holders of record of the Company's Common Stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

On December 30, 1999, HRI consummated the Sale of substantially all of its assets and certain liabilities to Pyxis. Accordingly, the Company is no longer in the business of manufacturing and selling trackless robotic courier systems.

Liquidity and Capital Resources

The Company began 2000 with $10,972,189 in cash as a result of the sale of substantially all its assets to Pyxis. On February 15, 2000, the Company made a net cash distribution of $9,806,815 to its shareholders. Cash on hand at December 31, 2000 was $515,821, which should be adequate to meet the Company's future working capital requirements.

Results of Continuing Operations

Net loss from continuing operations for the twelve months ended December 31, 2000 decreased by $91,536 over the comparable period ended December 31, 1999. This is a result of an increase of $165,000 in interest income generated from the proceeds of the Sale, offset by an increase in operating expenses of $74,000. In addition, income tax refunds were recorded in 2000 as a result from actual income taxes being lower than those estimated at December 31, 1999.

Results of Discontinued Operations

Income from discontinued operations decreased by $4,899 or 100% from the year ended December 31, 1999 compared to the year ended December 31, 2000. The decrease in income reflects the sale of assets to Pyxis.

Gain on sale of the assets and liabilities sold to Pyxis in 1999 reflects gross proceeds of $12,500,000 less a purchase adjustment of $59,062 offset by the net book value of the assets sold and liabilities assumed of $1,891,814 and estimated transaction costs and taxes of $573,184. The gain was increased by $33,867 in 2000 due to the finalization of taxes related to the transaction.

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

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons

The Company's executive officers and directors are as follows:

     Name                      Age    Position
     ----                      ---    --------

     Joseph F. Engelberger     75     Chairman, President, CEO and Director

     Joseph G. Cote            59     Director

     Howard E. Motter          53     Director

     Theodore Sall             74     Director

     Sheldon Sandler           56     Director

Mr. Engelberger co-founded the Company in 1984 and has served as a Director and the Chairman since that time. Prior to that, Mr. Engelberger founded and served as the first president of Unimation Inc., the first industrial robotics company, which was acquired by Westinghouse Electric Corporation. He also founded and was the first president of Consolidated Controls Corporation, which was ultimately acquired by Eaton Corporation. Mr. Engelberger has written extensively on the subjects of instrumentation and robotics. Mr. Engelberger is the father of Gay Engelberger, the Company's director of marketing. Mr. Engelberger formerly served as a director of Anderson Group, Inc. and of EDO Corporation.

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

Board of Directors - General

The Board of Directors held two meetings in 2000. All of the directors attended both of the meetings with the exceptions of Messrs. Motter and Sandler, who each did not attend one Board meeting.

Compensation

The Company does not pay any additional remuneration to employees serving as directors. The Company does pay $500 for each meeting attended to non-employee directors. Directors' out-of-pocket expenses are not reimbursed by the Company.

Committees

The Board of Directors has the following standing Committees:

Audit Committee. The Audit Committee, which did not meet in 2000, consists of three directors of the Company, all of whom are independent. The Audit Committee is responsible for the engagement of the Company's independent auditors and reviews with them the scope and timing of their audit services and any other services which they are asked to perform and their report on the Company's accounts following completion of the audit and the Company's policies and procedures with respect to internal accounting and financial control. The Board of Directors has appointed Messrs. Sall and Sandler as the members of the Audit Committee. There is currently a vacancy on this Committee.

Compensation Committee. The Compensation Committee, which did not meet in 2000, is responsible for making recommendations to the Board of Directors with respect to compensation and benefit levels of executive officers of the Company. The Board has appointed Mr. Sall as the member of the Compensation Committee. There is currently a vacancy on this Committee.

Stock Option Committee. The Stock Option Committee did not meet in 2000. The Stock Option Committee is responsible for administering the Company's 1984, 1988 and 1995 Stock Option Plans. The Board has appointed Messrs. Cote and Sall to the Stock Option Committee.

Item 10: Executive Compensation

The following table sets forth certain information regarding compensation awarded to, earned by, or paid to the Company's chief executive officer and each other executive officer and employee whose salary and bonus for the fiscal year ended December 31, 2000 exceeded $100,000.

                                                                                          Securities Underlying
        Name and Position                    Fiscal Year            Salary                        Options
        -----------------                    -----------            ------                        -------
      Joseph F. Engelberger                     2000                      0                            0
      Chairman and Chief
      Executive Officer                         1999                $75,000                            0

                                                1998                $81,250                       98,750

      Thomas K. Sweeny                          1998               $107,873                      138,125
      President (1)

      Fred T. Cordano                           1999               $106,090                            0
      Vice President of
      Manufacturing (2)                         1998               $103,000                       65,300

(1)   Mr. Sweeny died on August 6, 1998.
(2) Mr. Cordano resigned as an officer on December 31, 1999 in connection with the sale of the Company.

The following table sets forth information on the exercise of stock options and warrants issued to individuals named in the executive compensation table.

                            Shares Acquired Upon
                          Exercise of Options and   Number of Securities Underlying   Value of Unexercised in the
                              Warrants During           Unexercised Warrants at            Money Warrants at
                                Fiscal 2000                December 31, 2000                December 31, 2000
                                -----------                -----------------                -----------------

                           Number        Value      Exercisable     Unexercisable     Exercisable   Unexercisable
                           ------        -----      -----------     -------------     -----------   -------------
Joseph F. Engelberger     429,808      $141,321        83,874             0                0              0

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information based upon the Company's records and Securities and Exchange Commission filings with respect to each executive officer, each director and nominee for director, each person known to be a beneficial owner of more than 5% of the Common Stock of the Corporation and all executive officers and directors as a group as of February 14, 2001. Under the rules and regulations of the Securities and Exchange Commission, a person is deemed to own beneficially all securities of which that person owns or shares voting or investment power as well as all securities which may be acquired through the exercise of currently available conversion, warrant or option rights. Unless otherwise indicated, each such person possesses sole voting and investment power with respect to the shares owned by him.

-----------------------------------------------------------------------------------------------
                                      Address                              Shares       Percent
-----------------------------------------------------------------------------------------------
Gabriel Kaplan                9551 Hidden Valley Road                     1,099,091       5.22%
                              Beverly Hills, CA 90210
-----------------------------------------------------------------------------------------------
The Boston Group, LP          5777 West Century Boulevard, Suite 1605     2,411,866      10.78%
                              Los Angeles, CA 90045
-----------------------------------------------------------------------------------------------
Connecticut Innovations,      999 West Street                             3,103,675      13.45%
Incorporated (1)              Rocky Hill, CT  06067
-----------------------------------------------------------------------------------------------
Joseph F. Engelberger(2)      HelpMate Robotics Inc.                      2,105,366       9.54%
                              22 Shelter Rock Lane
                              Danbury, CT  06810
-----------------------------------------------------------------------------------------------
Howard E. Motter              2829 Saddlebred Court                          30,000         (3)
                              Glenwood, MD 21738
-----------------------------------------------------------------------------------------------
Theodore Sall                 47 Lake View Drive                             33,000         (3)
                              Old Tappan, NJ  07675
-----------------------------------------------------------------------------------------------
Sheldon Sandler               142 Cedar Lane                                 30,000         (3)
                              Princeton, NJ 08540
-----------------------------------------------------------------------------------------------
Joseph G. Cote                19 Mallard Drive                               30,000         (3)
                              Huntington, NY 11743
-----------------------------------------------------------------------------------------------
All Directors and Executive                                               2,228,366      10.04%
Officers as a Group (2)
-----------------------------------------------------------------------------------------------

----------
(1)   Includes warrants to purchase 186,616 shares.
(2) Includes 72,589 shares owned by Mr. Engelberger's wife, Margaret Engelberger, but does not include shares beneficially owned by Mr. Engelberger's adult children or his brother. Also includes 431,116 shares owned by the Joseph F. Engelberger Foundation. Includes warrants to purchase 83,874 shares.
(3)   Less than one percent.

Item 12: Certain Relationships and Related Transactions

None

Item 13: Exhibits and Reports on Form 8-K

(a)   Exhibits

3.01 Amended and Restated Certificate of Incorporation of Registrant as filed on December 28, 1995 (Incorporated by reference to Form SB2 No. 33-00348 filed January 31, 1996, Exhibit No. 3.02)
3.02 Form of By-Laws of the Registrant as amended (Incorporated by reference to Form SB2 No. 33-99348 filed January 31, 1996, Exhibit No. 3.03)
3.03     Amendment to Certificate of Incorporation
4.01*    Form of Common Stock Certificate
4.02*    Form of Warrant Certificate
4.03*    Form of Unit Certificate
4.04*    Form of Warrant Agreement
4.05*    Form of Underwriters' Unit Purchase Option
4.06* Pages of the Registrant's Certificate of Incorporation that define the rights of holders are incorporated herein by reference to pages 3, 4, 6 and 7 of Exhibit 3.01
4.07* Pages of the Registrant's By-Laws that define the rights of holders are incorporated herein by reference to pages 1, 2, 3, 4, 5, 6, 12 and 13 of Exhibit 3.02
10.83    Agreement between the Company and Pyxis Corporation dated October 14,
         1999

(b)   No reports on Form 8-K were filed during the quarter ended December 31,
      2000

* Incorporated by reference to Form SB2 Number 22-99348 filed January 31, 1996 under the same exhibit numbered as filed therein

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant) HelpMate Robotics Inc.

By: /s/ Joseph F. Engelberger
    -------------------------
    Joseph F. Engelberger, Chairman, President,
    Chief Executive Officer and Principal
    Financial and Accounting Officer                        Date: March 14, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.


By: s/s Joseph F. Engelberger
    -------------------------
    Joseph F. Engelberger, Chairman, President
    Chief Executive Officer and Principal                   Date: March 14, 2001

By: s/s Joseph G. Cote
    ------------------
    Joseph G. Cote, Director                                Date: March 14, 2001

By: s/s Howard E. Motter
    --------------------
    Howard E. Motter, Director                              Date: March 14, 2001

By: s/s Theodore Sall
    -----------------
    Theodore Sall, Director                                 Date: March 14, 2001

By: s/s Sheldon Sandler
    -------------------
    Sheldon Sandler, Director                               Date: March 14, 2001

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements:

Report of Independent Public Accountants for the years
  ended December 31, 2000 and 1999...........................................F-2

Balance Sheet as of December 31, 2000........................................F-3

Statements of Operations for the years ended December 31, 2000 and 1999......F-4

Statements of Cash Flows for the years ended December 31, 2000 and 1999......F-5

Statements of Stockholders' Equity for the years ended
  December 31, 2000 and 1999 ................................................F-6

Notes to Financial Statements................................................F-7

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of HelpMate Robotics Inc.

We have audited the accompanying balance sheet of HelpMate Robotics Inc., a Connecticut corporation, as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HelpMate Robotics Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.


                                                        /s/ Arthur Andersen LLP
                                                            -------------------

                                                            Arthur Andersen LLP

Hartford, Connecticut
March 14, 2001

                             HelpMate Robotics Inc.

                                  Balance Sheet

                                December 31, 2000

Assets
Current assets:
  Cash and cash equivalents                                        $    515,821
   Income tax receivable                                                 26,468
                                                                   ------------
Total current assets                                                    542,289

Cash held in escrow                                                   1,313,716
                                                                   ------------
                                                                   $  1,856,005
                                                                   ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                            $     48,873
                                                                   ------------
Total current liabilities                                                48,873

Commitments and contingencies

Stockholders' equity :
  Common stock, no par value; 40,000,000 shares authorized;
   19,971,313 shares issued and outstanding                          21,379,540
  Capital surplus                                                     5,232,012
  Accumulated deficit                                               (24,804,420)
                                                                   ------------
Total stockholders' equity                                            1,807,132
                                                                   ------------
                                                                   $  1,856,005
                                                                   ============

    The accompanying notes are an integral part of this financial statement.

                             HelpMate Robotics Inc.

                            Statements of Operations

                     Years ended December 31, 2000 and 1999

                                                                     2000            1999
                                                                     ----            ----
Selling, general and administrative expense                      $    206,717    $    133,000

Interest income                                                       165,253              --
                                                                 ----------------------------

Loss from continuing operations                                       (41,464)       (133,000)

Discontinued operations:
  Income from operations sold to Pyxis                                     --           4,899
  Gain on sale of assets and liabilities sold to Pyxis (net of
     applicable income taxes of $300,000 in 1999)                      33,867       9,875,940
                                                                 ----------------------------
  Net (loss) income                                              $     (7,597)   $  9,747,839
                                                                 ============================

Basic earnings (loss) per share:
  Continuing operations                                          $         --    $      (0.01)
  Discontinuing operations                                                 --              --
  Gain on sale of discontinued operations                                  --            0.69
                                                                 ----------------------------
Net income (loss)                                                $         --    $       0.68
                                                                 ============================

Weighted average shares outstanding                                19,271,418      14,320,811
                                                                 ============================
Diluted earnings (loss) per share:
  Continuing operations                                          $         --    $      (0.01)
  Discontinuing operations                                                 --              --
  Gain on sale of discontinued operations                                  --            0.50
                                                                 ----------------------------
                                                                 $         --    $       0.49
                                                                 ============================

Weighted average shares outstanding                                19,271,418      19,919,972
                                                                 ============================

   The accompanying notes are an integral part of these financial statements.

                             HelpMate Robotics Inc.

                            Statements of Cash Flows

                     Years ended December 31, 2000 and 1999

                                                                          2000             1999
                                                                          ----             ----
Operating activities
Net (loss) income                                                     $     (7,597)   $  9,747,839
Adjustments to reconcile net (loss) income to net cash used in operating activities:
  Gain on sale of discontinued operations (net of applicable income
    taxes of $300,000)                                                          --      (9,875,940)
  Depreciation and amortization                                                 --         517,311
Changes in operating accounts:
  (Increase) decrease in accounts receivable                               (26,468)        802,862
  Decrease in inventory                                                         --         395,875
  (Increase) in deposits and escrow                                        (63,716)     (1,119,840)
  (Decrease) increase in accounts payable and accrued expenses            (551,772)       (287,013)
  Decrease in deferred revenue                                                  --        (267,654)
                                                                      ----------------------------
Net cash used in operating activities                                     (649,553)        (86,560)
                                                                      ----------------------------

Investing activities
Proceeds from disposal of discontinued operations                               --      10,967,681
Purchase of property and equipment                                              --         (44,357)
                                                                      ----------------------------
Net cash provided by investing activities                                       --      10,923,324
                                                                      ----------------------------

Financing activities
Net distribution to shareholders                                        (9,806,815)             --
Repayments of notes payable                                                     --        (334,011)
Proceeds from exercise of stock options                                         --          29,057
                                                                      ----------------------------
Net cash used in financing activities                                   (9,806,815)       (304,954)
                                                                      ----------------------------

Net (decrease) increase in cash and cash equivalents                   (10,456,368)     10,531,810

Cash at beginning of year                                               10,972,189         440,379
                                                                      ----------------------------
Cash at end of year                                                   $    515,821    $ 10,972,189
                                                                      ============================

Supplemental Information:
  Conversion of accrued expenses to common stock                      $         --    $     64,888
                                                                      ============================
  Cashless exercise of stock options                                  $  1,776,546    $         --
                                                                      ============================

   The accompanying notes are an integral part of these financial statements.

                             HelpMate Robotics Inc.

                       Statements of Stockholders' Equity

                           December 31, 2000 and 1999

                                                                                             Accumulated
                                                           Common Stock    Capital Surplus      Deficit          Total
                                                            --------------------------------------------------------------
Balance at December 31, 1998                                $19,509,049       $5,232,012     $(22,961,301)     $1,779,760

Conversion of accrued expenses to common stock                   64,888               --               --          64,888

Exercise of stock options                                        29,057               --               --          29,057

Net income                                                           --               --         9,747,839      9,747,839
                                                            --------------------------------------------------------------

Balance at December 31, 1999                                $19,602,994       $5,232,012     $(13,213,462)    $11,621,544

Cashless exercise of stock options and warrants               1,776,546               --               --       1,776,546

Distribution to shareholders                                         --               --      (11,583,361)    (11,583,361)

Net loss                                                             --               --           (7,597)         (7,597)
                                                            --------------------------------------------------------------

Balance at December 31, 2000                                $21,379,540       $5,232,012     $(24,804,420)     $1,807,132
                                                            ==============================================================

   The accompanying notes are an integral part of these financial statements.

                             HelpMate Robotics Inc.

                          Notes to Financial Statements

                           December 31, 2000 and 1999

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

The assets sold included all machinery and equipment including all leased equipment; all inventory including raw materials and component parts and all patents, trademarks (including trademarks for the name "HelpMate" and "LabMate", all accounts receivable, security deposits and cash). Pyxis assumed certain accounts payable and other liabilities.

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

HRI recognized a gain on the sale of $9,975,940 calculated as follows:

       Gross Proceeds                                           $12,500,000

       Purchase price adjustment                                    (59,062)

       Net book  value of assets  sold and  liabilities
       assumed                                                   (1,891,814)

       Estimated taxes and transaction costs                       (573,184)
                                                                -----------

       Gain on sale of discontinued operations                  $ 9,975,940
                                                                ===========

During 2000, the taxes related to this transaction were finalized, resulting in a reduction of $33,867 from the original estimate.

The estimated net cash proceeds to the Company from the sale are as follows:


             Gross Proceeds                                 $12,500,000

             Purchase price adjustment                          (41,990)

             Cash held in escrow for two years               (1,250,000)

             Payment of certain CII obligations
             not assumed by Pyxis                              (238,454)

             Payment of transaction costs                        (1,875)
                                                            -----------

                                                            $10,967,681
                                                            ===========


The results of HRI prior to the Sale have been classified as Discontinued Operations in the accompanying financial statements. Revenue generated from these operations was $2,934,691 for the year ended December 31, 1999.

The Company's business plan is to effect a business combination with an operating business which HRI believes has potential to increase stockholder value. Any such business combination would depend on the availability of attractive candidates and the Company's ability to consummate any such business combination. HRI intends to use its available cash after payment of the Initial Distribution, together with additional equity or debt, if any, or a combination thereof, in effecting a business combination. HRI will endeavor to structure any business combination in a manner which would not require a substantial capital investment by HRI of the remaining proceeds of the Sale. The Company may at any time cease to pursue this business objective and may consider other alternatives.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2000, the Company's cash and cash equivalents are deposited with one financial institution.

Property and Equipment

Furniture and fixtures, machinery and equipment and leasehold improvements were stated at cost. Depreciation was computed on the straight-line method based upon the estimated useful lives of the assets. These include furniture and fixtures (three to five years); machinery and equipment (five to ten years); and leasehold improvements (over the term of the lease). Depreciation expense for property and equipment was $96,687 for the year ended December 31, 1999.

Equipment Leased to Others

Equipment leased to others was stated at cost. Depreciation was computed on the straight-line method based upon the estimated useful lives of the assets (five years). Depreciation expense for equipment leased to others was $316,059 for the year ended December 31, 1999.

Installation Costs

The Company incurred certain direct expenses associated with the installation of its equipment leased to others. Such costs were amortized over the initial term of the lease in accordance with the generally accepted accounting principles prescribed for leases. Amortization expense for installation costs was $104,555 for the year ended December 31, 1999.

Earnings Per Share and Supplemental Net Loss per Share

The Company computes earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". Earnings per share is computed both under the basic and dilutive methods. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding; dilutive earnings per share is computed by giving effect to all dilutive potential common share equivalents that were outstanding during the period. Common share equivalents include stock options and warrants.

2.  Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of the assets and liabilities and the net operating loss carryforwards available for tax reporting purposes, using applicable tax rates for the years in which the differences are expected to reverse.

The Company's deferred tax asset as of December 31, 2000 of approximately $2.7 million arising solely from existing net operating loss carryforwards was offset by a $2.7 million valuation allowance.

At December 31, 2000, the Company had net operating loss carryforwards for federal tax purposes of approximately $7.8 million, net of forgone amount (see
Note 5), which expire through 2014. However, under the Tax Reform Act of 1986, the ability of the Company to realize a future tax benefit from its net operating loss carryforwards is severely limited due to changes in the proportionate ownership of the Company and the entities which own stock in the Company.

3. Stockholders' Equity

Warrants

As of December 31, 2000, the Company had issued warrants to purchase an aggregate of 1,944,841 shares of common stock. The warrants have exercise prices ranging from $1.24 - $5.75 per share, are exercisable upon issuance and expire as follows: 2006 (98,353); 2005 (226,290) and 2001 (1,620,198).

Stock Option Plans

The Company has two stock option plans. The 1988 Nonqualified Stock Option Plan provides for the granting of nonqualified stock options for 235,279 shares of common stock at an exercise price based upon a formula determined by the Company's Board of Directors, with a minimum price of not less than $0.20 per share. Options are exercisable starting one year from the date of grant to the extent of 20% per year on a cumulative basis and expire ten years from the date of grant. Option holders, upon approval by the Company, may surrender their options to the Company in exchange for the difference between the fair market value of the shares covered by the option and the option exercise price. In the event of cessation of employment, an option holder may exercise his stock options within a six month period at which time the stock option is canceled. At December 31, 2000, 250,000 shares of common stock are reserved for issuance.

The Company's 1995 Amended and Restated Stock Option Plan provides for the granting of up to 700,000 shares of the Company's common stock to officers, directors and employees of the Company at an exercise price not less than 100% of the fair market value of the Company's common stock on the date of grant. Options are exercisable starting one year from the date of grant to the extent of 20% per year on a cumulative basis and expire ten years from the date of grant. At December 31, 2000, 69,550 options are available for grant under this plan and 700,000 shares of common stock are reserved for issuance.

The 1988 plan terminated on October 27, 1998 and the 1995 plan will terminate on February 5, 2006, except as to options outstanding. The 1995 plan can be terminated by the Company's Board of Directors at any time.

The Company has adopted the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS 123. The Company has computed the pro forma disclosures required under SFAS 123 for options granted in 1998 and 1997 using the Black-Scholes option pricing model prescribed by SFAS 123. The weighted average assumptions used are as follows:

                                                              1999
                                                              ----

                Risk free interest rate                        7%
                Expected dividend yield                       None
                Expected lives                               8 Years
                Expected volatility                           106%

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's net loss and net loss per share would not have been materially different.

A summary of the status of the Company's stock option plans at December 31, 2000 is presented in the table and narrative below.

                                                    2000                                    1999
                                      -------------------------------         -------------------------------
                                                          Weighted                                Weighted
                                                          Average                                  Average
                                       Shares          Exercise Price           Shares         Exercise Price
Outstanding, beginning of year         477,862             $0.18               652,970              $0.18
Granted                                  --                 --                  10,000               0.13
Exercised                             (477,862)             0.18              (170,750)              0.17
Canceled/expired                         --                                    (14,358)              0.18
                                      ---------        --------------         ---------        --------------

Outstanding, end of year                 --                 --                 477,862              $0.18
                                      =========        ==============         =========        ==============

Exercisable, end of year                 --                 --                 477,862              $0.18
                                      =========        ==============         =========        ==============

Weighted average fair value of
options granted                                                                                     $0.18
                                                                                               ==============

In connection with the Sale, the Board of Directors approved an amendment to the Company's 1995 Amended and Restated Stock Option Plan to accelerate the vesting of all outstanding options issued under that plan. At December 31, 1999, the Company had outstanding options to purchase 477,862 shares at per share exercise prices between to $0.10 and $.20; and warrants to purchase 5,121,299 shares at $0.33, (together the "Special Options").

In order to facilitate the exercise of the Special Options, the Company's Board of Directors authorized a procedure permitting a "cashless" exercise of the Special Options (the "Cashless Exercise") as follows: the Company permitted each holder of the Special Options to exercise its Special Options in full by delivery of written instructions to the Company to withhold the dollar amount of the exercise price of the Special Option from the Per Share Distribution with respect to the Shares issuable upon exercise of a Special Option. For purposes of determining the Per Share Distribution, (i) the Shares issuable upon all Special Options for which the Company has received a valid and timely exercise notice (the "Exercised Special Options") was considered outstanding and of record as of January 29, 2000, and (ii) the exercise price of all Exercised Special Options shall be deemed received by the Company and added to the dollar amount of the Initial Distribution. The amount of the per Share Distribution payable to holders of Shares received upon exercise of Special Options was reduced by the aggregate exercise price of those Special Options.

4. Defined Contribution Plan

The Company sponsored a defined contribution plan for substantially all of its employees. Employees were able to contribute to the plan, on a pre tax basis, a percentage of their qualifying compensation up to the legal limits allowed. The Company contribution matched 25% of employee contributions up to $2,000. During 1999, the Company contributed $11,620 to this plan. The Company terminated the plan on September 21, 2000 and the proceeds were distributed to participants.

5. Commitments and Contingencies

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