Form 10QSB
period 2001-03-31
HELPMATE ROBOTICS INC
filed 2001-05-14
CIK 1003472

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

            For the quarterly period ended March 31, 2001
                                           --------------

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

                  Shelter Rock Lane; Danbury, Connecticut 06810
                  ---------------------------------------------
                    (Address of principal executive offices)

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

The number of shares outstanding of the issuer's common stock as of May 6, 2001 is 19,971,313 shares.

Transitional Small Business Disclosure Format (Check One) Yes |_| No |X|

                             HELPMATE ROBOTICS INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Balance Sheet as of March 31, 2001 (unaudited)        3

               Condensed Statements of Operations for the three months         4
                 ended March 31, 2001 and 2000 (unaudited)

               Condensed Statement of Stockholders' Equity for the three       5
                 months ended March 31, 2001 (unaudited)

               Condensed Statements of Cash Flows for the three months         6
                 ended March 31, 2001 and 2000 (unaudited)

               Notes to Condensed Financial Statements (unaudited)             7

       Item 2. Management's Discussion and Analysis of Financial               8
                 Condition and Results of Operations

                           PART II. OTHER INFORMATION

       Signature                                                               9

                             HelpMate Robotics Inc.

                       Condensed Balance Sheet (unaudited)

                                 March 31, 2001

Assets
Current assets:
  Cash and cash equivalents                                        $    477,644
  Income tax receivable                                                  18,093
  Cash held in escrow                                                 1,315,420
                                                                   ------------
Total current assets                                               $  1,811,157
                                                                   ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                            $     48,405
                                                                   ------------
Total current liabilities                                                48,405
                                                                   ------------

Commitments and contingencies

Stockholders' equity :
  Common stock, no par value; 40,000,000 shares authorized;
  19,971,313 shares issued and outstanding                           21,379,540
  Capital surplus                                                     5,232,012
  Accumulated deficit                                               (24,848,800)
                                                                   ------------
Total stockholders' equity                                            1,762,752
                                                                   ------------
                                                                   $  1,811,157
                                                                   ============

See accompanying notes.

                             HelpMate Robotics Inc.

                 Condensed Statements of Operations (unaudited)

                   Three Months Ended March 31, 2001 and 2000

                                                       2001             2000
                                                       ----             ----
Operating expenses:
  Selling, general and administrative             $     69,602     $     68,774
                                                  -----------------------------

  Loss from operations                                 (69,602)         (68,774)

  Interest income                                       25,222           81,357
                                                  -----------------------------

Net (loss) income                                 $    (44,380)    $     12,583
                                                  =============================

Basic and diluted (loss) income per share         $         --     $         --
                                                  =============================

Weighted average shares outstanding                 19,971,313       17,171,733
                                                  =============================

See accompanying notes.

                             HelpMate Robotics Inc.

             Condensed Statement of Stockholders' Equity (unaudited)

                        Three Months Ended March 31, 2001

                                                       Capital      Accumulated
                                     Common Stock      Surplus        Deficit          Total
                                     ----------------------------------------------------------
Balance at December 31, 2000         $ 21,379,540   $  5,232,012   $(24,804,420)   $  1,807,132

Net loss                                       --             --        (44,380)        (44,380)
                                     ----------------------------------------------------------

Balance at March 31, 2001            $ 21,379,540   $  5,232,012   $(24,848,800)   $  1,762,752
                                     ==========================================================

See accompanying notes.

                             HelpMate Robotics Inc.

                 Condensed Statements of Cash Flows (unaudited)

                   Three Months Ended March 31, 2001 and 2000

                                                                                2001           2000
                                                                                ----           ----
Operating activities:
Net (loss) income                                                          $    (44,380)   $     12,583
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Changes in operating accounts:
  Decrease in income tax receivable                                               8,375              --
  Increase in cash held in escrow                                                (1,704)        (10,577)
  Decrease in accounts payable and accrued expenses                                (468)       (504,583)
                                                                           ----------------------------
Net cash used in operating activities                                           (38,177)       (502,577)
                                                                           ----------------------------

Financing activities:
Cash distribution                                                                    --      (9,806,815)
                                                                           ----------------------------

Net decrease in cash and cash equivalents                                       (38,177)    (10,309,392)

Cash and cash equivalents at beginning of period                                515,821      10,972,189
                                                                           ----------------------------
Cash and cash equivalents at end of period                                 $    477,644    $    662,797
                                                                           ============================

Supplemental non-cash financing activities:
 Cashless exercise of stock options and warrants                           $         --    $  1,776,546
                                                                           ============================

See accompanying notes.

                             HelpMate Robotics Inc.

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 2001

Basis of Presentation

On December 30, 1999, HelpMate Robotics Inc. (the "Company" or "HRI") completed the sale for $12,500,000 in cash (the "Sale") to Pyxis Corporation ("Pyxis") of substantially all of the Company's assets and the assumption by Pyxis of specified liabilities of the Company pursuant to the Asset Purchase Agreement between the Company and Pyxis dated as of October 14, 1999.

The consideration received by the Company was $12,500,000 less certain closing adjustments and less $1,250,000 which will be held in escrow for a period of two years (December 30, 2001) and is available to settle potential indemnification claims. Management is not aware of any material claims against this escrow as of March 31, 2001.

On February 15, 2000, the Company made a cash distribution to the Company's stockholders of record as of the Distribution Record Date, January 29, 2000, in the amount of $9,806,815, which was net of $1,776,546 which represented the proceeds that the Company would have received from the simultaneous cashless exercise of stock options and warrants.

Business Plan

Following the Sale, the Company's business plan is to effect a business combination with an operating business which HRI believes has potential to increase stockholder value. Any such business combination would depend on the availability of attractive candidates and the Company's ability to consummate any such business combination. HRI intends to use its available cash after payment of the distribution, together with additional equity or debt, if any, or a combination thereof, in effecting a business combination. HRI will endeavor to structure any business combination in a manner which would not require a substantial capital investment by HRI of the remaining proceeds of the Sale. The Company may at any time cease to pursue this business objective and may consider other alternatives.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Management's Discussion and Analysis

On December 30, 1999, HRI consummated the Sale of substantially all of its assets and certain liabilities to Pyxis. Accordingly, the Company is no longer in the business of manufacturing and selling trackless robotic courier systems.

Results of Operations

Net income for the quarter ended March 31, 2001 decreased by $56,963 from the quarter ended March 31, 2000. Interest income in the quarter ended March 31, 2000 was higher by $56,135 due to the higher cash balance in January 2000 and the first half of February 2000 prior to the distribution to stockholders on February 15, 2000.

Liquidity and Capital Resources

The Company began 2000 with $10,972,189 in cash as a result of the sale of substantially all its assets to Pyxis. On February 15, 2000, the Company made a net cash distribution of $9,806,815 to its shareholders. Cash on hand at March 31, 2001 was $477,644, which management believes should be adequate to meet the Company's future working capital requirements. In addition, the escrow funds will be available to the Company on December 30, 2001.

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

HelpMate Robotics Inc.


Date: May 10, 2001                            /s/ Joseph F. Engelberger
                                              -------------------------
                                              Joseph F. Engelberger, Chairman
                                              Chief Executive Officer, and Chief
                                              Financial Officer