Form 10QSB
period 2001-06-30
HELPMATE ROBOTICS INC
filed 2001-08-13
CIK 1003472

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

                  For the quarterly period ended June 30, 2001
                                                 -------------

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

The number of shares outstanding of the issuer's common stock as of July 31, 2001 is 19,971,313 shares.

Transitional Small Business Disclosure Format (Check One)  Yes |_| No |X|

                             HELPMATE ROBOTICS INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheet as of June 30, 2001 (unaudited)          3

        Condensed Statements of Operations for the three months          4
         ended June 30, 2001 and 2000 (unaudited)

        Condensed Statements of Operations for the six months            5
          ended June 30, 2001 and 2000 (unaudited)

        Condensed Statement of Stockholders' Equity for the six          6
         months ended June 30, 2001 (unaudited)

        Condensed Statements of Cash Flows for the six months            7
          ended June 30, 2001 and 2000 (unaudited)

        Notes to Condensed Financial Statements (unaudited)              8

Item 2. Management's Discussion and Analysis of Financial                9
         Condition and Results of Operations

                           PART II. OTHER INFORMATION

Signature                                                                10

                             HelpMate Robotics Inc.

                       Condensed Balance Sheet (unaudited)

                                  June 30, 2001

ASSETS
Current assets:
  Cash and cash equivalents                                        $    419,554
  Income tax receivable                                                  15,838
  Cash held in escrow                                                 1,328,960
                                                                   ------------
Total current assets                                               $  1,764,352
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                            $     16,513
                                                                   ------------
Total current liabilities                                                16,513
                                                                   ------------

Commitments and contingencies

Stockholders' equity :
  Common stock, no par value; 40,000,000 shares authorized;
  19,971,313 shares issued and outstanding                           21,379,540
  Capital surplus                                                     5,232,012
  Accumulated deficit                                               (24,863,713)
                                                                   ------------
Total stockholders' equity                                            1,747,839
                                                                   ------------
                                                                   $  1,764,352
                                                                   ============

SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

                 Condensed Statements of Operations (unaudited)

                    Three Months ended June 30, 2001 and 2000

                                                    2001               2000
                                                    ----               ----
Operating expenses:
  Selling, general and administrative           $     34,684       $     52,760
                                                -------------------------------

  Loss from operations                               (34,684)           (52,760)

Interest income                                       19,771             19,685
                                                -------------------------------

Net loss                                        $    (14,913)      $    (33,075)
                                                ===============================

Basic and diluted earnings per share            $         --       $         --
                                                ===============================

Weighted average shares outstanding               19,971,313         19,971,313
                                                ===============================

SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.
                                    Condensed
                      Statements of Operations (unaudited)

                     Six months ended June 30, 2001 and 2000

                                                    2001               2000
                                                    ----               ----
Operating expenses:
  Selling, general and administrative           $    104,286       $    121,534
                                                -------------------------------

  Loss from operations                              (104,286)          (121,534)

  Interest income                                     44,993            107,042
                                                -------------------------------

Net loss                                        $    (59,293)      $    (14,492)
                                                ===============================

Basic and diluted earnings per share            $         --       $         --
                                                ===============================

Weighted average shares outstanding               19,971,313         18,571,523
                                                ===============================

SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

             Condensed Statement of Stockholders' Equity (unaudited)

                         Six Months ended June 30, 2001

                                                                                      Accumulated
                                  Common Stock  Capital Surplus       Deficit            Total
                                  ---------------------------------------------------------------
Balance at December 31, 2000      $21,379,540      $5,232,012      $(24,804,420)      $ 1,807,132

Net loss                                   --              --           (59,293)          (59,293)
                                  ---------------------------------------------------------------

Balance at June 30, 2001          $21,379,540      $5,232,012      $(24,863,713)      $ 1,747,839
                                  ===============================================================

SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

                 Condensed Statements of Cash Flows (unaudited)

                     Six Months ended June 30, 2001 and 2000

                                                            2001               2000
                                                            ----               ----
OPERATING ACTIVITIES:
Net loss                                                 $ (59,293)      $    (14,492)
Changes in operating accounts:
  Decrease in accounts receivable                           10,630                 --
  Increase in other assets                                 (15,244)           (27,159)
  Decrease in accounts payable and accrued expenses        (32,360)          (528,074)
                                                         ----------------------------
Net cash used for operating activities                     (96,267)          (569,725)
                                                         ----------------------------

FINANCING ACTIVITIES:
Cash distribution                                               --         (9,806,815)
                                                         ----------------------------

Net decrease in cash and cash equivalents                  (96,267)       (10,376,540)

Cash and cash equivalents at beginning of period           515,821         10,972,189
                                                         ----------------------------
Cash and cash equivalents at end of period               $ 419,554       $    595,649
                                                         ============================
Supplemental non-cash financing activities:
Cashless exercise of stock options and warrants          $      --       $  1,776,546
                                                         ============================

SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

               Notes to Condensed Financial Statements (unaudited)

                                  June 30, 2001

BASIS OF PRESENTATION

On December 30, 1999, HelpMate Robotics Inc. (the "Company" or "HRI") completed the sale for $12,500,000 in cash (the "Sale") to Pyxis Corporation ("Pyxis") of substantially all of the Company's assets and the assumption by Pyxis of specified liabilities of the Company pursuant to the Asset Purchase Agreement between the Company and Pyxis dated as of October 14, 1999.

The consideration received by the Company was $12,500,000 less certain closing adjustments and less $1,250,000 which will be held in escrow for a period of two years (December 30, 2001) and is available to settle potential indemnification claims. Management is not aware of any material claims against this escrow as of June 30, 2001.

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

BACKGROUND OF HRI

HRI, a Connecticut corporation, was co-founded in 1984 as a robotics "think-tank" by its chairman, Joseph F. Engelberger. During its early years, the Company's primary focus was contract engineering and research and development for third parties. Through the years, however, the focus of the Company had evolved into the development of commercial applications for autonomous robotic products with the HelpMate(R) robotic courier, the flagship product of the Company, becoming its namesake.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS

On December 30, 1999, HRI consummated the Sale of substantially all of its assets and certain liabilities to Pyxis. Accordingly, the Company is no longer in the business of manufacturing and selling trackless robotic courier systems.

RESULTS OF OPERATIONS

Net loss for the six months ended June 30, 2001 increased by $44,801 from the six months ended June 30, 2000. Interest income for the six months ended June 30, 2000 was higher by $62,049 due to the higher cash balance in January 2000 and the first half of February 2000 prior to the distribution to stockholders on February 15, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company began 2000 with $10,972,189 in cash as a result of the sale of substantially all its assets to Pyxis. On February 15, 2000, the Company made a net cash distribution of $9,806,815 to its shareholders. Cash on hand at June 30, 2001 was $419,554, which management believes should be adequate to meet the Company's future working capital requirements. In addition, escrow funds to the extent remaining after indemnification issues are settled will be available to the Company on December 30, 2001.

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

HelpMate Robotics Inc.


Date: August 13, 2001                        /s/ Joseph F. Engelberger
                                             -------------------------
                                             Joseph F. Engelberger, Chairman
                                             Chief Executive Officer, and Chief
                                             Financial Officer