Form 10QSB
period 2001-09-30
HELPMATE ROBOTICS INC
filed 2001-11-09
CIK 1003472

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

                For the quarterly period ended September 30, 2001
                                               ------------------

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

The number of shares outstanding of the issuer's common stock as of October 31, 2001 is 19,971,313 shares.

Transitional Small Business Disclosure Format (Check One) Yes|_| No |X|

                             HELPMATE ROBOTICS INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      Condensed Balance Sheet as of September 30, 2001 (unaudited)             3

      Condensed Statements of Operations for the three months ended
      September 30, 2001 and 2000 (unaudited)                                  4

      Condensed Statements of Operations for the nine months ended
      September 30, 2001 and 2000 (unaudited)                                  5

      Condensed Statement of Stockholders' Equity for the nine months
      ended September 30, 2001 (unaudited)                                     6

      Condensed Statements of Cash Flows for the nine months ended
      September 30, 2001 (unaudited)                                           7

      Notes to Condensed Financial Statements (unaudited)                      8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              9

                           PART II. OTHER INFORMATION

Signature                                                                     11

                             HelpMate Robotics Inc.

                       Condensed Balance Sheet (unaudited)

                               September 30, 2001

ASSETS
Current assets:
  Cash and cash equivalents                                        $    391,642
  Income tax receivable                                                  13,074

  Cash held in escrow                                                 1,338,962
                                                                   ------------
Total current assets
                                                                   $  1,743,678
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                            $     56,900
                                                                   ------------
Total current liabilities                                                56,900
                                                                   ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value; 40,000,000 shares authorized;
  19,971,313 shares issued and outstanding                           21,379,540
  Capital surplus                                                     5,232,012

  Accumulated deficit                                               (24,924,774)
                                                                   ------------
  Total stockholders' equity                                          1,686,778
                                                                   ------------

                                                                   $  1,743,678
                                                                   ============

SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

                 Condensed Statements of Operations (unaudited)

                 Three Months ended September 30, 2001 and 2000

                                                    2001               2000
                                                    ----               ----
Operating expenses:
  Selling, general and administrative           $     75,802       $     51,546
                                                -------------------------------

  Loss from operations                               (75,802)           (51,546)

  Interest income                                     14,741             30,569
                                                -------------------------------
  Loss before income tax benefit                     (61,061)           (20,977)

  Income tax benefit                                      --             54,531
                                                -------------------------------
Net (loss) income                               $    (61,061)      $     33,554
                                                ===============================

Basic and diluted  (loss) earnings per share    $         --       $         --
                                                ===============================

Weighted average shares outstanding               19,971,313         19,971,313
                                                ===============================

SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

                 Condensed Statements of Operations (unaudited)

                  Nine months ended September 30, 2001 and 2000

                                                    2001               2000
                                                    ----               ----
Operating expenses:
  Selling, general and administrative           $    180,088       $    173,080
                                                -------------------------------

   Loss from operations                             (180,088)          (173,080)

   Interest income                                    59,734            137,611
                                                -------------------------------
   Loss before income tax benefit                   (120,354)           (35,469)

   Income tax benefit                                     --             54,531
                                                -------------------------------
Net (loss) income                               $   (120,354)      $     19,062
                                                ===============================

Basic and diluted  (loss) earnings per share    $         --       $         --
                                                ===============================

Weighted average shares outstanding               19,971,313         19,036,253
                                                ===============================

SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

             Condensed Statement of Stockholders' Equity (unaudited)

                      Nine Months ended September 30, 2001

                                                                      Accumulated
                                  Common Stock    Capital Surplus        Deficit           Total
                                  -----------------------------------------------------------------
Balance at December 31, 2000       $21,379,540      $ 5,232,012       $(24,804,420)      $1,807,132

Net loss                                                     --           (120,354)        (120,354)
                                   ----------------------------------------------------------------

Balance at September 30, 2001      $21,379,540      $ 5,232,012       $(24,924,774)      $1,686,778
                                   ================================================================

SEE ACCOMPANYING NOTES.

                           HelpMate Robotics Inc.

               Condensed Statements of Cash Flows (unaudited)

                Nine Months ended September 30, 2001 and 2000

                                                                      2001              2000
                                                                      ----              ----
OPERATING ACTIVITIES:
Net (loss) income                                                   $(120,354)      $     19,062
Changes in operating accounts:
  Decrease (increase) in accounts receivable                           13,394            (61,541)
  Increase in other assets                                            (25,246)           (45,341)
  Increase (decrease) in accounts payable and accrued expenses          8,027           (532,144)
                                                                    ----------------------------
Net cash used for operating activities                               (124,179)          (619,964)
                                                                    ----------------------------

FINANCING ACTIVITIES:
Cash distribution                                                          --         (9,806,815)
                                                                    ----------------------------

Net decrease in cash and cash equivalents                            (124,179)       (10,426,779)

Cash and cash equivalents at beginning of period                      515,821         10,972,189
                                                                    ----------------------------
Cash and cash equivalents at end of period                          $ 391,642       $    545,410
                                                                    ============================

Supplemental non-cash financing activities:

  Cashless exercise of stock options and warrants                   $      --       $  1,776,546
                                                                    ============================

SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

               Notes to Condensed Financial Statements (unaudited)

                               September 30, 2001

BASIS OF PRESENTATION

On December 30, 1999, HelpMate Robotics Inc. (the "Company" or "HRI") completed the sale for $12,500,000 in cash (the "Sale") to Pyxis Corporation ("Pyxis") of substantially all of the Company's assets and the assumption by Pyxis of specified liabilities of the Company pursuant to the Asset Purchase Agreement between the Company and Pyxis dated as of October 14, 1999.

The consideration received by the Company was $12,500,000 less certain closing adjustments and less $1,250,000 which will be held in escrow for a period of two years (through December 30, 2001) and is available to settle potential indemnification claims. Management is not aware of any material claims against this escrow as of September 30, 2001.

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

INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

SUBSEQUENT EVENT

On October 23, 2001, the Company announced that it had entered into a letter of intent with PainCare, Inc., a Nevada corporation ("PainCare"), pursuant to which the Company is proposing to enter into a merger transaction with PainCare whereby, among other things, (a) PainCare would become a wholly-owned subsidiary of the Company, and (b) PainCare's stockholders would be issued shares of the Company's common stock which, upon consummation of the transaction, would represent approximately 90% of the outstanding Company stock. The transaction is subject to the satisfactory completion of due diligence by the parties and the negotiation and the execution of a definitive agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS

On December 30, 1999, HRI consummated the Sale of substantially all of its assets and certain liabilities to Pyxis. Accordingly, the Company is no longer in the business of manufacturing and selling trackless robotic courier systems.

RESULTS OF OPERATIONS

The Company experienced a net loss of $120,354 for the nine months ended September 30, 2001 compared to net income of $19,062 for the nine months ended September 30, 2000. Interest income for the nine months ended September 30, 2001 decreased by $77,877 due to a lower cash balance during the nine months ended September 30, 2001. In addition, the Company realized an income tax benefit of $54,531 during the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company began 2000 with $10,972,189 in cash and cash equivalents as a result of the sale of substantially all its assets to Pyxis. On February 15, 2000, the Company made a net cash distribution of $9,806,815 to its shareholders. Cash and cash equivalents at September 30, 2001 was $391,642, which management believes is adequate to meet the Company's future working capital requirements. In addition, escrow funds to the extent remaining after indemnification issues are settled will be available to the Company on December 30, 2001. Management is not aware of any material claims against this escrow as of September 30, 2001.

FORWARD LOOKING STATEMENTS

Statements other than historic information in this report contained in, or incorporated by reference, under the heading "Business Plan" consist of forward looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward looking statements are subject to risk and uncertainties that could cause the actual results to differ materially from those projected, anticipated or implied. The most significant of these are the statements incorporated by reference from the Special Meeting Proxy under the headings "Risk Factors: --No Operating History, --Acquisition Risks, --Unspecified Business Risks, --Need for Additional Financing, --Regulation, --Limited Management Resources and Experience, --Ability to Attract and Retain Key Personnel, --Conflicts of Interest, -- Scarcity of and Competition for Business Combinations, --No Agreement for Business Combination or Other Transaction, --Possible Lack of Diversification, --Tax Considerations, --Limited Public Market for Common Shares, --Issuance of Additional Shares, --Possible Adverse Effect of "Penny Stock" Rules in Liquidity for Post-Sale HRI's Securities, --Risks of Low Priced Stocks, --Possible Adverse Effect on Rules Affecting "Blank Check Companies" on the future issuance of Post-Sale HRI Securities, --Certain Anti-Takeover Provisions, and -- No Dividends Anticipated." Moreover, the forward looking statements under the heading "Subsequent Event" could be affected by, among other things, unsatisfactory due diligence findings, failure to enter into a definitive agreement with PainCare, the inability of parties to have their registration statement declared effective by the SEC and unfavorable economic and market conditions. The Company undertakes no obligation to update or revise any forward looking statements.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
--------------

99.1 The Company's press release dated October 23, 2001, which is incorporated by reference to Exhibit 99.1 filed in the Company's Current Report on Form 8-K dated October 23, 2001.

99.2 Letter of Intent with PainCare, Inc., which is incorporated by reference to Exhibit 99.2 filed in the Company's Current Report on Form 8-K dated October 23, 2001.

(b)   Reports on Form 8-K
-------------------------

      On November 7, 2001, the Company filed a Current Report on Form 8-K dated October 23, 3001 announcing it had entered into a letter of intent with PainCare, Inc.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HelpMate Robotics Inc.


Date: November 9, 2001                        /s/ Joseph F. Engelberger
                                              ----------------------------------
                                              Joseph F. Engelberger, Chairman
                                              Chief Executive Officer, and Chief
                                              Financial Officer