Form 10KSB40
period 2001-12-31
HELPMATE ROBOTICS INC
filed 2002-03-14
CIK 1003472

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

/ / TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
          None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. /X/

The issuer had no revenues from continuing operations during the fiscal year ended December 31, 2001.

The aggregate market value of the voting stock held by non-affiliates as of February 11, 2002 was approximately $394,895.

The number of shares outstanding of the issuer's common stock as of February 11, 2002 is 19,971,313 shares.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check One)  Yes / /   No /X/

PART I

ITEM 1: DESCRIPTION OF BUSINESS

On December 20, 2001, HelpMate Robotics Inc. (the "Company" or "HRI") entered into an Agreement and Plan of Reorganization (the "Agreement") with PainCare, Inc. ("PainCare"), a Nevada healthcare company specializing in PainCare management, minimally invasive spine surgery and orthopedic rehabilitation. A copy of the Agreement is attached hereto and incorporated by reference as
Exhibit 10.01. Under the Agreement, HelpMate Robotics Subsidiary Inc. ("HelpMate Sub"), a wholly owned subsidiary of HelpMate formed specifically for this transaction, will merge with and into PainCare, with PainCare continuing the combined operations as the surviving entity. In connection with the merger HelpMate will undertake a 22.19 to 1 reverse stock split thereby reducing its issued and outstanding common shares to 900,000. The effective date for this reverse stock split is March 18, 2002. Holders of PainCare common stock will be entitled to receive up to an aggregate of 7,600,000 shares of HelpMate common stock at a conversion rate of one (1) share of HelpMate common stock for each one (1) share of PainCare common stock surrendered. The merger is subject to several conditions, including the effectiveness of a registration statement under the Securities Act of 1933. There can be no assurance that the merger will be effected. A registration statement (Form S-4) was filed with the SEC on January 4, 2002, with respect to the merger.

On December 30, 1999, the Company completed the sale for $12.5 million in cash (the "Sale") to Pyxis Corporation ("Pyxis") of substantially all of the Company's assets and the assumption by Pyxis of specified liabilities of the Company pursuant to the Asset Purchase Agreement between the Company and Pyxis dated as of October 14, 1999. On February 15, 2000, the Company made a distribution to the Company's stockholders in the aggregate amount of $9,806,815 (the "Initial Distribution").

Since 1999, $1,250,000 of the Pyxis purchase price had been held in escrow in order to satisfy potential indemnification claims and agreed-to reimbursement obligations under the asset purchase agreement between Pyxis and the Company. After satisfaction of the agreed to obligations, $1,342,101, representing the full balance of the escrow funds with interest, was paid out to the Company on January 2, 2002. The Company retained approximately $84,000 of this amount for working capital and the balance of $1,258,193 was distributed to the Company's stockholders of record as of January 29, 2002.

BUSINESS PLAN

Following the Sale, the Company's business plan has been to effect a business combination with an operating business which HRI believes has potential to increase stockholder value. The Company believes that the transaction with PainCare will satisfy this objective. If the transaction with PainCare is not completed the Company will consider other alternatives, including liquidation.

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

EMPLOYEES

As of December 31, 2001, the Company had no full-time employees. Joseph F. Engelberger has agreed to work part time for the Company as its unpaid chairman.

ITEM 2. DESCRIPTION OF PROPERTY

At present HRI has the use of an office in Pyxis' offices in the Shelter Rock Business Center in Danbury, CT.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is currently traded on the Nasdaq Bulletin Board. A recent last sales price for the shares of Common Stock as reported on the Nasdaq Bulletin Board was $.030 on March 5, 2002.

                                                         High             Low
                                                         ----             ----
          Quarter ended March 31, 2001             $    0.100      $    0.051
          Quarter ended June 30, 2001                   0.075           0.055
          Quarter ended September 30, 2001              0.070           0.057
          Quarter ended December 31, 2001               0.100           0.057
                                                         High             Low
                                                         ----             ----
          Quarter ended March 31, 2000             $    0.600      $    0.150
          Quarter ended June 30, 2000                   0.156           0.106
          Quarter ended September 30, 2000              0.100           0.035
          Quarter ended December 31, 2000               0.150           0.045

HOLDERS

As of February 11, 2002, there were approximately 151 holders of record of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On December 30, 1999, HRI consummated the Sale of substantially all of its assets and certain liabilities to Pyxis. Accordingly, the Company is no longer in the business of manufacturing and selling trackless robotic courier systems.

LIQUIDITY AND CAPITAL RESOURCES

The Company began 2000 with $10,972,189 in cash as a result of the sale of substantially all its assets to Pyxis. On February 15, 2000, the Company made a net cash distribution of $9,806,815 to its shareholders. Cash on hand at December 31, 2000 was $515,821 and cash held in escrow was $1,313,716. At December 31, 2001, the cash balance was $334,672 which should be adequate to meet the Company's future working capital requirements. On January 2, 2002, $1,342,101 was released from escrow. On February 11, 2002, the Company made a distribution to the Company's shareholders of record as of the record date, January 29, 2002, in the aggregate amount of $1,258,193.

RESULTS OF OPERATIONS

Loss from continuing operations for the year ended December 31, 2001 increased by $140,241 over the year ended December 31, 2000. This was partially a result of a decrease of $95,231 in interest income due to a lower interest rate environment in 2001 and by an increase in operating expenses of $45,010 due to an increase in professional fees.

A gain on sale of the assets and liabilities sold to Pyxis was recorded in 1999 reflecting gross proceeds of $12,500,000 less a purchase adjustment of $59,062 offset by the net book value of the assets sold and liabilities assumed of $1,891,814 and estimated transaction costs and taxes of $573,184. The gain was increased by $33,867 in 2000 due to the finalization of taxes related to the transaction.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for fiscal years beginning after January 1, 2001. The adoption of SFAS No. 133 on January 1, 2001, did not have any impact on the Company's results of operations or financial condition as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" which eliminates the pooling of interests method of accounting and SFAS No. 142, "Goodwill and Other Intangible Assets" which impacts the accounting for intangible assets resulting from business combinations. The adoption of SFAS No. 142, which is required for fiscal years beginning after December 15, 2001, will have no impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. The Company does not believe that the impact of implementing SFAS No. 144 will be material to the Company's operating results or financial position.

INFLATION

The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States has had or will have a significant effect on its revenues or operations.

FORWARD LOOKING STATEMENTS

Statements other than historic information in this report contained in, or incorporated by reference, under the heading "Business Plan" consist of forward looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward looking statements are subject to risk and uncertainties that could cause the actual results to differ materially from those projected, anticipated or implied. The most significant of these is that in the event the transaction with PainCare is not completed the Company will need to consider other alternatives, including liquidation.

ITEM 7: FINANCIAL STATEMENTS

The information required by Item 7 of Part II is incorporated herein by reference to the financial statements filed with this report. See Item 13 of
Part III.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's executive officer and director is:

     NAME                           AGE    POSITION
     Joseph F. Engelberger          76     Chairman, President, CEO and Director

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

BOARD OF DIRECTORS - GENERAL

The Board of Directors held one meeting in 2001. Joseph Cote, Howard Motter, Theodore Sall and Sheldon Sandler, resigned from the Board on January 3, 2002.

COMPENSATION

The Company does not pay any additional remuneration to employees serving as directors.

COMMITTEES

The Board of Directors has the following standing Committees:

AUDIT COMMITTEE. The Audit Committee, which did not meet in 2001, consists of three directors of the Company, all of whom are independent. The Audit Committee is responsible for the engagement of the Company's independent auditors and reviews with them the scope and timing of their audit services and any other services which they are asked to perform and their report on the Company's accounts following completion of the audit and the Company's policies and procedures with respect to internal accounting and financial control. There are currently three vacancies on this Committee.

COMPENSATION COMMITTEE. The Compensation Committee, which did not meet in 2001, is responsible for making recommendations to the Board of Directors with respect to compensation and benefit levels of executive officers of the Company. There are currently two vacancies on this Committee.

STOCK OPTION COMMITTEE. The Stock Option Committee did not meet in 2001. The Stock Option Committee is responsible for administering the Company's 1984, 1988 and 1995 Stock Option Plans. There are currently two vacancies on this Committee.

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation awarded to, earned by, or paid to the Company's chief executive officer and each other executive officer and employee whose salary and bonus for the fiscal year ended December 31, 2001 exceeded $100,000.

                                                                  SECURITIES UNDERLYING
         NAME AND POSITION            FISCAL YEAR    SALARY              OPTIONS
         Joseph F. Engelberger            2001              0               0
         Chairman and Chief
         Executive Officer                2000              0               0

                                          1999      $  75,000               0

         Fred T. Cordano                  1999      $ 106,090               0
         Vice President of
         Manufacturing (1)

      (1) Mr. Cordano resigned as an officer on December 31, 1999 in connection with the sale of the Company.

There was no exercise of stock options or warrants in 2001 by individuals in the executive compensation table.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information based upon the Company's records and Securities and Exchange Commission filings with respect to each executive officer, each director and nominee for director, each person known to be a beneficial owner of more than 5% of the Common Stock of the Corporation and all executive officers and directors as a group as of February 11, 2002. Under the rules and regulations of the Securities and Exchange Commission, a person is deemed to own beneficially all securities of which that person owns or shares voting or investment power as well as all securities which may be acquired through the exercise of currently available conversion, warrant or option rights. Unless otherwise indicated, each such person possesses sole voting and investment power with respect to the shares owned by him.

--------------------------------------------------------------------------------------------------------------------------
                                                   ADDRESS                             SHARES               PERCENT
--------------------------------------------------------------------------------------------------------------------------
Gabriel Kaplan                   9551 Hidden Valley Road                                  1,099,091                5.22%
                                 Beverly Hills, CA 90210
--------------------------------------------------------------------------------------------------------------------------
The Boston Group, LP             5777 West Century Boulevard, Suite 1605                  2,411,866                10.78%
                                 Los Angeles, CA 90045
--------------------------------------------------------------------------------------------------------------------------
Connecticut Innovations,         999 West Street                                          2,917,059                12.74%
Incorporated                     Rocky Hill, CT  06067
--------------------------------------------------------------------------------------------------------------------------
Joseph F. Engelberger(1)         HelpMate Robotics Inc.                                   2,021,500                 9.19%
                                 22 Shelter Rock Lane
                                 Danbury, CT  06810
--------------------------------------------------------------------------------------------------------------------------
All Directors and Executive                                                               2,021,500                 9.19%
Officers as a Group
--------------------------------------------------------------------------------------------------------------------------

(1) Includes 72,589 shares owned by Mr. Engelberger's wife, Margaret Engelberger, but does not include shares beneficially owned by Mr. Engelberger's adult children or his brother. Also includes 431,116 shares owned by the Joseph
F. Engelberger Foundation.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.01     Amended and Restated Certificate of Incorporation of Registrant
3.02     Form of By-Laws of the Registrant as amended
3.03     Amendment to Certificate of Incorporation
4.01*    Form of Common Stock Certificate
4.06* Pages of the Registrant's Certificate of Incorporation that define the rights of holders are incorporated herein by reference to pages 3, 4, 6, and 7 of Exhibit 3.01
4.07* Pages of the Registrant's By-Laws that define the rights of holders are incorporated herein by reference to pages 1, 2, 3, 4, 5, 6, 12 and 13 of Exhibit 3.02
10.01 Incorporated herein by reference to Exhibit 10.01 to the Company's registration statement on Form S-4 filed January 4, 2002

(b)      Reports on Form 8-K

         A report on Form 8-K dated November 7, 2001 was filed with the SEC reporting the Company's issuance of a press release to announce that the Company had entered into a letter of intent with PainCare, Inc.

*Incorporated by reference to Form SB2 Number 22-99348 filed January 31, 1996 under the same exhibit number as filed therein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant) HelpMate Robotics Inc.

By: /s/ Joseph F. Engelberger
    -------------------------
   Joseph F. Engelberger, Chairman, President,
   Chief Executive Officer and Principal
   Financial and Accounting Officer               Date:  March 11, 2002

In accordance with the Exchange Act this report has been signed below by the following person on behalf of the registrant and in the capacities and the date indicated.

By: /s/ Joseph F. Engelberger
    -------------------------
   Joseph F. Engelberger, Sole Director           Date:  March 11, 2002

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements:

Report of Independent Public Accountants ......................................................F-2

Balance Sheet as of December 31, 2001..........................................................F-3

Statements of Operations for the years ended December 31, 2001 and 2000........................F-4

Statements of Cash Flows for the years ended December 31, 2001 and 2000........................F-5

Statements of Changes in Stockholders' Equity for the years ended
  December 31, 2001 and 2000 ..................................................................F-6

Notes to Financial Statements..................................................................F-7

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of HelpMate Robotics Inc.:

We have audited the accompanying balance sheet of HelpMate Robotics Inc.
(a Connecticut corporation), as of December 31, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HelpMate Robotics Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

                                               /s/  Arthur Andersen LLP
                                                    -------------------

Hartford, Connecticut
February 13, 2002

                             HelpMate Robotics Inc.

                                  Balance Sheet

                                December 31, 2001

ASSETS
Current assets:
  Cash                                                                                  $   334,672
  Income tax receivable                                                                      13,074
  Cash held in escrow                                                                     1,345,746
                                                                                       ------------
Total current assets                                                                    $ 1,693,492
                                                                                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                 $    68,065
                                                                                       ------------

Commitments and contingencies

Stockholders' equity:
  Common stock,  no par value;  40,000,000  shares  authorized;  19,971,313  shares
   issued and outstanding                                                                21,379,540
  Capital surplus                                                                         5,232,012
  Accumulated deficit                                                                   (24,986,125)
                                                                                       ------------
Total stockholders' equity                                                                1,625,427
                                                                                       ------------
                                                                                        $ 1,693,492
                                                                                       ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

                             HelpMate Robotics Inc.

                            Statements of Operations

                 For the years ended December 31, 2001 and 2000

                                                               2001           2000
                                                               ----           ----
Operating expenses:
  Selling, general and administrative                    $    251,727    $    206,717
                                                         ------------    ------------
  Loss from operations                                       (251,727)       (206,717)

  Interest income                                              70,022         165,253
                                                         ------------    ------------
  Loss from continuing operations                            (181,705)        (41,464)

  Gain on sale of assets and liabilities sold to Pyxis             --          33,867
                                                         ------------    ------------
   Net loss                                              $   (181,705)   $     (7,597)
                                                         ============    ============
Basic and diluted earnings per share                     $       (.01)   $         --
                                                         ============    ============
Weighted average shares outstanding                        19,971,313      19,271,418
                                                         ============    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             HelpMate Robotics Inc.

                            Statements of Cash Flows

                 For the years ended December 31, 2001 and 2000

                                                                                   2001          2000
                                                                                   ----          ----
OPERATING ACTIVITIES
Net loss                                                                      $   (181,705)   $     (7,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating accounts:
  Decrease (increase) in accounts receivable                                        13,394         (26,468)
  Increase in escrow funds                                                         (32,030)        (63,716)
  Increase (decrease) in accounts payable and accrued expenses                      19,192        (551,772)
                                                                              ------------    ------------
Net cash used in operating activities                                             (181,149)       (649,553)
                                                                              ------------    ------------

FINANCING ACTIVITIES
Net distribution to shareholders                                                        --      (9,806,815)
                                                                              ------------    ------------

Net decrease in cash and cash equivalents                                         (181,149)    (10,456,368)

Cash at beginning of year                                                          515,821      10,972,189
                                                                              ------------    ------------
Cash at end of year                                                           $    334,672    $    515,821
                                                                              ============    ============

SUPPLEMENTAL INFORMATION:                                                     $         --    $  1,776,546
                                                                              ============    ============
  Cashless exercise of stock options


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             HelpMate Robotics Inc.

                  Statements of Changes in Stockholders' Equity

                 For the years ended December 31, 2001 and 2000

                                                                                            Accumulated
                                                        Common Stock   Capital Surplus         Deficit            Total
                                                        --------------------------------------------------------------------
      Balance at December 31, 1999                      $ 19,602,994      $  5,232,012      $(13,213,462)      $ 11,621,544

      Cashless exercise of stock options and warrants      1,776,546                --                --          1,776,546

      Distribution to shareholders                                --                --       (11,583,361)       (11,583,361)

      Net loss                                                    --                --            (7,597)            (7,597)
                                                        -------------------------------------------------------------------

      Balance at December 31, 2000                      $ 21,379,540      $  5,232,012      $(24,804,420)      $  1,807,132

      Net loss                                                    --                --          (181,705)          (181,705)
                                                        -------------------------------------------------------------------

      Balance at December 31, 2001                      $ 21,379,540      $  5,232,012      $(24,986,125)      $  1,625,427
                                                        ===================================================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             HelpMate Robotics Inc.

                          Notes to Financial Statements

                           December 31, 2001 and 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On December 20, 2001, HelpMate Robotics Inc. (the "Company" or "HRI") entered into an Agreement and Plan of Reorganization (the "Agreement") with PainCare, Inc. ("PainCare"), a Nevada healthcare company specializing in PainCare management, minimally invasive spine surgery and orthopedic rehabilitation. Under the Agreement, HelpMate Robotics Subsidiary Inc. ("HelpMate Sub"), a wholly owned subsidiary of HelpMate formed specifically for this transaction, will merge with and into PainCare, with PainCare continuing the combined operations as the surviving entity. In connection with the merger HelpMate will undertake a 22.19 to 1 reverse stock split thereby reducing its issued and outstanding common shares to 900,000. The effective date for this reverse stock split is March 18, 2002. Holders of PainCare common stock will be entitled to receive up to an aggregate of 7,600,000 shares of HelpMate common stock at a conversion rate of one (1) share of HelpMate common stock for each one (1) share of PainCare common stock surrendered. The merger is subject to several conditions, including the effectiveness of a registration statement under the Securities Act of 1933. There can be no assurance that the merger will be effected. A registration statement (Form S-4) was filed with the S0EC on January 4, 2002, with respect to the merger.

SALE OF OPERATING ASSETS

On December 30, 1999, the Company completed the sale for $12.5 million in cash (the "Sale") to Pyxis Corporation ("Pyxis") of substantially all of the Company's assets and the assumption by Pyxis of specified liabilities of the Company pursuant to the Asset Purchase Agreement between the Company and Pyxis dated as of October 14, 1999.

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

On February 15, 2000, the Company made a cash distribution to the Company's stockholders of record as of the Distribution Record Date, January 29, 2000, in the amount of $9,806,815, which was net of $1,776,546 which represented the proceeds that the Company would have received from the simultaneous cashless exercise of stock options and warrants. On February 11, 2002, the Company made a distribution to the Company's shareholders of record as of the record date, January 29, 2002, in the aggregate amount of $1,258,193.

HRI recognized a gain in 1999 on the Sale of $9,975,940 as follows:

      Gross Proceeds                                     $ 12,500,000

      Purchase price adjustment                               (59,062)

      Net book  value of assets  sold and  liabilities
      assumed                                              (1,891,814)

      Estimated taxes and transaction costs                  (573,184)
                                                         ------------
      Gain on sale of discontinued operations            $  9,975,940
                                                         ============

During 2000, the taxes related to this transaction were finalized, resulting in an increase in the gain on Sale of $33,867.

Following the Sale, the Company's business plan has been to effect a business combination with an operating business which HRI believes has potential to increase stockholder value. The Company believes that the transaction with PainCare will satisfy this objective. If the transaction with PainCare is not completed the Company will consider other alternatives, including liquidation.

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

SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2001, the Company's cash and cash equivalents are deposited with one financial institution.

EARNINGS PER SHARE AND SUPPLEMENTAL NET LOSS PER SHARE

The Company computes earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". Earnings per share is computed both under the basic and dilutive methods. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding; dilutive earnings per share is computed by giving effect to all dilutive potential common share equivalents that were outstanding during the period. Common share equivalents include stock options and warrants. There were no stock options or warrants outstanding as of December 31, 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for fiscal years beginning after January 1, 2001. The adoption of SFAS No. 133 on January 1, 2001, did not have any impact on the Company's results of operations or financial condition as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" which eliminates the pooling of interests method of accounting and SFAS No. 142, "Goodwill and Other Intangible Assets" which impacts the accounting for intangible assets resulting from business combinations. The adoption of SFAS No. 142, which is required for fiscal years beginning after December 15, 2001, will have no impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. The Company does not believe that the impact of implementing SFAS No. 144 will be material to the Company's operating results or financial position.

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

The Company's deferred tax asset as of December 31, 2001 of approximately $3.3 million primarily results from net operating carryforwards and was fully offset by a valuation allowance due to uncertainty of realization.

At December 31, 2001, the Company had net operating loss carryforwards for federal tax purposes of approximately $8.4 million which expire through 2013. However, under the Tax Reform Act of 1986, the ability of the Company to realize a future tax benefit from its net operating loss carryforwards is severely limited due to changes in the proportionate ownership of the Company and the entities which own stock in the Company.

3.  STOCK OPTION PLANS

The Company has two stock option plans. The 1988 Nonqualified Stock Option Plan provides for the granting of nonqualified stock options for 235,279 shares of common stock at an exercise price based upon a formula determined by the Company's Board of Directors, with a minimum price of not less than $0.20 per share. Options are exercisable starting one year from the date of grant to the extent of 20% per year on a cumulative basis and expire ten years from the date of grant. Option holders, upon approval by the Company, may surrender their options to the Company in exchange for the difference between the fair market value of the shares covered by the option and the option exercise price. In the event of cessation of employment, an option holder may exercise his stock options within a six month period at which time the stock option is canceled. At December 31, 2001, 250,000 shares of common stock are reserved for issuance.

The Company's 1995 Amended and Restated Stock Option Plan provides for the granting of up to 700,000 shares of the Company's common stock to officers, directors and employees of the Company at an exercise price not less than 100% of the fair market value of the Company's common stock on the date of grant. Options are exercisable starting one year from the date of grant to the extent of 20% per year on a cumulative basis and expire ten years from the date of grant. At December 31, 2001, 69,550 options are available for grant under this plan and 700,000 shares of common stock are reserved for issuance.

The 1988 plan terminated on October 27, 1998 and the 1995 plan will terminate on February 5, 2006, except as to options outstanding. The 1995 plan can be terminated by the Company's Board of Directors at any time.

A summary of the status of the Company's stock option plans at December 31, 2000 is presented in the table and narrative below. No stock options were granted in 2001.

                                             2000
                                             ----
                                                Weighted Average
                                      Shares     Exercise Price
Outstanding, beginning of year       477,862       $   0.18
Exercised                           (477,862)          0.18
                                    ---------   ----------------
Outstanding, end of year                   --            --
                                    =========   ================


In connection with the Sale, the Board of Directors approved an amendment to the Company's 1995 Amended and Restated Stock Option Plan to accelerate the vesting of all outstanding options issued under that plan. At December 31, 1999, the Company had outstanding options to purchase 477,862 shares at per share exercise prices between $0.10 and $.20; and warrants to purchase 5,121,299 shares at $0.33, (together the "Special Options").

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