Form 10QSB
period 2002-03-31
HELPMATE ROBOTICS INC
filed 2002-05-02
CIK 1003472

                                   FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2002
                                            --------------

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                     SECURITIES EXCHANGE ACT OF 1934)

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


     ---------------------------------------------------------------------
     (Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No
                                                  ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of May 2, 2002 is 900,014 shares.

Transitional Small Business Disclosure Format (Check One)  Yes     No  X
                                                               ---    ---

                             HELPMATE ROBOTICS INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheet as of March 31, 2002 (unaudited)      3

                  Condensed Statements of Operations for the three months
                  ended March 31, 2002 and 2001 (unaudited)                     4

                  Condensed Statement of Stockholders' Equity for the three
                  months ended March 31, 2002 (unaudited)                       5

                  Condensed Statements of Cash Flows for the three months
                  ended March 31, 2002 and 2001 (unaudited)                     6

                  Notes to Condensed Financial Statements (unaudited)           7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition Results of Operations                               8

                           PART II. OTHER INFORMATION

         Signature                                                              10

                             HelpMate Robotics Inc.

                       Condensed Balance Sheet (unaudited)

                                 March 31, 2002



ASSETS
Current assets:
  Cash and cash equivalents                                   $    326,658
  Income tax receivable                                             13,074
                                                              ------------
Total current assets                                          $    339,732
                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                       $     36,216
                                                              ------------
Total current liabilities                                           36,216
                                                              ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value; 40,000,000 shares authorized;
  900,014 shares issued and outstanding                         21,379,540
  Capital surplus                                                5,232,012
  Accumulated deficit                                          (26,308,036)
                                                              ------------
 Total stockholders' equity                                        303,516
                                                              ------------
                                                              $    339,732
                                                              ============



SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

                 Condensed Statements of Operations (unaudited)

                   Three Months Ended March 31, 2002 and 2001

                                           2002         2001
                                           ----         ----
Operating expenses:
  Selling, general and administrative   $  68,232    $  69,602
                                        ----------------------

  Loss from operations                    (68,232)     (69,602)

  Interest income                           4,514       25,222
                                        ----------------------

Net loss                                $ (63,718)   $ (44,380)
                                        ======================

Basic and diluted loss per share        $    (.07)   $    (.05)
                                        ======================

Weighted average shares outstanding       900,014      900,014
                                        ======================



SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

             Condensed Statement of Stockholders' Equity (unaudited)

                        Three Months Ended March 31, 2002

                                                                             Accumulated
                                      Common Stock     Capital Surplus         Deficit           Total
                                   -----------------------------------------------------------------------
Balance at December 31, 2001           $21,379,540          $5,232,012      $(24,986,125)      $1,625,427

Distribution to shareholders                     -                   -        (1,258,193)      (1,258,193)

Net loss                                         -                   -           (63,718)         (63,718)
                                   -----------------------------------------------------------------------

Balance at March 31, 2002              $21,379,540          $5,232,012      $(26,308,036)       $ 303,516
                                   =======================================================================


SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

                 Condensed Statements of Cash Flows (unaudited)

                   Three Months Ended March 31, 2002 and 2001




                                                                          2002           2001
                                                                          ----           ----
OPERATING ACTIVITIES:
Net loss                                                              $   (63,718)   $   (44,380)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating accounts:
  Decrease in income tax receivable                                            --          8,375
  Decrease (increase) in cash held in escrow                            1,345,746         (1,704)
  Decrease in accounts payable and accrued expenses                       (31,849)          (468)
                                                                      --------------------------
Net cash provided by  (used) in operating activities                    1,250,179        (38,177)
                                                                      --------------------------

FINANCING ACTIVITIES:
Cash distribution to shareholders                                       1,258,193             --
                                                                      --------------------------

Net decrease in cash and cash equivalents                                  (8,014)       (38,177)

Cash and cash equivalents at beginning of period                          334,672        515,821
                                                                      --------------------------
Cash and cash equivalents at end of period                            $   326,658    $   477,644
                                                                      ==========================


SEE ACCOMPANYING NOTES.

                             HelpMate Robotics Inc.

               Notes to Condensed Financial Statements (unaudited)

                                 March 31, 2002


ORGANIZATION AND BASIS OF PRESENTATION

Organization

On December 20, 2001, HelpMate Robotics Inc. (the "Company", "HRI" or "HelpMate") entered into an Agreement and Plan of Reorganization (the "Agreement") with PainCare, Inc. ("PainCare"), a Nevada healthcare company specializing in PainCare management, minimally invasive spine surgery and orthopedic rehabilitation. Under the Agreement, HelpMate Robotics Subsidiary Inc. ("HelpMate Sub"), a wholly owned subsidiary of HelpMate formed specifically for this transaction, will merge with and into PainCare, with PainCare continuing the combined operations as the surviving entity. In connection with the merger, HelpMate on March 18, 2002 undertook a 22.19 to 1 reverse stock split thereby reducing its issued and outstanding common shares to 900,014. Holders of PainCare common stock will be entitled to receive up to an aggregate of 7,600,000 shares of HelpMate common stock at a conversion rate of one (1) share of HelpMate common stock for each one (1) share of PainCare common stock surrendered. The merger is subject to several conditions, including the effectiveness of a registration statement under the Securities Act of 1933. There can be no assurance that the merger will be effected. A registration statement (Form S-4) was filed with the SEC on January 4, 2002, with respect to the merger and was amended on March 25, 2002. The SEC has not yet declared the registration statement effective.

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

Since 1999, $1,250,000 of the Pyxis purchase price had been held in escrow in order to satisfy potential indemnification claims and agreed-to reimbursement obligations under the asset purchase agreement between Pyxis and the Company. After satisfaction of the agreed to obligations, $1,342,101, representing the full balance of the escrow funds with interest, was paid out to the Company on January 2, 2002. The Company retained $83,908 of this amount for working capital and the balance of $1,258,193 was distributed on February 11, 2002 to the Company's stockholders of record as of January 29, 2002.

COMMON STOCK

At December 31, 2001, the Company had 40,000,000 shares of authorized common stock with no par value. On March 18, 2002, the Company effected a 22.19 to 1 reverse stock split of the Company's common stock. All share and per share information herein has been restated to reflect the effect of the split.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS

On December 30, 1999, HRI consummated the Sale of substantially all of its assets and certain liabilities to Pyxis. Accordingly, the Company is no longer in the business of manufacturing and selling trackless robotic courier systems.

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2002 decreased by $19,338 from the quarter ended March 31, 2001. Interest income in the quarter ended March 31, 2002 was lower by $20,708 due primarily to substantially lower interest rates and the distribution to shareholders.

LIQUIDITY AND CAPITAL RESOURCES

The Company began 2000 with $10,972,189 in cash as a result of the sale of substantially all its assets to Pyxis. On February 15, 2000, the Company made a net cash distribution of $9,806,815 to its shareholders. On January 2, 2002, $1,342,121 was released from escrow. On February 11, 2002, HelpMate made a cash distribution of $1,258,193 to its shareholders. Cash on hand at March 31, 2002 was $326,658, which management believes should be adequate to meet the Company's future working capital requirements.

FORWARD LOOKING STATEMENTS

Statements other than historic information in this report contained in, or incorporated by reference, under the heading "Business Plan" consist of forward looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward looking statements are subject to risk and uncertainties that could cause the actual results to differ materially from those projected, anticipated or implied. The most significant of these is that in the event the transaction with PainCare is not completed, the Company will need to consider other alternatives, including liquidation.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  CHANGES IN SECURITIES

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         NONE

(b)      Reports on Form 8K

         A report on Form 8K dated January 22, 2002 was filed with the SEC reporting the Company's making a cash distribution to its shareholders of 6.3 cents ($0.063) per common share on February 11, 2002.

         A report on Form 8K dated March 28, 2002 was filed with the SEC announcing that the Company effected a 1 to 22.19 reverse stock split of Company's outstanding common stock on March 18, 2002.

SIGNATURE

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HelpMate Robotics Inc.


Date: May 2, 2002                            /s/ Joseph F. Engelberger
                                             -------------------------
                                             Joseph F. Engelberger, Chairman,
                                             Chief Executive Officer, and Chief
                                             Financial Officer