Form 10QSB
period 2002-06-30
HELPMATE ROBOTICS INC
filed 2002-08-14
CIK 1003472

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
Quarterly or Transitional Report

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934)

For the transition period from                to

Commission File Number 1-14160

HelpMate Robotics Inc.
(Exact name of small business issuer as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-1110906 (I.R.S. Employer Identification No.)

37 N. Orange Avenue, Orlando, Florida 32801
(Address of principal executive offices)

(407) 926-6615
(Issuer’s telephone number)

Shelter Rock Lane: Danbury, Connecticut 06810: (203) 798-8988
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s common stock as of August 14, 2002 is 8,788,812 shares.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

HELPMATE ROBOTICS INC.

Signature	25

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HelpMate Robotics Inc. and Subsidiaries

Consolidated Balance Sheet

As of June 30, 2002 and December 31, 2001

	June 30, 2000	December 31, 2001

	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$274,348	$334,672
Income tax receivable	—	13,074
Cash held in escrow	—	1,345,746

Total current assets	$274,348	$1,693,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	7,829	68,065

Total current liabilities	7,829	68,065

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; 40,000,000 shares authorized; 900,122 shares issued and outstanding	21,379,540	21,379,540
Capital surplus	5,232,012	5,232,012
Accumulated deficit	(26,345,033)	(24,986,125)

Total stockholders’ equity	266,519	1,625,427

	$274,348	$1,693,492

The accompanying notes are an integral part of the consolidated financial statements.

HelpMate Robotics Inc.

Consolidated Statements of Operations (unaudited)

For the Three and Six Months Ended June 30, 2002 and 2001

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Operating expenses:
Selling, general and administrative	$37,763	$34,684	$105,995	$104,286

Loss from operations	(37,763)	(34,684)	(105,995)	(104,286)
Interest income	766	19,771	5,280	44,993

Net loss	$(36,997)	$(14,913)	$(100,715)	$(59,293)

Basic and diluted loss per share	$(.04)	$(.02)	$(.11)	$(.07)

Weighted average shares outstanding	900,122	900,122	900,122	900,122

The accompanying notes are an integral part of the consolidated financial statements.

HelpMate Robotics Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

for the Six Months ended June 30, 2002

	Common Stock	Capital Surplus	Accumulated Deficit	Total

Balance at December 31, 2001	$21,379,540	$5,232,012	$(24,986,125)	$1,625,427
Distribution to shareholders	—	—	(1,258,193)	(1,258,193)
Net loss	—	—	(100,715)	(100,715)

Balance at June 30, 2002	$21,379,540	$5,232,012	$(26,345,033)	$266,519

The accompanying notes are an integral part of the consolidated financial statements.

HelpMate Robotics Inc.

Consolidated Statements of Cash Flows (unaudited)

for the Six Months ended June 30, 2002 and 2001

	2002	2001

Operating activities:
Net loss	$(100,715)	$(59,293)
Changes in operating accounts:
Decrease in accounts receivable	13,074	10,630
Decrease in accounts payable and accrued expenses	(60,236)	(32,360)

Net cash used for operating activities	(147,877)	(81,023)

Financing activities:
Decrease (increase) in cash held in escrow	1,345,746	(15,244)

Cash distribution	1,258,193	—

Net decrease in cash and cash equivalents	(60,324)	(96,267)
Cash and cash equivalents at beginning of period	334,672	515,821

Cash and cash equivalents at end of period	$274,348	$419,554

The accompanying notes are an integral part of the consolidated financial statements.

HelpMate Robotics Inc.

Notes to Consolidated Financial Statements

Organization and Basis of Presentation

Organization

            HelpMate Robotics, Inc. (the “Company,” “HRI” or “HelpMate”) was incorporated in State of Connecticut in May, 1984. Prior to the sale of its business in December 1999, HelpMate was primarily engaged in the design, manufacture, and sale of HelpMate’s flagship product, the HelpMate’s courier system, a trackless robotic courier used primarily in the health care industry to transport materials.

            On December 30, 1999, the Company completed the sale for $12.5 million in cash (the “Sale”) to Pyxis Corporation (“Pyxis”) of substantially all of the Company’s assets and the assumption by Pyxis of specified liabilities of the Company pursuant to the Asset Purchase Agreement between the Company and Pyxis dated as of October 14, 1999. On February 15, 2000, the Company made a distribution to the Company’s stockholders in the aggregate amount of $9,806,815. After satisfaction of the agreed to obligations, $1,342,101, representing the full balance of the escrow funds with interest, was paid out to the Company on January 2, 2002. The Company retained $83,908 of this amount for working capital and the balance of $1,258,193 was distributed on February 11, 2002 to the Company’s stockholders of record as of January 29, 2002.

            Following the sale to Pyxis, HelpMate’s business plan was to effect a business combination with an operating business, which HelpMate believed to have the potential to increase stockholder value.

            On December 20, 2001, HelpMate Robotics Inc. (the “Company”, “HRI” or “HelpMate”) entered into an Agreement and Plan of Reorganization (the “Agreement”) with PainCare, Inc. (“PainCare”), a company organized under the laws of the State of Nevada specializing in pain management, minimally invasive spine surgery and orthopedic rehabilitation. In connection with the Agreement, a registration statement (Form S-4) was filed with the Securities and Exchange Commission (“SEC”) on January 4, 2002, which was subsequently amended and on July 12, 2002, declared effective by the SEC. In connection with the merger, HelpMate, on March 18, 2002, undertook a 22.19 to 1 reverse stock split thereby reducing its issued and outstanding common shares to 900,014. Following the effectiveness of the registration statement, articles of merger were filed with the States of Connecticut and Nevada and the merger with PainCare was consummated on July 17, 2002 (the “Merger”).

            Pursuant to the Merger, a wholly-owned subsidiary of HelpMate, formed for the purpose of the Merger, merged into PainCare and PainCare became a wholly-owned subsidiary of HelpMate. In connection with the Merger, the shareholders of PainCare received an aggregate of 7,555,357 shares of HelpMate common stock based on a conversion rate of one (1) share of HelpMate common stock for one (1) share of PainCare common stock surrendered. For details with respect to this transaction, please see the Company’s Form S-4 which was last filed with the (“SEC”) on July 11, 2002.

Common Stock

            As of June 30, 2002, the Company had 40,000,000 shares of authorized common stock with no par value, and 10,000,000 shares of authorized “blank check” preferred. As a result of the 22.19 to 1 reverse stock split of the Company’s common which occurred on March 18, 2002, the Company had 900,122 shares of its common stock issued and outstanding. No preferred shares have been issued. All share and per share information herein has been restated to reflect the effect of the split.

Principles of Interim Statements.

            The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.

            In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. SFAS 142 requires that goodwill be allocated to reporting units and that goodwill and intangibles assets with indefinite useful lives not be amortized over their useful lives, but rather be tested for impairment upon implementation of this standard and at least annually thereafter. The transitional impairment test should be completed in the first interim period (or in case of goodwill in the first six months) of the fiscal year in which SFAS 142 is adopted, and any resulting impairment loss should be recognized as the effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. Any subsequent impairment losses resulting from events or circumstances that occur after the first day of the fiscal year in which SFAS 142 is adopted should be reported as a component of income from continuing or discontinued operations, as appropriate. These statements apply to all business combinations that are initiated or completed after June 30, 2001 and the effective date of these pronouncements for the Company is January 1, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

             The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

            This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from the Company’s expectations include the factors described on page 12 of this Report under “Special Note Regarding Forward-Looking Statements” as well as under “Risk Factors” beginning on page 15 of this Report.

Overview

            During 2001, HelpMate’s business plan was to effect a business combination with an operating business, which HelpMate believed to have the potential to increase stockholder value.

            On December 20, 2001, the Company entered into an Agreement and Plan of Reorganization with PainCare, Inc., a company organized under the laws of the State of Nevada specializing in pain management, minimally invasive spine surgery and orthopedic rehabilitation. In connection with the Agreement, a registration statement (Form S-4) was filed with the Securities and Exchange Commission (“SEC”) on January 4, 2002, which was subsequently amended and on July 12, 2002, declared effective by the SEC. In connection with the merger, HelpMate, on March 18, 2002, undertook a 22.19 to 1 reverse stock split thereby reducing its issued and outstanding common shares to 900,122. Following the effectiveness of the registration statement, articles of merger were filed with the States of Connecticut and Nevada and the merger with PainCare was consummated on July 17, 2002 (the “Merger”).

Outlook

            The Company has been reorganized for the purpose of establishing a North American network of pain management, minimally invasive surgery and orthopedic rehabilitation centers. The Company’s strategy is to rapidly grow by establishing a network of pain management, minimally invasive spine surgery and orthopedic rehabilitation centers. The Company has developed its “Three Pillar” business approach to provide an integrated combination of products and services to patients seeking pain relief through Company Management technologies, Minimally Invasive Spine Surgery (MIS) and Orthopedic Rehabilitation. MIS or “band-aid” surgery is a specialized surgical technique based on currently available endoscopic technologies, which allows physicians to provide the most technically advanced treatment of back and neck pain in an outpatient environment. Orthopedic Rehabilitation is a comprehensive program that advances functional restoration of the musculoskeletal system utilizing state of the art computerized MedX medical exercise machines.

            It is the intention of management that the Company’s Pain Management and Orthopedic Centers will specialize in the full spectrum of diagnosis and treatment of pain, with a concentration on chronic back and neck pain. Management believes that by establishing a chain of Pain Management and Orthopedic Centers that provide minimally invasive spinal surgery and orthopedic rehabilitation services, it will generate significant revenues and will be profitable.

Significant Accounting Policies and Estimates

            Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to marketing expenses, customer incentives, student attrition rates, bad debts, intangible assets, income taxes, financing operations, contractual obligations, restructuring costs, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

            Our significant accounting policies are more fully discussed in Form S-4/A filed with the SEC on July 12, 2002. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Our significant accounting policies include:

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2002, the Company’s cash and cash equivalents are deposited with one financial institution.

EARNINGS PER SHARE AND SUPPLEMENTAL NET LOSS PER SHARE

The Company computes earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share”. Earnings per share is computed both under the basic and dilutive methods. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding dilutive earnings per share is computed by giving effect to all dilutive potential common share equivalents that were outstanding during the period. Common share equivalents include stock options and warrants. There were no stock options or warrants outstanding as of June 30, 2002.

Results of Operations

            Set forth below is certain of our selected consolidated financial and operating information for the three and six months ended June 30, 2002 and the comparable period in 2001, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

	Three Months ended June 30		Six Months Ended June 30

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
	2002	2001	2002	2001

Total revenue	$0	$0	$0	$0
Gross profit	0	0	0	0
Income (Loss)	(37)	(15)	(101)	(59)
Earnings (Loss) per share, basic	(.04)	(.02)	(.11)	(.07)
Earnings (Loss) per share, diluted	(.04)	(.02)	(.11)	(.07)
Weighted average shares outstanding
Basic	900,122	900,122	900,122	900,122
Diluted	900,122	900,122	900,122	900,122

At June 30, 2002

Working Capital	$267
Total Current Assets	274
Total Assets	274
Stockholders’ Equity	267

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

The net loss for the three months ended June 30, 2002 increased by $22,084 from the three months ended June 30, 2001 due to costs associated with the merger with PainCare. Interest income for the period was lower due to the cash distribution to shareholders and lower interest rates.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

The net loss for the six months ended June 30, 2002 increased by $41,422 from the six months ended June 30, 2001 due to costs assicated with the merger with PainCare. Interest income for the period was lower due to the cash distribution to shareholders and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

            The Company began 2000 with $10,972,189 in cash as a result of the sale of substantially all its assets to Pyxis. On February 15, 2000, the Company made a net cash distribution of $9,806,815 to its shareholders. On January 2, 2002, $1,342,101 was released from escrow. On February 11, 2002, HelpMate made a cash distribution of $1,258,193 to its shareholders. Cash on hand at June 30, 2002 was $274,348, which management believes should be adequate to meet the Company’s future working capital requirements for the remainder of this fiscal year.

UNAUDITED PRO FORMA FINANCIAL STATEMENTS

            The following unaudited pro forma financial statements gives effect to the acquisition by HelpMate of PainCare which occurred on July 17, 2002. The transaction was accounted for as a reverse merger using the purchase method of accounting with PainCare being deemed the acquirer. In accordance with SEC guidelines, no goodwill or intangibles will be recorded because the merger is essentially a recapitalization transaction that will be accounted for in a manner similar to a reverse acquisition, identifying PainCare as the accounting acquirer. The unaudited pro forma balance sheet is based on the historical balance sheets of HelpMate Robotics and PainCare appearing in the S-4 registration statement and is incorporated herein by reference. The unaudited pro forma statements of operations are based on the historical statement of operations of HelpMate (with consideration given to the 22.19 to 1 reverse stock split which was effectuated on March 18, 2002) and of PainCare appearing in the S-4 registration statement and incorporated by reference herein and combine the results of operations of HelpMate and PainCare for the six-months ended June 30, 2002 as if the acquisition occurred on the beginning of the period.

            The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the financial position or operating results that would have been achieved if the merger had been consummated as of the beginning of the period presented, nor are they necessarily indicative of future operating results or financial position of HelpMate.

            As of January 1, 2002, PainCare is no longer amortizing its goodwill of in accordance with SFAS No. 142. Such goodwill will be subject to impairment testing using a fair value based method as of January 1, 2002.

HELPMATE ROBOTICS, INC
UNAUDITED PRO FORMA BALANCE SHEET
AS OF JUNE 30, 2002

	PainCare Historical Statements	HelpMate Historical Statements	Pro Forma Adjustments	Pro Forma

Cash	$484,685	$274,348	$—	$759,033
Accounts receivable	1,481,467	—	—	1,481,467
Note receivable	300,000	—	—	300,000
Prepaid and other assets	48,233	—	—	48,233
Due from shareholder	339,325	—	—	339,325

Total current assets	2,653,710	274,348	—	2,928,058

Furniture and equipment, net	1,558,505	—	—	1,558,505
Goodwill	3,809,882	—	—	3,809,882
Other assets	53,554	—	—	53,554

Total assets	$8,075,651	$274,348	$—	$8,349,999

Liabilities and Stockholders’ Equity

Accounts payable and accrued expenses	$871,830	$7,829	$—	$879,659
Current portion of convertible debentures	792,644	—	—	792,644
Current portion of capital leases	264,978	—	—	264,978
Current portion of notes payable	133,334	—	—	133,334

Total current liabilities	2,062,786	7,829	—	2,070,615
	1,438,759	—	—	1,438,759
	1,059,911	—	—	1,059,911
	423,026	—	—	423,026

Total liabilities	4,984,482	7,829	—	4,992,311

Stockholders’ Equity:

Common stock (1)	7,888	21,379,540	(21,378,640)	8,788
Additional paid in capital (2)	2,813,573	5,232,012	(4,966,393)	3,079,192
Retained earnings (accumulated deficit)	292,739	(26,345,033)	26,345,033	292,739
Cumulative translation adjustments	(23,031)	—	—	(23,031)

Total stockholders’ equity	3,091,169	266,519	—	3,357,688

Total liabilities and stockholders’ equity	$8,075,651	$274,348	$—	$8,349,999

See accompanying notes to unaudited pro forma financial statements.

HELPMATE ROBOTICS, INC.
UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

	PainCare Historical Statements	HelpMate Historical Statements	Pro Forma

Revenues	$3,541,383	—	$3,541,383
Cost of revenue	1,291,503	—	1,291,503

Gross profit	2,249,880	—	2,249,880
Operating expenses:
General and administrative	1,535,184	105,995	1,641,179

Income (loss) from operations	714,696	(105,995)	608,701
Other income (expense):
Interest income	—	44,993	44,993
Interest expense	(129,184)	—	(129,184)

Income (loss) before taxes	585,512	(61,002)	524,510
Provision (benefit) for income taxes	199,074	—	199,074

Net income (loss)	$386,438	$(63,718)	$322,720

Basic income per share			$0.04

Weighted average shares outstanding – basic			8,734,368

Diluted income per share			$0.03

Weighted average shares outstanding – diluted			11,791,973

See accompanying footnotes to unaudited pro forma financial statements.

Notes to Unaudited Pro Forma Financial Statements

(1)   In connection with the merger HelpMate undertook on March 18, 2002 a reverse stock split which resulted in 900,122 shares outstanding. Pro forma balance represents actual PainCare shares of 7,888,690 which were converted on one for one basis into HelpMate shares and 900,122 HelpMate shares after the effect of the reverse stock split.

(2)   Adjusted balance represents PainCare actual plus HelpMate total stockholders equity as of June 30, 2002.

RISK FACTORS

Special Note Regarding Forward-Looking Statements and Risk Factors

            Certain statements in this Form 10-QSB contain forward-looking statements. Forward-looking statements are any statements other than statements of historical fact.Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing.In some cases, you can identify forward-looking statements by the use of words such as may, will, expects, should, believes, plans, anticipates, estimates, predicts, potential, or continue, and any other words of similar meaning.

            Statements regarding the Company’s future financial performance or results of operations, including expected revenue growth, EBITDA growth, future expenses, future operating margins and other future or expected performance are subject to the following risks: that projected operating efficiencies and cost-reduction initiatives will not be achieved due to implementation difficulties or contractual spending commitments that can’t be reduced; the acquisition of businesses or the launch of new lines of business, which could increase operating expenses and dilute operating margins; the inability to raise additional capital or to attract new customers; increased competition, which could lead to negative pressure on the Company’s pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with customers, whether due to competition or other factors; costs associated with the Company’s initiatives to upgrade its technology platforms or the failure of the Company to successfully complete that initiative; and to the general risks associated with the Company’s businesses.

            The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

INVESTORS MAY HAVE NO EFFECTIVE REMEDY AGAINST ARTHUR ANDERSEN LLP IN CONNECTION WITH A MATERIAL MISSTATEMENT OR OMISSION IN HELPMATE’S FINANCIAL STATEMENTS INCLUDED IN THIS REGISTRATION STATEMENT.

            Arthur Andersen LLP, which audited HelpMate’s financial statements included in the Registration Statement filed in connection with the Merger with PainCare for the years ended December 31, 2001, December 31, 2000 and December 31, 1999, was convicted on June 15, 2002 of federal obstruction of justice arising from the government’s investigation of Enron Corp.

            Arthur Andersen LLP consented to the inclusion of their report in the Registration Statement as originally filed with the SEC, and as amended through May 15, 2002. Because HelpMate’s former engagement team leaders have since left Arthur Andersen LLP, Arthur Andersen LLP did not participate in the preparation of any amendments to the Registration Statement made after that date or reissue its report on our 1999, 2000 and 2001 financial statements included in the Registration Statement after that date. After May 15, 2002, the disclosure in the financial statements covered by Arthur Andersen LLP was not modified. Investors may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in the HelpMate financial statements, particularly in the event that Arthur Andersen LLP ceases to exist or becomes insolvent as a result of the conviction or other proceedings against Arthur Andersen LLP.

OUR INABILITY TO INCLUDE IN FUTURE REGISTRATION STATEMENTS, FINANCIAL STATEMENTS FOR ONE OR MORE YEARS AUDITED BY ARTHUR ANDERSEN LLP OR TO OBTAIN ARTHUR ANDERSEN LLP’S CONSENT TO THE INCLUSION OF THEIR REPORT ON HELPMATE’S 1999, 2000 AND 2001 FINANCIAL STATEMENTS MAY IMPEDE THE COMPANY’S ACCESS TO THE CAPITAL MARKETS.

            Should the Company seek to access the public capital markets, SEC rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. Until our audited financial statements for the fiscal year ending December 31, 2004 become available in the first quarter of 2005, the SEC’s current rules would require us to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP. Prior to that time the SEC may cease accepting financial statements audited by Arthur Andersen LLP, in which case the Company would be unable to access the public capital markets unless another independent accounting firm is able to audit the financial statements originally audited by Arthur Andersen LLP. Following the conviction of Arthur Andersen LLP, the SEC issued a release stating that Arthur Andersen LLP has informed the SEC that it will cease practicing before the SEC by August 31, 2002, unless the SEC determines another date is appropriate. Although the SEC has indicated that in the interim it will continue to accept financial statements audited by Arthur Andersen LLP, there is no assurance that the SEC will continue to do so in the future.

            Additionally, as a result of the departure of HelpMate’s former engagement team leaders, Arthur Andersen LLP is no longer in a position to consent to the inclusion or incorporation by reference in any prospectus of their report on HelpMate’s audited financial statements for the years ended December 31, 1999, December 31, 2000 and December 31, 2001, and investors will not be entitled to recovery against Arthur Andersen under Section 11 of the Securities Act of 1933 for any material misstatements or omissions in those financial statements. The Company may not be able to bring to the market successfully an offering of its securities in the absence of Arthur Andersen LLP’s participation in the transaction, including its consent. Consequently, the Company’s financing costs may increase or the Company may miss attractive market opportunities if HelpMate’s annual financial statements for 1999, 2000 and 2001 audited by Arthur Andersen LLP should cease to satisfy the SEC’s requirements or those statements are used in a prospectus but investors are not entitled to recovery against Arthur Andersen LLP for material misstatements or omissions in them.

THERE IS A LIMITED PUBLIC MARKET FOR THE COMPANY’S COMMON SHARES AND NO ASSURANCE THAT AN ACTIVE TRADING MARKET WILL BE DEVELOPED OR MAINTAINED.

            There can be no assurance that an active trading market for the Company’s common shares will be developed or maintained. Historically, the market prices for securities of development companies like the Company have been highly volatile. In fact, during the last two (2) years, HelpMate’s common stock price has ranged from a low of $0.12 to a high of $13.31 (as determined on a reverse-split basis). The market price of the shares could continue to be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares, announcements of potential business acquisitions, and changes in general market conditions. The Company expects to continue to file and be current in its Securities Exchange Act reporting requirements as it pursues its business objective. Accordingly, management of the Company anticipates that its stock will continue to be quoted on the OTC Bulletin Board.

PAINCARE HAS RECENTLY BEEN PROFITABLE BUT NO ASSURANCE CAN BE GIVEN THAT SUCH PROFITABILITY WILL CONTINUE

            For the years ended December 31, 2000 and December 31, 2001, HelpMate incurred net losses of approximately $7,597 and $181,705, respectively. For the years ended December 31, 2000 and December 31, 2001, PainCare incurred a net loss of approximately $494,351 and realized net income of $345,804, respectively.

            The Company expects to increase its spending significantly as it continues to expand its product and service offerings and commercialization activities.The Company will be dependent, in part, on the return of the market for medical products and services.As a result, the Company will need to generate significant revenues in order to continue to grow its business and become profitable.

THE COMPANY’S BUSINESS PLAN MAY NOT BE SCALABLE OR COMMERCIALLY VIABLE AND AS A RESULT THE EXPECTED INCREASE IN THE COMBINED COMPANY VALUE MAY NOT BE REALIZED

            There is no assurance that the Company’s business plan will ever be scalable or commercially viable and no assurance can be given that the Company will maintain its profitability. In addition, prospects for the Company’s profitability will be affected by expenses, operational difficulties and other factors frequently encountered in the development of a business enterprise in a competitive environment, many of which factors may be unforeseen and beyond the Company’s control. Accordingly, the Company may never obtain the expected growth and the value that would otherwise be expected.

THE COMPANY WILL HAVE LIMITED CAPITAL AND WILL REQUIRE ADDITIONAL CAPITAL TO EXECUTE ITS BUSINESS PLAN

            Management believes that the Company’s cash reserves will be sufficient to support its operations through fiscal 2002, without any additional fundraising. The Company’s future need for capital will depend on a number of factors, including the level of marketing activities, the amount of funding required to establish a network of minimally invasive spinal surgery and pain management clinics by purchasing, owning, establishing and expanding certain assets used in minimally invasive spine surgery and pain management; managing and developing spine treatment and pain management clinics, diagnostic and rehabilitation services and outpatient surgery facilities; and provide non-professional support services, facilities, equipment, non-professional personnel, supplies and non-professional support staff to medical practices.

            Additional financing will be required to execute the growth strategy of the Company, which is to open additional orthopedic rehabilitation centers. For each new orthopedic rehabilitation center, the Company will need approximately $50,000 in working capital per center. It is estimated that the Company will open 10 new orthopedic rehabilitation centers in 2002. Therefore, the Company will need approximately $500,000 in capital to execute its growth strategy. In addition, the acquisition agreements with the sellers of the Company’s two primary operating units prevent the Company from up-streaming any excess cash from these operating units until such time as the debentures issued in connection with these acquisitions have been paid or otherwise converted to common stock.

            If we cannot raise more funds, we could be required to reduce our capital expenditures, scale back our business development, reduce our workforce and license to others products or technologies we would otherwise seek to commercialize ourselves.

            We may seek additional funding through collaborative arrangements, borrowing money and by the sale of additional equity securities. Any sales of additional equity securities are likely to result in further dilution to our then existing shareholders. Alternatively, we may borrow money from conventional lenders, possibly at high interest rates, which may affect the value of your holdings.

           Despite our efforts, funding may not be available to us at all or only on terms that are unacceptable to us. We also could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products which we would otherwise pursue on our own.

PAINCARE’S LACK OF OPERATING HISTORY MAKES EVALUATING OUR FUTURE PERFORMANCE DIFFICULT AND THE CHALLENGE OF OPERATING A PUBLIC COMPANY WITHOUT EXPERIENCE MAY CAUSE THE BUSINESS OPERATIONS AND FINANCIAL POSITION OF THE COMPANY TO BE ADVERSELY AFFECTED.

            Because PainCare has been operating only since August 2000, the market will have little basis to evaluate our ability to develop, market and sell our products and services. Our ability to commercialize these products and services and generate operating profits and positive operating cash flow will depend principally upon our ability to:

            attract and retain an adequate number of patients;

            enter new markets and compete successfully in them;

            manage operating expenses;

            raise additional capital to fund our capital expenditure plans; and

            attract and retain qualified personnel.

            The management of the Company will be challenged with the aspects of operating a public company with the associated regulatory and compliance issues. The diversion of the attention of management, which has little experience in operating public companies, and any difficulties encountered in the process of operating a public company could lead to possible unanticipated liabilities and costs and cause the disruption of, or a loss of momentum in, the business activities of the Company. This uncertainty may adversely affect the ability of the Company to retain some of its key employees. As a consequence, we cannot assure you that we will successfully or profitably manage the Company.

WE MAY NOT BE ABLE TO KEEP OUR TRADE SECRETS CONFIDENTIAL

            The Company relies significantly upon unpatented proprietary technology, information, processes and know-how. We seek to protect this information by confidentiality agreements with our employees, consultants and other third-party contractors as well as through other security measures. These confidentiality agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

THE LOSS OF KEY PERSONNEL COULD MAKE IT DIFFICULT TO COMPLETE EXISTING PROJECTS AND UNDERTAKE NEW PROJECTS

            The Company’s success is dependent upon its ability to identify, hire and retain its employees, and a significant component of the value of the business is in the know-how and experience of the Company employees. If certain key employees were to leave, the Company may be unable to complete existing projects or undertake certain new projects.

            As a result of the merger with PainCare, all the officers and directors of HelpMate resigned and have been replaced with the following key employees and consultants: Merrill Reuter, M.D., Peter Rothbart, M.D., Randy Lubinsky, Jay Rosen, M.D., Mark Szporka, and Ron Riewold. Employment agreements have been executed with Randy Lubinsky (Chief Executive Officer and Director), Dr. Rosen (President and Director), Mark Szporka (Chief Financial Officer and Director), Dr. Merrill Reuter (President of AOSF) and Ron Riewold (CEO of PainCare Management Services, Inc.). A consulting agreement has been executed with Peter Rothbart, M.D. Should the services of Dr. Reuter, Dr. Rothbart, Randy Lubinsky, Dr. Rosen, Mark Szporka, Ron Riewold or other key personnel become unavailable to the Company for any reason, the business of the Company could be adversely affected. There is no assurance that the Company will be able to retain these key individuals and/or attract new employees of the caliber needed to achieve the Company’s objectives.

            Under the employment agreements with Mr. Lubinsky and Mr. Szporka, in the event of a change of control, they may terminate the agreement and receive a lump sum severance payment. Under the employment agreement of Dr. Reuter, he is to receive a lump-sum severance payment of $500,000 if his employment is terminated “Without Cause” or if he terminates the agreement “For Cause.”

            To date, the Company has experienced no difficulties in attracting key personnel and has been able to retain all such key personnel, saving Stanley Swartz whose employment agreement was not renewed.The Company does not believe that the loss of Mr. Swartz’s services will have a material adverse effect on the Company’s business. To the best of the Company’s knowledge and belief, there are no other key personnel that are planning to retire or leave the Company in the near future.

GROWTH STRATEGY MAY NOT PROVE VIABLE AND EXPECTED GROWTH AND VALUE MAY NOT BE REALIZED.

          Establishment of Pain Management Centers

            The Company’s strategy is to rapidly grow by establishing a network of pain management, minimally invasive spine surgery and orthopedic rehabilitation centers. Identifying appropriate physician groups and proposing, negotiating and implementing economically attractive affiliations with them can be a lengthy, complex and costly process. There can be no assurance that the Company will be successful in identifying and establishing relationships with orthopedic surgery and pain management groups. If the Company is successful in implementing its strategy of rapid growth, such growth may impair the Company’s ability to efficiently provide non-professional support services, facilities, equipment, non-professional personnel, supplies and non-professional support staff to medical practices. The Company’s future financial results could be materially adversely affected if it is unable to manage growth effectively.

            There can be no assurance that physicians, medical providers or the medical community in general will accept the business strategy of the Company and adopt the strategy offered by the Company. The extent that, and rate of which, these services achieve market acceptance and penetration will depend on many variables including, but not limited to, a timely penetration of the market, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of these services, the advantage of these services over existing technology, and third-party reimbursement practices. There can be no assurance that the medical community and third-party payors will accept the Company’s technology. Similar risks will confront any other services developed by the Company in the future. Failure of the Company’s services to gain market acceptance would have a material adverse effect on the Company’s business, financial condition, and results of operations

          Growth Through Acquisitions

            The Company intends to grow through acquisitions. There can be no assurance that suitable acquisitions will be available or that acquisitions can be negotiated on acceptable terms, or that the operations of acquired businesses can be integrated effectively into the operations of the Company.Competition for suitable acquisition candidates is expected to be intense and many of the Company’s competitors will have greater resources than the Company. The failure of the Company to implement its acquisition strategy could have a material adverse effect on the Company’s expected financial performance and, moreover, the attendant risks of expansion could also have a material adverse effect on the Company’s business.

            A primary reason for the Merger is the expected benefit of utilizing the common stock of HelpMate to consummate acquisitions. If these acquisition targets are not receptive to HelpMate’s common stock and there is not sufficient cash to fund such acquisitions, the expected growth and financial rewards are not likely to materialize and as a result, investors may not experience any increased value in their holdings and may well experience losses.

            The Company’s growth strategy will result in significant additional demands on its infrastructure, and will place a significant strain on the Company’s management, administrative, operational, financial and technical resources, and increased demands on its systems and controls. Additional capital will be needed to fund expected acquisitions and there can be no assurance that the Company will be able to obtain sufficient resources to support this planned growth strategy. The inability to continue to upgrade the operating and financial control systems, the emergence of unexpected expansion difficulties or failure to manage the Company’s proposed expansion properly could have a material adverse effect on the Company’s business, financial condition and results of operations.

SIGNIFICANT RISK ASSOCIATED WITH REIMBURSEMENTS BY THIRD PARTY PAYORS

            Approximately 80% of the Company’s revenues are dependent on the acceptance of its services as covered benefits under third party payor programs, including private insurance, HMO’s and other managed care entities. The healthcare industry is undergoing significant changes, with third party payors taking measures to reduce reimbursement rates or in some cases denying reimbursement fees for previously acceptable treatment modalities. There is no assurance that third party payors will continue to pay for minimally invasive surgery (MIS) services provided by the Company under its payor programs. Failure of third party payors to adequately cover MIS will have a materially adverse affect on the Company.

INDEMNITY RISKS ASSOCIATED WITH AOSF MERGER COULD BE SIGNIFICANT

            In the merger agreement dated January 1, 2001 between PainCare and Advanced Orthopedics of South Florida, Inc. (“AOSF”), PainCare agreed to limit the indemnification of the former stockholder of AOSF to a period of one year after closing and limit the amount of such shareholder’s potential exposure. As of the end of the one year period (December 31, 2001), no indemnity claims were made by PainCare against the former shareholder. As a result, PainCare no longer has any rights of indemnity against such shareholder and therefore will be fully responsible for satisfying any claims. No claims have been filed as of this date. In addition, PainCare agreed to indemnify the shareholder of AOSF against certain claims regarding the tax treatment of the transaction. In the event that claims are made against AOSF or PainCare, the Company could be adversely affected.

THERE ARE RISKS INHERENT IN THE PROVISION OF MEDICAL SERVICES WHICH COULD ADVERSELY IMPACT OUR BUSINESS

            The Company’s affiliated physician groups are involved in the delivery of healthcare services to the public and are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of any applicable insurance coverage. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. There can be no assurance that the Company will not be subject to such claims, that any claim will be successfully defended or, if the Company is found liable, that the claim will not exceed the limits of the Company’s insurance. Professional liability claims could have a material adverse effect on the Company.

SUCCESS OF BUSINESS STARTEGY IS DEPENDANT ON MARKET ACCEPTANCE

THE COMPANY HAS LIMITED MARKETING AND SALES CAPABILITY WHICH COULD ADVERSELY AFFECT ITS GROWTH PLANS

            The Company has limited internal marketing and sales resources and personnel.In order to effectively market any services, the Company will have to develop a marketing and sales force with technical expertise and distribution capability (or out-source such duties to independent contractors). There can be no assurance that the Company will be able to establish sales and distribution capabilities or that the Company will be successful in gaining market acceptance for any services it may develop. There can be no assurance that the Company will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with payors will be available on terms commercially reasonable to the Company, or at all, or that the Company’s marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on the Company’s business, financial condition, cash flows, and results of operations.

BUSINESS IS SUBJECT TO SUBSTANTIAL COMPETITION WHICH COULD HAVE A MATERIAL IMPACT ON ITS BUSINESS AND FINANCIAL CONDITION

            The healthcare industry in general, and the market for orthopedic and rehabilitation services in particular, are highly competitive. The Company competes with companies like HealthSouth, Inc. and U.S. Physical Therapy, Inc. that are larger in size than the Company and have access to considerably greater financial resources than the Company. The Company competes by providing more personalized care to the patients they serve. The Company competes against other contract providers on the basis of quality of services, price and reliability. In the State of Florida, in particular, competition with respect to healthcare providers is highly competitive. The Company relies on reputation and service to market its services.

CASH FLOW AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY THE ASSUMPTION OF CREDIT RISKS

            The Company will bill the patients and/or their insurance carriers for services provided by its client clinics and/or physicians, including physician fees, facility fees and technical fees. By undertaking the responsibility for patient billing and collection activities, the Company will assume the credit risk presented by the patient base, as well as the risk of payment delays attendant to reimbursement through governmental programs or third party payors. If the Company is unsuccessful in collecting a substantial amount of such fees it will have a material adverse affect on the financial condition of the Company.

CONTROL BY MANAGEMENT WILL LIMIT THE ABILITY OF OTHER SHAREHOLDERS TO HAVE ANY INFLUENCE ON THE OPERATION OF THE COMPANY’S BUSINESS

            Officers and Directors of the Company and its subsidiaries will hold common shares which will represent approximately 41% of the outstanding shares entitled to vote on matters presented to stockholders of the Company. Management of the Company will therefore have a significant influence on the Company. See “Voting Securities and Principal Stockholders.”

PROVISIONS IN ARTICLES OF INCORPORATION LIMIT LIABILITY OF MANAGEMENT AN AS A RESULT LIMITS SHAREHOLDERS RIGHTS

            The Company has adopted provisions in its Certificate of Incorporation which limit the liability of its officers and directors and provisions in its By-laws which provide for indemnification of its officers and directors to the full extent permitted by law. The Certificate of Incorporation generally provides that its directors shall have no personal liability to the company or its stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit the stockholders’ ability to hold directors liable for breaches of fiduciary duty.

INVESTORS SHOULD NOT RELY ON THE PAYMENT OF DIVIDENDS IN CONSIDERING AN INVESTMENT IN THE COMPANY

            Any determination to pay dividends in the future will be at the discretion of the Board of Directors of the Company and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors. The Board of Directors of the Company is not expected to declare dividends or make any other distributions in the foreseeable future, but instead intends to retain earnings, if any, for use in business operations. Accordingly, investors should not rely on the payment of dividends in considering an investment in the company.

FAILURE TO OBTAIN MANAGED CARE CONTRACTS AND LEGISLATIVE CHANGES COULD ADVERSELY AFFECT BUSINESS

            There can be no assurance that the Company will be able to obtain managed care contracts.The future inability of the Company to obtain managed care contracts in its markets could have a material adverse effect on its business, financial condition or results of operation. In addition, federal and state legislative proposals have been introduced that could substantially increase the number of Medicare and Medicaid recipients enrolled in HMOs and other managed care plans. the Company will derive, a substantial portion of its revenue from Medicare and Medicaid. In the event such proposals are adopted, there can be no assurance that the Company will be able to obtain contracts from HMOs and other managed care plans serving Medicare and Medicaid enrollees. Failure to obtain such contracts could have a material adverse effect on the business, financial condition and results of operations of the Company.

RISKS ASSOCIATED WITH HIGHLY REGULATED INDUSTRY

            The Company’s centers and its affiliated physicians are subject to numerous regulatory, accreditation and certification requirements, including requirements related to licensure, certificate of need, reimbursement from insurance companies and other private third party payors, Medicare and Medicaid participation and reimbursement, and utilization and quality review organizations. An adverse determination by any authority could have a material adverse effect on the Company. Set forth immediately below is a list of the most significant regulatory risks associated with the Company’s business:

•	Future Healthcare Reforms Could Have an Adverse Impact on the Business

            The public has recently focused significant attention on reforming the healthcare system in the United States. A broad range of healthcare reform measures have been introduced in Congress and in certain state legislatures. Legislative interest recently has also focused on the role of HMO’s in the provision of healthcare and the effect of managed care reimbursement mechanisms on healthcare service utilization and quality of service. It is not clear at this time what proposals, if any, will be adopted or, if adopted what effect, if any, such proposals would have on the Company’s business. There can be no assurance that any proposals adopted would be coordinated at the federal or state level, and therefore the Company, as a national participant in the healthcare industry, is subject to varying state regulatory environments. Certain proposals, such as cutbacks in the Medicare and Medicaid programs, containment of healthcare costs that could include a negative affect on prices charged by physicians, hospitals or other healthcare providers, and greater state flexibility in the administration of Medicaid, could adversely affect the Company. There can be no assurance that currently proposed or future healthcare programs, laws, regulations or policies will not have a material adverse effect on the Company’s operating revenue.

            The Company believes that trends in cost containment in the health care industry will continue to result in reductions from historical levels in per-patient revenue.The federal government has implemented, through the Medicare program, the resource-based relative value scale (“RBRVS”) payment methodology for physicians’ services. The RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services.The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress.To date, the implementation of RBRVS has reduced payment rates for certain of the procedures historically perform by the Company’s affiliated physicians.There can be no assurance that any reduced operating margins could be recouped by through cost reductions, increased volume, and introduction of additional procedures or otherwise.

            Rates paid by non-governmental insurers, including those that provide Medicare supplemental insurance, are based on established physician, ambulatory surgery center and hospital charges, and are generally higher than Medicare payment rates.A change in the makeup of the patient mix of the Company’s ancillary services that results in a decrease in patients covered by private insurance or a shift by private payors to RBRVS or similar payment structures could adversely affect the Company’s business, financial condition and results of operations.

•	Laws Severely Restrict Physicians Ability to Make Referrals Which Could Impact Our Business

            The Company’s centers and their physicians are also subject to the Ethics in Patient Referrals Act of 1989 (the “Stark Law”). Unless excepted, a physician may not make a referral of a Medicare or Medicaid patient to any clinical laboratory services provider with whom he/she has a financial relationship (either investment or compensation) for such restricted services, and any provider who accepts such a referral may not bill for the service provided pursuant to the referral. Sanctions for violating the Stark Law can include civil monetary penalties and exclusion from Medicare and Medicaid. In August 1993, Congress passed legislation (“Stark II”) that, effective January 1, 1995, expanded the self-referral ban to include a number of healthcare services provided by entities with which the physicians may have an ownership interest or a financial relationship, although it does not specifically prohibit referrals by physicians with an ownership interest in, or financial relationship with, an ambulatory surgery center, provided that the surgery services are not provided as “outpatient hospital services”.

            In addition to the federal Stark Laws, certain states have enacted similar patient referral legislation. Ambulatory surgery is not included in the list of restricted services and the Company does not believe that ambulatory surgery is subject to the Stark restrictions. Likewise, services that are a part of a physician’s private practice do not apply to the restrictions. Violation of the Stark Law or Stark II or related state laws by the Company may have a materially adverse effect on the Company.

•	Corporate Practice of Medicine Regulations Will Affect the Way We Transact Business in Certain States

            Organizations that employ physicians directly or exercise significant control over a physician’s practice may be subject to challenge in states that prohibit the corporate practice of medicine. In states that still prohibit the corporate practice of medicine, agreements with physicians must provide the physicians with sufficient control over their practices to avoid being deemed employees for corporate practice purposes. Violation of the corporate practice of medicine laws by the Company which presently has operations in Colorado and expects to have operations in South Carolina, North Carolina and California (all of which prohibit the corporate practice of medicine) may have a materially adverse effect on the Company.

•	Many States Prohibit Fee-Splitting Which Will Limit Our Expansion Plans

            The laws of many states prohibit physicians from splitting fees with non-physicians (or other physicians) and prohibit non-physician entities from practicing medicine.These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion.the Company’s business operations have not been the subject of judicial or regulatory interpretation; thus, there can be no assurance that review of the Company’s business by courts or regulatory authorities will not result in determinations that could materially adversely affect its operations of the Company, or that the healthcare regulatory environment will not change so as to restrict the Company’s operations or their expansion.In addition, the regulatory framework of certain jurisdictions may limit the Company’s expansion into such jurisdictions if they are unable to modify their operational structure to conform to such regulatory framework.

•	The Company May Face Increased Scrutiny by Medicare and Medicaid

            Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return or, or in order to induce: (i) the referral of a person in connection with the provision of medical services; (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare and Medicaid programs; and (iii) the purchase, lease, order, arranging or recommending of any items or service reimbursable under Medicare or Medicaid (the “Anti-Kickback Law”). Pursuant to the Anti-Kickback Law, the federal government has announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to Medicare costs.The applicability of this policy to many business transactions in the health care industry will be subject to continuing judicial and regulatory interpretation.Although the Company believes its operations and structure do not violate the Anti-Kickback Law, there can be no assurance that its activities will not be challenged by regulatory authorities.If such a challenge were successful, it could have a material adverse effect on the business, financial condition and results of operations of the Company.Noncompliance with the Anti-Kickback Law can result in exclusion from Medicare and Medicaid programs and civil and criminal penalties.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

NONE

Item 2.	Changes in Securities

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Submission of Matters to a Vote of Security Holders

NONE

Item 5.	Other Information

NONE

Item 6.	Exhibits and Reports on Form 8-k

(a)   Exhibit Index

Exhibit No.	Description

99.1	Certification by CEO pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002

99.2	Certification by CFO pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

            A Form 8-K filed by the Company on August 7, 2002.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELPMATE ROBOTICS INC.
Date: August 14, 2002	/s/ Randy A. Lubinsky

Randy A. Lubinsky, Chairman, Chief Executive Officer

Date: August 14, 2002	/s/ Mark Szporka

Mark Szporka Chief Financial Officer