Form 10QSB/A
period 2002-06-30
HELPMATE ROBOTICS INC
filed 2002-08-20
CIK 1003472

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
Quarterly or Transitional Report

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 is being filed for the purpose of correcting the headings to the Liability section of the Company’s Unaudited Pro Forma Balance Sheet, as of June 30, 2002 which were inadvertently omitted in our original filing. No other changes are being made by means of this filing.

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

HELPMATE ROBOTICS, INC
UNAUDITED PRO FORMA BALANCE SHEET
AS OF JUNE 30, 2002

	PainCare Historical Statements	HelpMate Historical Statements	Pro Forma Adjustments	Pro Forma

Cash	$484,685	$274,348	$—	$759,033
Accounts receivable	1,481,467	—	—	1,481,467
Note receivable	300,000	—	—	300,000
Prepaid and other assets	48,233	—	—	48,233
Due from shareholder	339,325	—	—	339,325

Total current assets	2,653,710	274,348	—	2,928,058

Furniture and equipment, net	1,558,505	—	—	1,558,505
Goodwill	3,809,882	—	—	3,809,882
Other assets	53,554	—	—	53,554

Total assets	$8,075,651	$274,348	$—	$8,349,999

Liabilities and Stockholders’ Equity

Accounts payable and accrued expenses	$871,830	$7,829	$—	$879,659
Current portion of convertible debentures	792,644	—	—	792,644
Current portion of capital leases	264,978	—	—	264,978
Current portion of notes payable	133,334	—	—	133,334

Total current liabilities	2,062,786	7,829	—	2,070,615
Convertible debenture, less current portion	1,438,759	—	—	1,438,759
Capital leases, less current portion	1,059,911	—	—	1,059,911
Note payable, less current portion	423,026	—	—	423,026

Total liabilities	4,984,482	7,829	—	4,992,311

Stockholders’ Equity:

Common stock (1)	7,888	21,379,540	(21,378,640)	8,788
Additional paid in capital (2)	2,813,573	5,232,012	(4,966,393)	3,079,192
Retained earnings (accumulated deficit)	292,739	(26,345,033)	26,345,033	292,739
Cumulative translation adjustments	(23,031)	—	—	(23,031)

Total stockholders’ equity	3,091,169	266,519	—	3,357,688

Total liabilities and stockholders’ equity	$8,075,651	$274,348	$—	$8,349,999

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

RISK FACTORS

Special Note Regarding Forward-Looking Statements and Risk Factors

            Certain statements in this Form 10-QSB/A contain forward-looking statements. Forward-looking statements are any statements other than statements of historical fact.Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing.In some cases, you can identify forward-looking statements by the use of words such as may, will, expects, should, believes, plans, anticipates, estimates, predicts, potential, or continue, and any other words of similar meaning.

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

HELPMATE ROBOTICS INC.
Date: August 20, 2002	/s/ Randy A. Lubinsky

Randy A. Lubinsky, Chairman, Chief Executive Officer

Date: August 20, 2002	/s/ Mark Szporka

Mark Szporka Chief Financial Officer