Form 10QSB
period 2002-09-30
HELPMATE ROBOTICS INC
filed 2002-11-08
CIK 1003472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934)

For the transition period from July 1, 2002 to September 30, 2002

Commission File Number 1-14160

HelpMate Robotics Inc.
(Exact name of small business issuer as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-1110906 (I.R.S. Employer Identification No.)

37 N. Orange Avenue, Ste. 500, Orlando, Florida 32801
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

The number of shares outstanding of the issuer’s common stock as of November 5, 2002 is 10,878,088 shares.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

HELPMATE ROBOTICS INC.

Signature	24

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HelpMate Robotics Inc. and Subsidiaries

Consolidated Balance Sheet

As of September 30, 2002 and December 31, 2001

	September 30, 2002	Restated December 31, 2001

	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$761,170	$344,655
Accounts receivable	1,613,654	1,183,321
Due from Shareholder	339,325	339,325
Note receivable	355,301	—
Deposits & prepaid expenses	50,298	—

Total current assets	3,119,748	1,867,301

Furniture and equipment, net	1,516,193	839,176
Goodwill, net	3,928,356	3,408,355
Other Assets	53,554	100,324

Total assets	8,617,851	6,215,156

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	972,760	885,952
Current portion of notes payable	120,834	154,900
Current portion of convertible debenture	962,344	1,016,546
Current portion of lease payable	284,978	74,518

Total current liabilities	2,340,916	2,131,916

Notes payable	414,102	33,334
Convertible debentures	901,720	1,154,074
Lease payable	1,079,911	441,326

Total liabilities	4,736,649	3,760,650

Stockholders’ equity:
Common stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 9,801,165 and 7,725,357 shares	9,801	7,725
Preferred stock, $.001 par value. Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Additional paid in capital	3,520,824	2,633,736
Retained earnings (accumulated deficit)	381,107	(148,547)
Cumulative translation adjustments	(30,531)	(38,408)

Total stockholders’ equity	3,881,201	2,454,506

Total liabilities and stockholder’s equity	$8,617,850	$6,215,156

The accompanying notes are an integral part of the consolidated financial statements.

HelpMate Robotics Inc.

Consolidated Statements of Operations (unaudited)

For the Three and Nine Months Ended
September 30, 2002 and 2001

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Total revenues:
Patient services	$1,071,672	$660,376	$3,335,528	$2,837,043
Management fees	648,747	475,000	1,926,274	503,199

Total revenues	1,720,419	1,135,376	5,261,802	3,340,242

Cost of sales	633,480	455,565	1,924,983	1,469,706

Gross profit	1,086,939	679,811	3,336,819	1,870,536

Operating expenses:
Selling, general and administrative	914,974	601,616	2,353,030	1,363,545
Depreciation expense	54,687	17,495	151,615	46,933

Operating income	117,278	60,700	832,174	460,058

Interest expense	74,276	44,112	203,460	135,478
Other income	173,992	—	173,992	—

Income before taxes	216,994	16,588	802,706	324,580

Provision for income taxes	73,778	—	272,852	—

Net income	$143,216	$16,588	$529,854	$324,580

Basic earnings per share	$0.016	$0.002	$0.060	$0.039

Basic weighted average shares outstanding	9,126,263	8,362,146	8,864,999	8,233,479

Diluted earnings per share	$0.013	$0.002	$0.050	$0.033

Diluted weighted average shares outstanding	11,013,408	10,103,812	10,508,811	9,975,145

The accompanying notes are an integral part of the consolidated financial statements.

HelpMate Robotics Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)
For the Nine Months ended September 30, 2002

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Cumulative Translation Adjustment	Total Stockholder’s Equity

Balance at December 31, 2001	7,725,357	$7,725	$2,633,736	$(148,547)	$(38,408)	$2,454,506

Common stock issued for earnout	163,333	163	163,170	—	—	163,333

Common stock issued in merger	900,122	900	263,698	—	—	264,598

Common stock issued for conversion of convertible preferred	1,012,353	1,013	506,587	—	—	507,600

Stock issuance costs	—	—	(46,367)	—	—	(46,367)
Foreign currency translation	—	—	—	—	7,877	7,877
Net income	—	—	—	529,654	—	529,654

Balance at September 30, 2002	9,801,165	$9,801	$3,520,824	$381,107	$(30,531)	$3,881,201

The accompanying notes are an integral part of the consolidated financial statements.

HelpMate Robotics Inc.

Consolidated Statements of Cash Flows (unaudited)

For the Nine Months ended September 30, 2002 and 2001

	2002	2001

Operating activities:
Net income	$529,854	$391,266
Adjustments to reconcile net income to net cash used in operating activities:
Stock issued for service	—	10,000
Depreciation and amortization	151,615	205,298
Minority interest	—	25,972
Cumulative translation adjustments	(7,877)	(14,684)
Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(517,031)	(986,231)
Shareholder note receivable	—	(196,361)
Prepaid expenses	(50,298)	—
Other assets	46,770	(74,383)
Accounts payable	86,808	287,587

Net cash provided (used) in operating activities	239,841	(351,536)

Investing activities:
Purchase of furniture and equipment	(978,632)	(106,132)
Payment of debentures	(306,556)	(406,663)
Cash from acquisitions	236,698	145,496

Net cash used in investing activities	(1,048,490)	(367,299)

Financing activities:
Proceeds from issuance of debentures	—	558,734
Proceeds from issuance of common stock	507,900	39,500
Stock issuance cost	(56,366)	—
Capital lease obligations	849,045	—
Payment of notes receivable	(355,301)	—
Shareholder loans	—	(50,202)
Notes payable	279,886	232,366

Net cash provided by financing activities	1,225,164	780,398

Net increase in cash and cash equivalents	416,515	61,563

Cash and cash equivalents at beginning of period	344,655	110,611

Cash and cash equivalents at end of period	$761,170	$344,655

Supplementary disclosure of cash flow information:

Cash paid during year for interest	$203,460	$75,561

The accompanying notes are an integral part of the consolidated financial statements.

HelpMate Robotics Inc.

Notes to Consolidated Financial Statements

Organization and Basis of Presentation

Organization

         HelpMate Robotics, Inc. (the “Company,” “HRI” or “HelpMate”) was incorporated in the State of Connecticut in May, 1984. Prior to the sale of its business in December 1999, HelpMate was primarily engaged in the design, manufacture, and sale of HelpMate’s flagship product, the HelpMate’s courier system, a trackless robotic courier used primarily in the health care industry to transport materials.

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

         On December 20, 2001, HelpMate Robotics Inc. (the “Company”, “HRI” or “HelpMate”) entered into an Agreement and Plan of Reorganization (the “Agreement”) with PainCare, Inc. (“PainCare”), a company organized under the laws of the State of Nevada specializing in pain management, minimally invasive spine surgery and orthopedic rehabilitation. In connection with the Agreement, a registration statement (Form S-4) was filed with the Securities and Exchange Commission (“SEC”) on January 4, 2002, which was subsequently amended and on July 11, 2002, declared effective by the SEC. In connection with the merger, HelpMate, on March 18, 2002, undertook a 22.19 to 1 reverse stock split thereby reducing its issued and outstanding common shares to 900,122. Following the effectiveness of the registration statement, articles of merger were filed with the States of Connecticut and Nevada and the merger with PainCare was consummated on July 17, 2002 (the “Merger”).

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

Common Stock

         As of September 30, 2002, the Company had 40,000,000 shares of authorized common stock with no par value. As a result of the 22.19 to 1 reverse stock split of the Company’s common stock which occurred on March 18, 2002, the merger with PainCare, Inc., which occurred on July 17, 2002 and subsequent capital raises, the Company has 10,878,088 shares of its common stock issued and outstanding as of November 6, 2002. No preferred shares have been issued. All share and per share information herein has been restated to reflect the effect of the split.

Principles of Interim Statements.

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001, the Company’s Form S-4/A filed with the SEC on July 11, 2002 and the Company’s Definitive Proxy Statement 14A filed September 27, 2002.

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

Outlook

         The Company has been reorganized for the purpose of establishing a North American network of pain management, minimally invasive surgery and orthopedic rehabilitation centers. The Company’s strategy is to rapidly grow by establishing a network of pain management, minimally invasive spine surgery and orthopedic rehabilitation centers. The Company has developed its “Three Pillar” business approach to provide an integrated combination of products and services to patients seeking pain relief through Pain Management technologies, Minimally Invasive Spine Surgery (MIS) and Orthopedic Rehabilitation. MIS or “band-aid” surgery is a specialized surgical technique based on currently available endoscopic technologies, which allows physicians to provide the most technically advanced treatment of back and neck pain in an outpatient environment. Orthopedic Rehabilitation is a comprehensive program that advances functional restoration of the musculoskeletal system utilizing state of the art computerized MedX medical exercise machines.

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

Significant Accounting Policies and Estimates

         Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to marketing expenses, customer incentives, student attrition rates, bad debts, intangible assets, income taxes, financing operations, contractual obligations, restructuring costs, retirement benefits, and contingencies and litigation . Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Our significant accounting policies are more fully discussed in Form S-4/A filed with the SEC on July 11, 2002. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Our significant accounting policies include:

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2002, the Company’s cash and cash equivalents are deposited with three financial institutions.

EARNINGS PER SHARE AND SUPPLEMENTAL NET LOSS PER SHARE

The Company computes earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share”. Earnings per share is computed both under the basic and dilutive methods. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding Dilutive earnings per share is computed by giving effect to all dilutive potential common share equivalents that were outstanding during the period. Common share equivalents include stock options, warrants, and convertible debentures. There are 3,925,000 stock options and 665,000 warrants outstanding as of September 30, 2002.

Results of Operations

         Set forth below is certain of our selected consolidated financial and operating information for the three and nine months ended September 30, 2002 and the comparable period in 2001, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

	Three Months ended September 30		Nine Months Ended September 30

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
	2002	2001	2002	2001

Total revenue	$1,720	$1,135	$5,262	$3,340
Gross profit	1,087	680	3,337	1,871
Income	143	17	530	325
Earnings per share, basic	0.016	0.002	0.060	0.039
Earnings per share, diluted	0.013	0.002	0.050	0.033

Weighted average shares outstanding
Basic	9,126,263	8,362,146	8,864,999	8,233,479
Diluted	11,013,408	10,103,812	10,508,811	9,975,145

At September 30, 2002

Working Capital	$779
Total Current Assets	3,120
Total Assets	8,618
Stockholders’ Equity	3,881

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Revenues increased to $1,720,419 for the three months ended September 30, 2002 from $1,135,376 for the comparable 2001 period, representing an increase of 51.5%. This increase is primarily due to increased revenues at company-owned physician practices, the management agreement with SpineOne, P.C. in August, 2001 and the addition of four new MedX Direct rehabilitation centers.

         Gross profit increased to $1,086,939 for the three months ended September 30, 2002 from $679,811 for the comparable 2001 period, representing an increase of 59.8%. This increase is also attributed to growth at the existing centers, the SpineOne, P.C. management agreement and the opening of new rehabilitation centers.

         Operating expenses increased by $350,550 to $969,661 for the three months ended September 30, 2002 from $619,111 in the comparable 2001 period, representing an increase of 56.6%. The increase is primarily due to the SpineOne P.C. acquisition, the merger with HelpMate Robotics, Inc., and the staff and overhead expense associated with the addition of a corporate business development office in Boca Raton, FL.

         Interest expense increased by $30,164 as a result of the issuance of $300,000 of convertible debentures in December 2001 and an increase of MedX equipment leases.

         Other income increased to $173,992 for the three months ended September 30, 2002 from $0 in the comparable 2001 period. This increase is attributed to the forgiveness of accrued liabilities for rent at Rothbart Pain Management Centers, which was accrued, but not paid.

         As a result of the above changes, net income was $143,216 for the three months ended September 30, 2002 compared with net income of $16,588 in the comparable 2001 period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Revenues increased to $5,261,802 for the nine months ended September 30, 2002 from $3,340,242 for the comparable 2001 period, representing an increase of 57.5%. This increase is primarily due to increased revenues at company-owned physician practices, the management agreement with SpineOne, P.C. in August, 2001 and the addition of four new MedX Direct rehabilitation centers.

         Gross profit increased to $3,336,819 for the nine months ended September 30, 2002 from $1,870,536 for the comparable 2001 period, representing an increase of 78.3%. This increase is also attributed to the SpineOne, P.C. management agreement.

         Operating expenses increased by $1,094,167 to $2,504,645 for the nine months ended September 30, 2002 from $1,410,478 in the comparable 2001 period, representing an increase of 77.5%. The increase is primarily due to the SpineOne P.C. acquisition, the merger with HelpMate Robotics, Inc., and the staff and overhead expense associated with the addition of a corporate business development office in Boca Raton, FL.

         Interest expense increased by $67,982 as a result of the issuance of $300,000 of convertible debentures in December 2001, and an increase of MedX Direct equipment leases.

         Other income increased to $173,992 for the nine months ended September 30, 2002 from $0 in the comparable 2001 period. This increase is attributed to the forgiveness of accrued liabilities for rent at Rothbart Pain Management Centers, which was accrued, but not paid.

         As a result of the above changes, net income was $529,854 for the nine months ended September 30, 2002 compared with net income of $324,580 in the comparable 2001 period.

         Actual revenues for the three months ended September 30, 2002 were $1,720,419 and were derived from the following sources:

Government	$418,180	24.3%
Private Insurance	$285,898	16.6%
Personal Injury	$204,214	11.9%
Workers Compensation	$163,370	9.5%
Management Fees	$648,757	37.7%

         Actual revenues for the nine months ended September 30, 2002 were $5,261,802 and were derived from the following sources:

Government	$1,288,994	24.5%
Private Insurance	$895,359	17.0%
Personal Injury	$639,542	12.2%
Workers Compensation	$511,633	9.7%
Management Fees	$1,926,274	36.6%

LIQUIDITY AND CAPITAL RESOURCES ON SEPTEMBER 30, 2002 AND 2001

         Cash amounted to $761,170 at September 30, 2002, compared to $344,655 at September 30, 2001. The net cash generated in operations was $239,841 for the nine months ended September 30, 2002, compared to operations using $(351,536) for the comparable period in 2001.

         Cash used in investing activities was $(1,048,490) for the nine months ended September 30, 2002 compared with a use of $(367,299) in the comparable 2001 period. This increase is primarily due to the increase in MedX equipment purchased for the orthopedic rehabilitation centers opened.

         Cash provided from financing activities was $1,225,164 for the nine months ended September 30, 2002 compared with $780,398 from financing activities in the comparable 2001 period. The financing activity in 2002 was the result of the proceeds of a convertible preferred stock offering whose shares were subsequently converted to common stock, an increase in capital leases on the MedX equipment purchased and an increase in notes payable.

         Management believes the current cash position, together with the expected earnings of the Company will be sufficient to provide the Company with capital sufficient to fund working capital needs for 2003. However, it may be necessary, in order to expand the business and consummate acquisitions that additional capital be raised. If the Company needs to raise additional capital, there can be no assurance that such funds will be available, or if available will be sufficient in the near term or that future funds will be sufficient to meet growth. In the event of such developments, attaining financing under such conditions may not be possible, or even if such funds are available, the terms on such capital may be available but not commercially feasible or advantageous.

RISK FACTORS

Special Note Regarding Forward-Looking Statements and Risk Factors

         Certain statements in this Form 10-QSB contain forward-looking statements. Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as may, will, expects, should, believes, plans, anticipates, estimates, predicts, potential, or continue, and any other words of similar meaning.

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

         The Company expects to increase its spending significantly as it continues to expand its product and service offerings and commercialization activities. The Company will be dependent, in part, on the return of the market for medical products and services. As a result, the Company will need to generate significant revenues in order to continue to grow its business and become profitable.

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

THE COMPANY WILL HAVE LIMITED CAPITAL AND WILL REQUIRE ADDITIONAL CAPITAL TO EXECUTE ITS BUSINESS PLAN

         Management believes that the Company’s cash reserves will be sufficient to support its operations through fiscal 2003, without any additional fundraising. The Company’s future need for capital will depend on a number of factors, including the level of marketing activities, the amount of funding required to establish a network of minimally invasive spinal surgery and pain management clinics by purchasing, owning, establishing and expanding certain assets used in minimally invasive spine surgery and pain management; managing and developing spine treatment and pain management clinics, diagnostic and rehabilitation services and outpatient surgery facilities; and provide non-professional support services, facilities, equipment, non-professional personnel, supplies and non-professional support staff to medical practices.

         Additional financing will be required to execute the growth strategy of the Company, which is to open additional orthopedic rehabilitation centers. For each new orthopedic rehabilitation center, the Company will need approximately $50,000 in working capital per center. It is estimated that the Company will open 12 new orthopedic rehabilitation centers in 2003. Therefore, the Company will need approximately $600,000 in capital to execute its growth strategy. In addition, the acquisition agreements with the sellers of the Company’s two primary operating units prevent the Company from up-streaming any excess cash from these operating units until such time as the debentures issued in connection with these acquisitions have been paid or otherwise converted to common stock.

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

         To date, the Company has experienced no difficulties in attracting key personnel and has been able to retain all such key personnel, saving Stanley Swartz whose employment agreement was not renewed. The Company does not believe that the loss of Mr. Swartz’s services will have a material adverse effect on the Company’s business. To the best of the Company’s knowledge and belief, there are no other key personnel that are planning to retire or leave the Company in the near future.

GROWTH STRATEGY MAY NOT PROVE VIABLE AND EXPECTED GROWTH AND VALUE MAY NOT BE REALIZED.

•	Establishment of Pain Management Centers

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

•	Growth Through Acquisitions

         The Company intends to grow through acquisitions. There can be no assurance that suitable acquisitions will be available or that acquisitions can be negotiated on acceptable terms, or that the operations of acquired businesses can be integrated effectively into the operations of the Company. Competition for suitable acquisition candidates is expected to be intense and many of the Company’s competitors will have greater resources than the Company. The failure of the Company to implement its acquisition strategy could have a material adverse effect on the Company’s expected financial performance and, moreover, the attendant risks of expansion could also have a material adverse effect on the Company’s business.

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

INDEMNITY RISKS ASSOCIATED WITH AOSF MERGER COULD BE SIGNIFICANT

         In the merger agreement dated January 1, 2001 between PainCare and Advanced Orthopedics of South Florida, Inc. (“AOSF”), PainCare agreed to limit the indemnification of the former stockholder of AOSF to a period of one year after closing and limit the amount of such shareholder’s potential exposure. As of the end of the one-year period (December 31, 2001), no indemnity claims were made by PainCare against the former shareholder. As a result, PainCare no longer has any rights of indemnity against such shareholder and therefore will be fully responsible for satisfying any claims. No claims have been filed as of this date. In addition, PainCare agreed to indemnify the shareholder of AOSF against certain claims regarding the tax treatment of the transaction. In the event that claims are made against AOSF or PainCare, the Company could be adversely affected.

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

SUCCESS OF BUSINESS STARTEGY IS DEPENDANT ON MARKET ACCEPTANCE

THE COMPANY HAS LIMITED MARKETING AND SALES CAPABILITY WHICH COULD ADVERSELY AFFECT ITS GROWTH PLANS

         The Company has limited internal marketing and sales resources and personnel. In order to effectively market any services, the Company will have to develop a marketing and sales force with technical expertise and distribution capability (or out-source such duties to independent contractors). There can be no assurance that the Company will be able to establish sales and distribution capabilities or that the Company will be successful in gaining market acceptance for any services it may develop. There can be no assurance that the Company will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with payors will be available on terms commercially reasonable to the Company, or at all, or that the Company’s marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on the Company’s business, financial condition, cash flows, and results of operations.

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

CONTROL BY MANAGEMENT WILL LIMIT THE ABILITY OF OTHER SHAREHOLDERS TO HAVE ANY INFLUENCE ON THE OPERATION OF THE COMPANY’S BUSINESS

         Officers and Directors of the Company and its subsidiaries hold common shares which represent approximately 44% of the outstanding shares entitled to vote on matters presented to stockholders of the Company. Management of the Company will therefore have a significant influence on the Company. See “Voting Securities and Principal Stockholders.”

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

FAILURE TO OBTAIN MANAGED CARE CONTRACTS AND LEGISLATIVE CHANGES COULD ADVERSELY AFFECT BUSINESS

         There can be no assurance that the Company will be able to obtain managed care contracts. The future inability of the Company to obtain managed care contracts in its markets could have a material adverse effect on its business, financial condition or results of operation. In addition, federal and state legislative proposals have been introduced that could substantially increase the number of Medicare and Medicaid recipients enrolled in HMOs and other managed care plans. the Company will derive, a substantial portion of its revenue from Medicare and Medicaid. In the event such proposals are adopted, there can be no assurance that the Company will be able to obtain contracts from HMOs and other managed care plans serving Medicare and Medicaid enrollees. Failure to obtain such contracts could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

         The Company believes that trends in cost containment in the health care industry will continue to result in reductions from historical levels in per-patient revenue. The federal government has implemented, through the Medicare program, the resource-based relative value scale (“RBRVS”) payment methodology for physicians’ services. The RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. To date, the implementation of RBRVS has reduced payment rates for certain of the procedures historically perform by the Company’s affiliated physicians. There can be no assurance that any reduced operating margins could be recouped by through cost reductions, increased volume, and introduction of additional procedures or otherwise.

         Rates paid by non-governmental insurers, including those that provide Medicare supplemental insurance, are based on established physician, ambulatory surgery center and hospital charges, and are generally higher than Medicare payment rates. A change in the makeup of the patient mix of the Company’s ancillary services that results in a decrease in patients covered by private insurance or a shift by private payors to RBRVS or similar payment structures could adversely affect the Company’s business, financial condition and results of operations.

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

         The laws of many states prohibit physicians from splitting fees with non-physicians (or other physicians) and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. the Company’s business operations have not been the subject of judicial or regulatory interpretation; thus, there can be no assurance that review of the Company’s business by courts or regulatory authorities will not result in determinations that could materially adversely affect its operations of the Company, or that the healthcare regulatory environment will not change so as to restrict the Company’s operations or their expansion. In addition, the regulatory framework of certain jurisdictions may limit the Company’s expansion into such jurisdictions if they are unable to modify their operational structure to conform to such regulatory framework.

•	The Company May Face Increased Scrutiny by Medicare and Medicaid

         Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return or, or in order to induce: (i) the referral of a person in connection with the provision of medical services; (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare and Medicaid programs; and (iii) the purchase, lease, order, arranging or recommending of any items or service reimbursable under Medicare or Medicaid (the “Anti-Kickback Law”). Pursuant to the Anti-Kickback Law, the federal government has announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to Medicare costs. The applicability of this policy to many business transactions in the health care industry will be subject to continuing judicial and regulatory interpretation. Although the Company believes its operations and structure do not violate the Anti-Kickback Law, there can be no assurance that its activities will not be challenged by regulatory authorities. If such a challenge were successful, it could have a material adverse effect on the business, financial condition and results of operations of the Company. Noncompliance with the Anti-Kickback Law can result in exclusion from Medicare and Medicaid programs and civil and criminal penalties.

ITEM 3. CONTROLS AND PROCEDURES

         The Company’s Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

         During the quarter ended September 30, 2002, our wholly-owned subsidiary, PainCare, Inc., sold to certain accredited investors approximately 10 units of its Series A, 8% Senior Convertible Preferred Stock for $507,600 consisting of approximately 2,030 shares of its Series A, 8% Senior Convertible Preferred Stock. In accordance with the conversion privileges provided and exercised by certain of these investors, the Company issued 1,012,353 shares of its common stock in exchange for the Preferred Stock. The Company paid no commissions with respect to these transactions.

         In connection with these transactions we relied on the exemption from registration provided by Rule 506, Regulation D and Section 4(2) of the Securities Act. We believe that all of the purchasers were "Accredited Investors". All of the purchasers represented that they were acquiring the shares for investment purposes, and the certificates issued were appropriately restricted.

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

HelpMate Robotics Inc.
Date: November 6, 2002	/s/ RANDY A. LUBINSKY

Randy A. Lubinsky, Chairman, Chief Executive Officer

Date: November 6, 2002	/s/ MARK SZPORKA

Mark Szporka Chief Financial Officer