Form 10KSB
period 2002-12-31
PAINCARE HOLDINGS INC
filed 2003-03-24
CIK 1003472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

        For the transition period from                 to
                                       ---------------    ---------------

                             Commission file number:

                             PAINCARE HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 Florida                                      06-1110906
  (State or other jurisdiction of incor-                   (I.R.S. Employer
poration or organization)                               Identification Number)

       37 N. ORANGE AVENUE, SUITE 500
              ORLANDO, FLORIDA                                   32801
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (407) 926-6615

                             HelpMate Robotics, Inc.

                                   Connecticut
                         (State or other jurisdiction of
                         incorporation or organization)

          Shelter Rock Lane, Danbury, Connecticut 06810: (203) 798-8988
           (Former name, former address, if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 29.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the year ended December 31, 2002 were $7,497,942.

As of March 19, 2003, the aggregate market value of the voting and non-voting common equity of the Registrant based upon the last sale price of $1.45 for such common stock as quoted by the NASDAQ Over-The-Counter Bulletin Board (symbol "PANC") held by non-affiliates of the Registrant was approximately $20,549,289.

As of March 19, 2003, there were 18,125,437 shares of the common stock of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The description in this Report relating to the contents of any agreements or other documents are qualified in their entirety by reference to those documents, copies of which are filed with this Report or otherwise filed with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "EXPECT," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR THE NEGATIVE THEREOF, OR OTHER VARIATIONS THEREOF AND WHICH ARE THUS PROSPECTIVE. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES, CHANGING ECONOMIC CONDITIONS, FACTORS DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND OTHER FACTORS, SOME OF WHICH WILL BE OUTSIDE THE CONTROL OF MANAGEMENT. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. READERS SHOULD REFER TO AND CAREFULLY REVIEW THE INFORMATION DESCRIBED IN FUTURE DOCUMENTS THE COMPANY FILES WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                TABLE OF CONTENTS

PART I......................................................................   1

   Item 1.  Description of Business.........................................   1
   Item 2.  Description of Property.........................................  11
   Item 3.  Legal Proceedings...............................................  11
   Item 4.  Submission of Matters To A Vote of Security Holders.............  11

PART II.....................................................................  13

   Item 5.  Market for Common Equity and Related Stockholder Matters........  13
   Item 6.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................  15
   Item 7.  Financial Statements............................................  28
   Item 8.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.........................................  28

PART III....................................................................  29

   Item 9.  Directors, Executive Officers, Promoters and Control Person.....  29
   Item 10. Executive Compensation..........................................  33
   Item 11. Security Ownership of Management and Principal Stockholders.....  36
   Item 12. Transactions with Management and Other Related Parties..........  38
   Item 13. Exhibits and Reports on Form 8-K................................  39
   Item 14. Controls and Procedures.........................................  40

SIGNATURES..................................................................  41

PART F/S.................................................................... F-1

                                     PART I

Item 1. Description of Business

Overview

          PainCare Holdings, Inc. (the "Company" or "PainCare") is a high-tech health care services company that provides pain management, minimally invasive spine surgery and orthopedic rehabilitation services to patients seeking pain relief. The Company has developed its "Three Pillar" business approach to provide an integrated combination of products and services to patients seeking pain relief through Pain Management technologies, Minimally Invasive Spine Surgery (MIS) and Orthopedic Rehabilitation. MIS or "band-aid" surgery is a specialized surgical technique based on currently available endoscopic technologies, which allows physicians to provide the most technically advanced treatment of back and neck pain in an outpatient environment. Orthopedic Rehabilitation is a comprehensive program that advances functional restoration of the musculoskeletal system utilizing state of the art computerized MedX medical exercise machines.

The Company has two profit centers:

     . We provide a turn-key orthopedic rehabilitation program utilizing MedX equipment for select orthopedic, neurosurgery, physiatry and pain physician practices. We currently have eighteen centers in operation or in the process of being deployed.

     . We acquire or manage highly profitable pain management and orthopedic physician practices to serve as a delivery platform for the companies three integrated musculoskeletal services. We currently own one spine surgery and two pain management practices, and manage a minimally invasive pain procedures practice.

          We began our business in August 2000 through the reorganization of a predecessor corporation. The Company maintains its principal executive offices at 37 N. Orange Avenue, Suite 500, Orlando, Florida 32801. Our telephone number is (407) 926-6615. Our Internet website addresses is as follows:
www.paincareinc.com

Historical Background

               The Company was initially incorporated in State of Connecticut in May, 1984 under the name of HelpMate Robotics, Inc. Prior to the sale of its business in December 1999, HelpMate was primarily engaged in the design, manufacture, and sale of HelpMate's flagship product, the HelpMate's courier system, a trackless robotic courier used primarily in the health care industry to transport materials. On December 30, 1999, HelpMate sold substantially all of its assets to Pyxis Corporation ("Pyxis").

          Following the sale to Pyxis in December 1999, HelpMate's business plan was to effect a business combination with an operating business, which HelpMate believed to have the potential to increase stockholder value.

          On December 20, 2001, HelpMate entered in an Agreement and Plan of Merger with PainCare, Inc., a Nevada corporation (the "Merger Agreement"), which was consummated on July 17, 2002 (the "Merger"). Pursuant to the Merger, PainCare, Inc. became a wholly-owned subsidiary of HelpMate. In connection with the Merger, the shareholders of PainCare, Inc. received voting common stock of HelpMate.

          The Merger was accounted for in accordance with accounting principles generally accepted in the United States. No goodwill or intangibles were recorded because the merger is essentially a recapitalization transaction and has been accounted for in a manner similar to a reverse acquisition, identifying PainCare, Inc. as the accounting acquirer.

          Holders of PainCare, Inc. common stock received shares of HelpMate common stock at a conversion rate of one (1) share of HelpMate common stock for each one share of PainCare, Inc. common stock surrendered. As of the date the Merger was consummated there were 7,555,357 shares of PainCare's common stock issued and outstanding. Holders of PainCare, Inc. options, warrants and other derivatives have the right to exercise those derivatives for HelpMate's common stock.

          HelpMate had 900,122 shares of common stock outstanding as of the date of the Merger. There were no other shares of HelpMate capital stock or derivatives issued or outstanding.

          In summary, PainCare, Inc. security holders received an aggregate of 11,789,816 shares of HelpMate common stock in the merger, or approximately 93% of the issued and outstanding shares of HelpMate common stock, assuming the exercise or conversion of all issued and outstanding PainCare, Inc. stock options, warrants and convertible notes.

          On December 12, 2002, the Company completed the acquisition of the outstanding capital stock of Pain and Rehabilitation Network, Inc., a pain management physician practice headquartered in Orange Park, Florida. The capital stock was acquired from Andrea Trescot, M.D., the sole shareholder. Dr. Trescot had no prior relationships with the Company. The purchase price consisted of $1,000,000 in cash and 1,000,000 shares of the Company's common stock valued at $1.00 per share. The Company may also make additional payments of up to $2,000,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Pain and Rehabilitation Network, Inc. from the proceeds of a debt financing obtained from Arthur J. Hudson, a director of the Company. The terms of the loan from Mr. Hudson require the Company to make monthly interest payments at the annual rate of 8% with the entire principal and unpaid interest due on December 31, 2004. In addition, the Company issued Mr. Hudson a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.70 per share.

Annual Meeting

          On September 27, 2002 the Company filed a Definitive Proxy Statement with the SEC with respect to the solicitation of proxies by the Board of Directors of the Company for use at the Annual Meeting of its stockholders (the "Annual Meeting"), which was held on November 8, 2002. With respect to the proposals set forth in the Proxy Statement, the Company set the record date as of the close of business on October 4, 2002 (the "Record Date") for the determination of stockholders entitled to notice of and to vote at the Annual Meeting. As of the Record Date, there were 8,788,812 shares issued to Company stockholders which were entitled to vote.

          At the Annual Meeting of the Company stockholders, the following matters were approved:

          1. Election of Directors. The board of directors of the Company nominated and the stockholders elected the following individuals to serve on the Company's board until the next annual meeting of the stockholders or until their successors are nominated and appointed:

                                  First Became a       Office Held
Name of Nominee        Age   Director of the Company   with Company
---------------        ---   -----------------------   ------------
Randy Lubinsky          50             2002            Director /CEO
Jay L. Rosen, M.D.      44             2002            Director/President
Mark Szporka            47             2002            Director/CFO
Peter Rothbart, M.D.    64             2002            Director
Merrill Reuter, M.D.    42             2002            Director
Ron Riewold             55             2002            Director
Arthur J. Hudson        51             2002            Director
Robert Fusco            52             2002            Director

          2. Approval of Reincorporation in Florida. The stockholders approved a proposal by the board to change the Company's state of incorporation from Connecticut to Florida. The Reincorporation was effected on November 18, 2002 by merging the Company with and into PainCare Holdings, Inc., a Florida corporation, a corporation formed by the Company for the purpose of the reincorporation.

          As a result of the reincorporation, each outstanding share of HelpMate's common stock has been automatically exchanged for one share of the common stock of PainCare Holdings, Inc.. The Company has ceased to exist as a Connecticut corporation, and PainCare Holdings, Inc. is the continuing or surviving corporation of the reincorporation. Thus, PainCare Holdings, Inc. has succeeded to all of the business and operations, owns all of the assets and other properties and has assumed and become responsible for all of the liabilities and obligations of the combined companies. The Reincorporation, did not involve any change in the business, properties or management of the Company.

          The reincorporated Company's Articles of Incorporation authorizes 75,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of Preferred Stock, par value $0.0001. No shares of any capital stock were issued in connection with the reincorporation.

          Shareholders whose shares of the Company's common stock were freely tradable before the reincorporation now own freely tradable shares of PainCare Holdings, Inc. Similarly, any shareholders holding securities with transfer restrictions before the reincorporation hold shares of PainCare Holdings, Inc. that have the same transfer restrictions.

          The Company continues to be a publicly held company and is now quoted on the OTC Bulletin Board under the symbol "PANC."

          In accordance with accounting principles generally accepted in the United States, the reincorporation has been accounted for as a reorganization of entities under common control and recorded at historical cost.

          Florida law differs in certain respects from Connecticut law. For a discussion of these differences, prospective investors are urged to review the Company's Proxy Statement.

          3. Approval of Name Change of Helpmate Robotics, Inc. to PainCare Holdings, Inc. While the stockholders also approved an amendment to the Company's Certificate of Incorporation for the purpose of changing the name of the Company from HelpMate Robotics, Inc. Inc. to PainCare Holdings, Inc., this matter became moot as a result of the approval of the Company's stockholders of the reincorporation of the Company in the State of Florida with the attendant name change as noted above.

          4. Amendment to Increase the Number of Authorized Common Stock to 75,000,000 and to Add a Class of Stock. Likewise, the stockholders also approved an amendment to the Company's Certificate of Incorporation to authorize an increase from 40,000,000 shares of common stock to 75,000,000 shares of common stock, no par value and to authorize up to 10,000,000 shares of common stock, no par value. However, this matter became moot as a result of the approval of the Company's stockholders of the reincorporation of the Company in the State of Florida with the attendant change in capital structure as noted above.

          5. Ratification of Parks, Tschopp, Whitcomb, and Orr as Our Auditors. Parks, Tschopp, Whitcomb, and Orr was engaged on August 6, 2002 following the merger with PainCare, Inc. as the Company's independent certified public accountants. As recommended by the board, the stockholders of the Company ratified and approved Parks, Tschopp, Whitcomb, and Orr as the Company's auditors.

Our Business

          The Company has been reorganized for the purpose of establishing a North American network of pain management, minimally invasive surgery and orthopedic rehabilitation centers. The Company has developed its "Three Pillar" business approach to provide an integrated combination of products and services to patients seeking pain relief through Company Management technologies, Minimally Invasive Spine Surgery (MIS) and Orthopedic Rehabilitation. MIS or "band-aid" surgery is a specialized surgical technique based on currently available endoscopic technologies, which allows physicians to provide the most technically advanced treatment of back and neck pain in an outpatient environment. Orthopedic Rehabilitation is a comprehensive program that advances functional restoration of the musculoskeletal system utilizing state of the art computerized MedX medical exercise machine

          It is the intention of management that the PainCare's Pain Management and Orthopedic Centers will specialize in the full spectrum of diagnosis and treatment of pain, with a concentration on chronic back and neck pain. The basic premise, after accurate diagnosis, is to establish the least invasive course of treatment possible. A common cause of persistent back pain is disc herniation. The Company's management believes that many herniated discs can be easily treated on an outpatient basis with minimally invasive surgery ("MIS"). Unfortunately, spine surgeons not trained in this procedure often resort to more invasive back surgery. This adds anxiety and potentially frightens away qualified patients in need of surgery. Patients visiting a

PainCare Center will know, in advance, that participating physicians will avoid major surgery whenever possible while providing the latest treatment techniques in pain management, thus immediately relieving their level of anxiety.

          The Company has packaged a broad spectrum of pain management treatments and therapies in its Pain Management and Orthopedic Centers. MIS surgical procedures are revenue producing, cost effective, profitable, and very time efficient. Management believes that by establishing a chain of Pain Management and Orthopedic Centers that provide minimally invasive spinal surgery and orthopedic rehabilitation services, it will generate significant new revenues and be highly profitable. This multidisciplinary approach is very appealing to:

               .    Patients, due to its non-threatening and effective approach;
               .    Insurance companies, because MIS reduces costs;
               .    Physicians, due to its potential to significantly increase their net income; and
               .    Investors, because of its innovative approach and its
                    profitability.

Industry Background

          The Company believes that overall healthcare expenditures will continue to increase with the aging of the population and the extension of healthcare coverage to previously uninsured groups. In recent years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost containment measures to limit the growth of healthcare expenditures. These cost containment measures, together with technological advances, have resulted in a significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost effective alternatives, including outpatient surgery, pain management, and minimally invasive spine surgery.

          Managed care organizations, with significant numbers of covered lives, are seeking to direct large numbers of patients to high quality, low cost providers and provider groups. In order to compete for the growing number of managed care patients, some hospitals, physicians, and other providers, including alternate site outpatient providers, are forming integrated delivery systems or provider joint ventures. Management believes that its business model fits well within this system, with its proposed multidisciplinary practice approach, its joint venture relationships with existing surgery and MRI centers, and its cost effective and efficient new surgical and treatment techniques.

          Pain management has been quite varied throughout the years, including such treatment courses as medication, exercise, physiotherapy, chiropractic manipulation, and surgery. If surgery is indicated, traditional methods have involved a major traumatic procedure, including a long and expensive stay in a hospital plus a lengthy and painful recuperation. This fragmented approach has caused inconsistent results, and has created a sense of anxiety and apprehension among many patients regarding the direction to take for diagnosis and treatment. Therefore, many patients prefer the least invasive and painful course, avoid surgery, or manage their pain independently. Many continue to live with pain rather than undergoing major back surgery. This concern appears to be changing with the growing acceptance of Minimally Invasive Spine Surgery.

          According to Stifel, Nicolaus & Company, Inc., in 1998 an estimated 816,000 spinal surgeries were performed in the U.S., creating a potential market of approximately 408,000 MIS procedures. The number of outpatient spinal surgeries is not available but management of the Company believes that the total outpatient surgery is increasing significantly. Management also believes that the number of outpatient MIS procedures will continue to increase significantly in the future.

          Management of the Company believes that the number of outpatient procedures will increase along with the expected increase in the number and use of outpatient surgery centers. The ratio of procedures performed in these freestanding surgery centers is expected to increase due to their greater convenience and the continuing pressure by payers to reduce cost.

          Due to market and demographic changes in the fields of Anesthesiology, Neurology and Orthopedic Surgery, the experience of the management of the Company reflects that physician salaries have remained stagnant or have decreased. Management believes that this, in turn, has resulted in an increased interest in pain treatment, as a means of revenue enhancement in these specialties.

          Pain medicine has long been the province of the specialty of Anesthesiology. As a result of this, the majority of pain treatment centers or clinics are run by Anesthesiologists.

          Nationally, modest growth in the number of pain centers occurred until the mid-1980's, and even at the present time, the overwhelming majority of pain centers were located within hospitals and outpatient centers. However, the pain medicine marketplace is experiencing substantial growth as evidenced by the continual media attention given to this topic. With the introduction of safer anti-convulsant medications, safer anti-depressants, and improved intervention procedures, management believes that the practice of Pain Medicine is maturing rapidly into an important, if not essential component to the delivery of basic medical services.

Company Products and Services

          Minimally Invasive Spine Surgery (MIS)

          MIS responds to the market demand with an effective and less traumatic alternative treatment. It is frequently performed as an ambulatory procedure at an outpatient surgery center, requiring only a local or light general anesthetic. There is only a tiny incision, usually requiring only local anesthetic, with the entire procedure being performed through a small sleeve. Micro-spinal discectomy instruments, a high tech endoscope and a laser probe are inserted into the sleeve, under fluoroscopic x-ray guidance, during surgery. Part of the disc is cut and removed, relieving the pressure on the nerve root causing the pain. Then the affected disc is shrunk and tightened with the laser. The actual operating time is approximately 30-45 minutes per disc, considerably less than traditional surgery.

          The benefits of this mode of treatment over traditional open disc surgery are many. The patient experiences decreased anxiety from not having to undergo major surgery. The risks associated with major surgery are potentially reduced. The surgery is relatively quick and effective, often resulting in immediate relief of pain. There is minimal surrounding tissue damage as compared to traditional open surgery, and nerve pain is often reduced. The patient is often able to walk out of the outpatient surgery center, and to return to normal activities within a short period of time, and without significant pain. Finally, it is cost effective, with the entire procedure costing up to

40% less than that of traditional open disc surgery. MIS is a new technique that seeks to maximize patient and payer satisfaction, with a reduction of residual symptoms.

          Orthopedic Rehabilitation

          It is anticipated that PainCare's Orthopedic Rehabilitation program will provide advanced testing, strengthening and rehabilitation utilizing state of the art MedX equipment. Medical outcomes data along with extensive research performed both clinically and academically demonstrate the efficacy of the MedX technology for the rehabilitation of soft-tissue injuries. MedX has committed to provide to PainCare Management Services, Inc., pursuant to a lease agreement, MedX equipment for 15% of the net revenues of PainCare Management Services, Inc. The program will increase strength, range of motion, decrease or eliminate pain and increase functional abilities, thus enhancing quality of life. The equipment will be utilized in PainCare's Pain Management and Surgery Centers. In addition the program will be offered to select orthopedic surgeon practices on a turnkey basis.

"Three Pillars" of Expanded Ancillary Services

          By providing Pain Management, Orthopedic Rehabilitation and developing the MIS technology within each Center, the Company anticipates expanding through organic growth the existing billable practice revenues. The Company's model is based on the "Three Pillars" of expanded services. Within this model, the Company has identified three profitable outpatient services that are typically referred to providers outside of the private physician's practice. The Company model incorporates these services, and their additional revenues, into the practice structure to significantly increase profits. The Company's Three Pillar Model includes:

               .    Pain Management
               .    Orthopedic Rehabilitation
               .    Minimally Invasive Surgery

          Within this service delivery structure, the practice will be able to bill for the facility charges in addition to the customary professional services of a medical/surgical practice when combined with an out-patient surgery center. Likewise, the expansion of practice specialties will be evaluated and implemented as appropriate to potentially include an additional spine surgeon, internist/GP, neurologist, pain specialist, physiotherapist, and others. These will also contribute to potential increases in practice revenues.

Sales and Marketing

          The Company has limited internal marketing and sales resources and personnel. In order to market any services it may develop, the Company will have to develop a marketing and sales force with technical expertise and distribution capability (or out source such duties to independent contractors). There can be no assurance that the Company will be able to establish sales and distribution capabilities or that the Company will be successful in gaining market acceptance for any services it may develop. There can be no assurance that the Company will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with payors will be available on terms commercially reasonable to the Company, or at all, or that the Company's marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations.

Product Development

          New advances in technologies and anesthesia have opened the doors to develop new techniques, such as MIS and pain management, allowing them to be performed in more accommodating and cost effective settings such as outpatient freestanding facilities. Lasers, fiberoptic endoscopes, real time x-ray visualization, digital photography, micro-surgical instruments, and advanced video monitoring have reduced the trauma and recovery time of these once major surgical procedures. Improved anesthesia has shortened recovery time by maximizing the use of local anesthesia and minimizing post-operative side effects such as nausea and drowsiness, thereby in many instances avoiding the need for overnight hospitalization. With MIS, the surgical procedure is often significantly reduced, and the recovery period is minimized due to limited trauma and the primary use of local anesthesia. Patients are usually able to walk out of the facility within approximately one to two hours after the completion of surgery. Many even go out for dinner the evening of surgery.

Competition

          Minimally invasive spinal surgery and pain management are relatively recent and evolving specialties and techniques, with few well trained physicians having the expertise to perform the procedures. There are, to the Company's knowledge, only two large networks, HealthSouth, Inc. and U.S. Physical Therapy, Inc., dedicated primarily to MIS, orthopedic rehabilitation and pain management, although numerous companies compete in one or more segments of the Company's business.

Employees

          As of March 20, 2003, the Company and its subsidiaries employed 114 persons, of which 94 are full time and 20 are licensed physicians.

          The Company's ability to provide its services is dependent upon recruiting, hiring, and retaining qualified technical personnel. To date, the Company has been able to recruit and retain sufficient qualified personnel. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Regulatory Environment

          A substantial portion of the Company's business operations including its corporate offices are located in Florida. Florida's prohibition on self-referrals, Fla. Stat. (S)455.654 ("Self-Referral Act"), prohibits health care providers from referring patients, regardless of payment source (not just Medicare and Medicaid beneficiaries), for the provision of certain designated health services ("Florida Designated Health Services") to an entity in which the health care provider is an investor or has an investment interest. Under the Self-Referral Act, Florida Designated Health Services are defined as clinical laboratory, physical therapy, and comprehensive rehabilitative, diagnostic-imaging and radiation therapy services. The Company plans to purchase and currently operates facilities that provide some or all of these Florida Designated Health Services. All health care products and services not considered Florida Designated Health Services are classified as "other health services." The Self-Referral Act also prohibits the referral by a physician of a patient for "other health services" to an entity in which that physician is an investor, unless (i) the physician's investment interest is in the registered securities of a publicly traded corporation whose shares are traded on a national exchange or over-the-counter market and which has net equity at the end of its most recent fiscal quarter in excess of $50,000,000; or
(ii) the physician's investment interest is in an entity whereby (a) no more than 50% of the value of the investment interests in the entity may be held by investors who are in a position to make referrals to the entity; (b) the terms under which an investment interest is offered must be the same for referring investors and non-referring investors; (c) the terms under which an investment interest is offered may not be related to the investor's volume of referrals to the entity; and (d) the investor must not be required to make referrals or be in the position to make referrals to the entity as a condition for becoming or remaining an investor.

          Entities that meet either exception must also (i) not lend to or guarantee a loan to an investor who is in a position to make referrals if the investor uses any part of that loan to obtain the investment interest, and (ii) distribute profits and losses to investors in a manner that is directly proportional to their capital investment.

          The Self-Referral Act excludes from the definition of "referral" certain services provided by specific health care providers such as referrals by a cardiologist for cardiac catheterization services. There are, however, no assurances that the definition of what constitutes a referral will remain in place.

          The definition of referral also excludes services by a health care provider who is a sole provider or member of a group practice that are provided solely for the referring health care provider's or group practice's own patients. Physician investors cannot refer to the Company for Florida Designated Health Services based upon this exception under the Self-Referral Act because the Company does not provide Florida Designated Health Services solely for the referring physician's or his or her group practices own patients. So long as physician investors do not refer to the Company for Florida Designated Health Services, the Company believes it will be in compliance with the Self-Referral Act. Although the Company will have mechanisms in place to monitor referrals from physician investors, it is the responsibility of the physician investors to comply with the Self-Referral Act and there can be no assurances that physician investors will comply with such law. Violations thereof could adversely affect the Company, as well as result in regulatory action against it.

          The Self-Referral Act also imposes certain disclosure obligations on the Company and physician investors that are referring physicians. Under the Self-Referral Act, a physician may not refer a patient to an entity in which he or she is an investor, even for services that are not Florida Designated Health Services, unless, before doing so, the patient is given a written statement disclosing, among other things, the physician's investment interest in the entity to which the referral is made. The Self-Referral Act also imposes disclosure obligations on the entities to which physician investors refer patients. Appropriate disclosures will be required for physician investors. It is the responsibility of any referring physician investor to comply with such statutes, regulations and professional standards. However, this law may discourage certain physician investors from making referrals to the Company or encourage patients to choose alternative health care providers. In addition, the violation thereof could adversely affect the Company, as well as result in regulatory action against it.

          The Federal statute relating to self-referrals, 42 USC (S)1395 nn (the "Stark Law"), restricts the ability of a physician to refer patients for the furnishing of certain designated health services ("Designated Health Services") to health care entities when the physician (or immediate family member) has a financial relationship, directly or indirectly, with the entity receiving the referral. Moreover, the entity may not present or cause to be presented a claim or bill for the Designated Health Services, either to the Medicare or Medicaid programs or any other individual or third-party payor. The financial relationship may be either an investment interest (either equity or debt) or a compensation arrangement. Designated Health Services for purposes of the Stark Law include: (i) clinical laboratory services, (ii) physical therapy services,
(iii) occupational therapy services, (iv) radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services,
(v) radiation therapy services and supplies, (vi) durable medical equipment and supplies, (vii) parenteral and enteral nutrients, equipment, and supplies,
(viii) prosthetics, orthotics, and prosthetic devices and supplies, (ix) home health services, (x) outpatient prescription drugs, and (xi) inpatient and outpatient hospital services.

          There are exceptions to the Stark Law that apply (i) to both ownership or investment interests and compensation arrangements, (ii) only to ownership or investment interests, or (iii) only to compensation arrangements. The current structure of the Company will not meet any of the exceptions to permit a physician investor's referral for Designated Health Services. Therefore, physician investors cannot refer to the Company for Designated Health Services. Although the Company will have mechanisms in place to monitor referrals from physician investors, it is the responsibility of physician investors to comply with the Stark Law and no assurance can be given that physician investors will comply with such law.

          Two of the exceptions that protect only compensation arrangements are for employees and personal services, and their requirements are similar to the Safe Harbor requirements discussed above. However, unlike the Safe Harbors to the Anti-Kickback Law, the exceptions to the Stark Law must be complied with fully. The Company believes it currently meets the requirements of both of these exceptions.

          Notwithstanding the Company's belief that it currently is in compliance with the Stark Laws, no assurance can be given that a federal agency charged with enforcement and/or interpreting the Stark Law, or a private party, might not successfully assert a contrary position, or that future federal statutes, regulations, administrative interpretations and/or judicial decisions would cause an investor's referral to be prohibited, or result in the imposition of penalties on the Company or investors. Even the assertion of a violation could have a material adverse effect upon the financial condition and results of the operation of the Company.

          Violations of the Florida and Federal self-referral laws may result in substantial civil penalties and administrative sanctions for individuals or entities, including exclusion from participation in the Medicare and Medicaid programs, as well as the suspension or revocation of a physician's license to practice medicine and surgery in Florida. Such sanctions, if applied to the Company or any of its physician investors, would result in significant loss of reimbursement and could have a material adverse effect on the Company.

          Florida also has a criminal prohibition regarding the offering, soliciting, or receiving of remuneration, directly or indirectly, in cash or in kind, in exchange for the referral of patients (the "Patient Brokering Act"). One of the exceptions to this prohibition is for business and compensation arrangements that do not violate the Anti-Kickback Law. Accordingly, so long as the Company is in compliance with the Anti-Kickback Law, then it will be in compliance with the Patient Brokering Act.

          An Advisory Opinion procedure similar to that discussed above and the Declaratory Statement procedure also are available for parties seeking guidance as to whether a specific transaction violates the Stark Law or the Self-Referral Act, as the case may be. Potential investors should be aware that the Company does not intend to seek the guidance available under either of these procedures.

Item 2. Description of Property

          The Company leases approximately 1,200 square feet of office space in Orlando, Florida for its corporate offices at an average monthly net rent of $3,908 over the term of the lease. The lease expires in February 2004. Rothbart Pain Management Clinic Inc. leases approximately 7,055 square feet of space in Toronto, Canada that expire in 2003 and has a net monthly rental of approximately $7,900. Advanced Orthopedics of South Florida, Inc. leases approximately 5,900 square feet of space in Lake Worth, Florida under three separate leases which expire at different dates ranging from 2003 to 2007. The leases have a total net monthly rental of approximately $9,200. In connection with the acquisition of Pain and Rehabilitation Network, Inc., the Company leases approximately 6,067 square feet of space in Orange Park, Florida and has a net monthly rental of approximately $7,838. The lease expires in 2013.

Item 3. Legal Proceedings

          Neither the Company, nor any of its subsidiaries are a party to any legal action or proceeding which would have a material adverse effect on its business or results of operation.


Item 4. Submission of Matters To A Vote of Security Holders

          On September 27, 2002 the Company filed a Definitive Proxy Statement with the SEC with respect to the solicitation of proxies by the Board of Directors of the Company for use at the Annual Meeting of its stockholders (the "Annual Meeting"), which was held on November 8, 2002. With respect to the proposals set forth in the Proxy Statement, the Company set the record date as of the close of business on October 4, 2002 (the "Record Date") for the determination of stockholders entitled to notice of and to vote at the Annual Meeting. As of the Record Date, there were 8,788,812 shares issued to Company stockholders which were entitled to vote.

          At the Annual Meeting of the Company stockholders, the following matters were approved:

    Vote 1: Election of Directors. The board of directors of the Company nominated and the stockholders elected the following individuals to serve on the Company's board until the next annual meeting of the stockholders or until their successors are nominated and appointed:

NAME                        SHARES FOR       SHARES AGAINST         ABSTAIN
----                        ----------       --------------         -------

                        Proxy   In Person   Proxy   In Person   Proxy  In Person

Randy Lubinsky         7,155,380     0      3,518        0        0         0

Mark Szporka           7,155,380     0      3,518        0        0         0

Dr. Jay Rosen          7,155,380     0      3,518        0        0         0

Dr. Peter Rothbart     7,155,380     0      3,518        0        0         0

Dr. Merrill Reuter     7,155,380     0      3,518        0        0         0

Ronald Riewold         7,155,380     0      3,518        0        0         0

Arthur J. Hudson       7,155,380     0      3,518        0        0         0

Robert Fusco           6,789,774     0      3,992                346

    Vote 2: Approval of Reincorporation in Florida. The stockholders approved a proposal by the board to change the Company's state of incorporation from Connecticut to Florida as follows:

SHARES FOR:  Proxy: 5,879,427     SHARES AGAINST:  Proxy: 121,807
             In Person: 0                          In Person: 0

ABSTAIN:     Proxy: 1,970
             In Person: 0

          The Reincorporation was effected on November 18, 2002 by merging the Company with and into PainCare Holdings, Inc., a Florida corporation, a corporation formed by the Company for the purpose of the reincorporation.

          As a result of the reincorporation, each outstanding share of HelpMate's common stock has been automatically exchanged for one share of the common stock of PainCare Holdings, Inc. The Company has ceased to exist as a Connecticut corporation, and PainCare Holdings, Inc. is the continuing or surviving corporation of the reincorporation. Thus, PainCare Holdings, Inc. has succeeded to all of the business and operations, owns all of the assets and other properties and has assumed and become responsible for all of the liabilities and obligations of the combined companies. The Reincorporation, did not involve any change in the business, properties or management of the Company.

          The reincorporated Company's Articles of Incorporation authorizes 75,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001. No shares of any capital stock were issued in connection with the reincorporation.

          Shareholders whose shares of the Company's common stock were freely tradable before the reincorporation now own freely tradable shares of PainCare Holdings, Inc. Similarly, any shareholders holding securities with transfer restrictions before the reincorporation hold shares of PainCare Holdings, Inc. that have the same transfer restrictions.

          The Company continues to be a publicly held company and is now quoted on the OTC Bulletin Board under the symbol "PANC."

          In accordance with accounting principles generally accepted in the United States, the reincorporation has been accounted for as a reorganization of entities under common control and recorded at historical cost.

    Vote 3: Approval of Name Change of Helpmate Robotics, Inc. to PainCare Holdings, Inc. While the stockholders also approved an amendment to the Company's Certificate of

Incorporation for the purpose of changing the name of the Company from HelpMate Robotics, Inc. Inc. to PainCare Holdings, Inc., this matter became moot as a result of the approval of the Company's stockholders of the reincorporation of the Company in the State of Florida with the attendant name change as noted above.

SHARES FOR:  Proxy: 7,155,139     SHARES AGAINST:  Proxy: 1,982
             In Person: 0                          In Person: 0

ABSTAIN:     Proxy: 1,777
             In Person: 0

     Vote 4: Amendment to Increase the Number of Authorized Common Stock to 75,000,000 and to Add a Class of Stock. Likewise, the stockholders also approved an amendment to the Company's Certificate of Incorporation to authorize an increase from 40,000,000 shares of common stock to 75,000,000 shares of common stock, no par value and to authorize up to 10,000,000 shares of common stock, no par value. However, this matter became moot as a result of the approval of the Company's stockholders of the reincorporation of the Company in the State of Florida with the attendant change in capital structure as noted above.

SHARES FOR:  Proxy: 5,864,798     SHARES AGAINST:  Proxy: 133,394
             In Person: 0                          In Person: 0

ABSTAIN:     Proxy: 5,006
             In Person: 0

     Vote 5: Ratification of Parks, Tschopp, Whitcomb, and Orr as Our Auditors. Parks, Tschopp, Whitcomb, and Orr was originally engaged by PainCare, Inc. upon its inception as the Company's independent certified public accountants. As recommended by the board, the stockholders of the Company ratified and approved the continuation of Parks, Tschopp, Whitcomb, and Orr as the Company's auditors.

SHARES FOR:  Proxy: 7,157,979     SHARES AGAINST:  Proxy: 325
             In Person: 0                          In Person: 0

ABSTAIN:     Proxy: 594
             In Person: 0

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

          The Company's common stock has traded on the Over-the-Counter Bulletin Board under the symbol HELP since September 29, 1997. On March 18, 2002, the Company in accordance with the Merger Agreement with PainCare, Inc. consummated a 22.19 to 1 reverse stock split. Contemporaneous with the stock split, the Company's symbol was changed to HMRB. Effective as of November 18, 2002, the Company was reincorporated in the State of Florida and in connection with such reincorporation, the Company's symbol was changed to PANC. On March 19, 2003, the last sales price for the shares of common stock as reported on the Over-the-Counter Bulletin Board was $1.45 per share.

          The table below sets forth, for the periods indicated, the reported high and low sale prices (calculated based on the 22.19 to 1 reverse stock split that occurred on March 18, 2002) of the Company's common stock on the Over-the-Counter Bulletin Board.

                                                                   Common Stock
                                                                  -------------
                                                                  High     Low
                                                                  -----   -----
CALENDAR 2001

Quarter ending March 31, 2001..................................   $2.22   $1.11
Quarter ending June 30, 2001...................................   $1.78   $1.33
Quarter ending September 30, 2001..............................   $1.55   $1.33
Quarter ending December 31, 2001...............................   $2.22   $1.33

CALENDAR 2002

Quarter ending March 31, 2002..................................   $1.20   $1.20
Quarter ending June 30, 2002...................................   $1.20   $0.12

Quarter ending September 30, 2002..............................   $1.74   $0.12
Quarter ending December 31, 2002...............................   $1.01   $0.40

               The last sales price of our c ommon stock on March 19, 2003 as reported on the NASDAQ OTC:BB was $1.45 per share.

          (b) Shareholders. As of March 19, 2003, we had 18,125,437 shares of common stock outstanding and approximately 1,200 common stockholders of record.

          (c) Dividends. Since our Reincorporation we have not declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

          (d) Recent Sales of Unregistered Securities.

          The following information sets forth certain information for all securities sold by the Company during the past year without registration under the Securities Act of 1933, as amended (the "Securities Act").

          From September 1, 2002 through December 31, 2002, our wholly-owned subsidiary sold to certain accredited investors approximately 32 Units of its Series A, 8% Senior Convertible Preferred Stock for $1,624,500 consisting of approximately 384,000 shares of its Series A, 8% Senior Convertible Preferred Stock. In accordance with the conversion privileges provided and exercised by certain of these investors, the Company issued 2,979,526 shares of its common stock in exchange for the Preferred Stock. The Company paid no commissions with respect to these transactions. This Offering was terminated on January 10, 2003.

          On December 12, 2002, the Company completed the acquisition of the outstanding capital stock of Pain and Rehabilitation Network, Inc., a pain management physician practice headquartered in Orange Park, Florida. The Company paid $1,000,000 in cash and delivered 1,000,000 shares of its common stock valued at $1.00 per share.

          Beginning in October 2002, through a Board authorized private placement of our common stock, the Company sold 2,538,461 common shares of the Company at $0.65 per share, to two accredited investors. This offering was closed in December 2002.

          With respect to the foregoing offers and sales of restricted and unregistered securities, the Company relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated thereunder, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the Securities Act. The offer and sale of the securities in each instance was not made by any means of general solicitation, the securities were acquired by the investors without a view toward distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would not be sold without registration under the Securities act or pursuant to an applicable exemption from such registration.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

          This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from the Company's expectations include the factors described on page ii of this Report under "Forward-Looking Statements" as well as under "Factors Affecting Operating Results And Market Price Of Securities".

Outlook

          The Company has been reorganized for the purpose of establishing a North American network of pain management, minimally invasive surgery and orthopedic rehabilitation centers. The Company's strategy is to rapidly grow by establishing a network of pain management, minimally invasive spine surgery and orthopedic rehabilitation centers. The Company has developed its "Three Pillar" business approach to provide an integrated combination of products and services to patients seeking pain relief through Pain Management technologies, Minimally Invasive Spine Surgery (MIS) and Orthopedic Rehabilitation. MIS or "band-aid" surgery is a specialized surgical technique based on currently available endoscopic technologies, which allows physicians to provide the most technically advanced treatment of back and neck pain in an outpatient environment. Orthopedic Rehabilitation is a comprehensive program that advances functional restoration of the musculoskeletal system utilizing state of the art computerized MedX medical exercise machines.

          It is the intention of management that the Company's Pain Management and Orthopedic Centers will specialize in the full spectrum of diagnosis and treatment of pain, with a concentration on chronic back and neck pain. Management believes that by establishing a chain of Pain Management and Orthopedic Centers that provide minimally invasive spinal surgery and orthopedic rehabilitation services, it will generate significant revenues and will be profitable.

Actual results may vary depending on the Company's results of operations.

Significant Accounting Policies and Estimates

          Management's Discussion and Analysis of Financial Condition and Results of Operations discusses PainCare's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to marketing expenses, customer incentives, student attrition rates, bad debts, intangible assets, income taxes, financing operations, contractual obligations, restructuring costs, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

          Our critical accounting policies include:

     . Revenue Recognition. Revenue from management fees is recognized under the terms of the contract which is as the services are performed. Patient service revenue is recognized at the time the service is performed at the estimated net realizable amounts from patients, third-party payors and others for services rendered. The Company is a provider under the Medicare program and various other third-party payor arrangements which provide for payments to the Company at amounts different from its established rates. Provisions for estimated third-party payor settlements, if necessary, are provided in the period the related services are rendered.

     . Financial Accounting Standards. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The changes in these rules may have a significant impact on our reported financial results. In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. These statements would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as is currently required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. Under the SFAS 142, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002 and as a result, the Company no longer amortized goodwill.

Analysis of Financial Condition and Results of Operations For The Twelve Months Ended December 31, 2002 Compared To Twelve Months Ended December 31, 2001

          Total revenues increased to $7,497,942 for fiscal 2002, from $4,852,153 in fiscal 2001, representing an increase of 54%. This increase is primarily due to increased revenues at company-owned physician practices, the management agreement with SpineOne, P.C. initiated in August 2001, the acquisition of Pain & Rehabilitation Network, Inc. in December 2002, and the addition of six new MedX Direct rehabilitation centers.

          Gross profit increased to $4,799,492 for fiscal 2002, from $2,738,458 in fiscal 2001, representing an increase of 75%. This increase is also attributed to growth at the existing centers, the SpineOne, P.C. management agreement, the acquisition of the Pain and Rehabilitation Network, Inc., and the opening of new rehabilitation centers.

          Operating expenses increased by $1,462,501 to $3,675,464 for fiscal 2002, from $2,212,963 for fiscal 2001, representing an increase of approximately 66%. The increase is primarily due to costs incurred in fulfilling the Company's obligations under the SpineOne, P.C. management agreement, the incidental costs of being a publicly traded company, the staff and overhead expense associated with the addition of a corporate business development group, an increase in depreciation expense and the acquisition of the Pain and Rehabilitation Network, Inc.

          Net interest expense increased by $178,855 in fiscal 2002, as a result of the issuance of $300,000 of convertible debentures in December 2001 and an increase of MedX equipment leases.

          Other income increased to $173,992 in fiscal 2002, from $0 in fiscal 2001. This increase is attributed to the forgiveness of accrued liabilities for rent at Rothbart Pain Management Centers, which was accrued, but not paid.

          As a result of the above changes, net income was $705,034 in fiscal 2002, compared with net income of $345,804 in fiscal 2001.

          Actual revenues for the twelve months ended December 31, 2002 were $7,497,942 and were derived from the following sources:

Government                                   $1,712,784   22.8%
Private Insurance                            $1,229,463   16.4%
Personal Injury                              $  878,189   11.7%
Workers Compensation                         $  702,550    9.4%
Management Fees                              $2,974,956   39.7%

Liquidity And Capital Resources

          Our cash and cash equivalents equaled $2,078,684 at December 31, 2002, compared to $344,655 at December 31, 2001. The net cash used by our operations was $(1,169,508) for fiscal 2002, compared to net cash provided in fiscal 2001 of $923,821.

          Cash used in investing activities was $(509,905) during fiscal 2002 compared with $(719,493) in fiscal 2001. This use is primarily due to the MedX equipment purchased for the new orthopedic rehabilitation centers opened during fiscal 2002 and the payment of debentures.

          Cash provided from financing activities was $3,413,442 in fiscal 2002, compared with $29,716 during fiscal 2001. The increased financing activity in 2002 was the result of the proceeds of a convertible preferred stock offering whose shares were subsequently converted to common stock, proceeds from a private placement of common stock, an increase in capital leases on MedX equipment purchases, and an increase in notes payable to finance the acquisition of Pain and Rehabilitation Network, Inc.

          Considering our current cash position as well as our projected cash flows for fiscal 2003, we believe, based upon current operations, business strategies and reasonable expectations and assumptions, that our cash position will be sufficient to fund our business operations. However, we will be unable in the near term to continue to develop new product offerings, expand our infrastructure and acquire new companies and businesses for which cash would be required to consummate these transactions without obtaining an infusion of additional capital.

Special Note Regarding Forward-Looking Statements and Risk Factors

          Certain statements in this Annual Report on Form 10-KSB contain forward-looking statements. Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as may, will, expects, should, believes, plans, anticipates, estimates, predicts, potential, or continue, and any other words of similar meaning.

          Statements regarding the Company's future financial performance or results of operations, including expected revenue growth, EBITDA growth, future expenses, future operating margins and other future or expected performance are subject to the following risks: that projected operating efficiencies and cost-reduction initiatives will not be achieved due to implementation difficulties or contractual spending commitments that can't be reduced; the acquisition of businesses or the launch of new lines of business, which could increase operating expenses and dilute operating margins; the inability to attract new customers; increased competition, which could lead to negative pressure on the Company's pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with customers, whether due to competition or other factors; costs associated with the Company's initiatives to upgrade its technology platforms or the failure of the Company to successfully complete that initiative; and to the general risks associated with the Company's businesses.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF SECURITIES

          You should consider the risks described below before making an investment decision. We believe that the risks and uncertainties described below are the principal material risks facing our company as of the date of this Form 10-KSB. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of the following risks.

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON SHARES AND NO ASSURANCE THAT AN ACTIVE TRADING MARKET WILL BE DEVELOPED OR MAINTAINED.

          There is a limited market for the Company's common stock. There can be no assurance that an active trading market for the Company's common shares will be developed or maintained. Historically, the market prices for securities of development companies like the Company have been highly volatile. In fact, during the last two (2) years, the Company's common stock price has ranged from a low of $0.12 to a high of $2.22 (as determined on a reverse-split basis). The market price of the shares could continue to be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares, announcements of potential business acquisitions, and changes in general market conditions. The Company expects to continue to file and be current in its Securities Exchange Act reporting requirements as it pursues its business objective. Accordingly, management of the Company anticipates that its stock will continue to be quoted in the near term on the OTC Bulletin Board.

WE HAVE RECENTLY BEEN PROFITABLE BUT NO ASSURANCE CAN BE GIVEN THAT SUCH PROFITABILITY WILL CONTINUE

          For the years ended December 31, 2001 and 2002, the Company realized net income of $345,804 and $705,034, respectively.

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

THE COMPANY'S BUSINESS PLAN MAY NOT BE SCALABLE OR COMMERCIALLY VIABLE AND AS A RESULT THE EXPECTED INCREASE IN THE COMBINED COMPANY VALUE MAY NOT BE REALIZED

          There is no assurance that the Company's business plan will ever be scalable or commercially viable and no assurance can be given that the Company will maintain its profitability. In addition, prospects for the Company's profitability will be affected by expenses, operational difficulties and other factors frequently encountered in the development of a business enterprise in a competitive environment, many of which factors may be unforeseen and beyond the Company's control. Accordingly, the Company may never obtain the expected growth and the value that would otherwise be expected.

OUR LACK OF OPERATING HISTORY MAKES EVALUATING OUR FUTURE PERFORMANCE DIFFICULT AND THE CHALLENGE OF OPERATING A PUBLIC COMPANY WITHOUT EXPERIENCE MAY CAUSE THE BUSINESS OPERATIONS AND FINANCIAL POSITION OF THE COMPANY TO BE ADVERSELY AFFECTED.

          Because we have been operating only since August 2000, the market will have little basis to evaluate our ability to develop, market and sell our products and services. Our ability to commercialize these products and services and generate operating profits and positive operating cash flow will depend principally upon our ability to:

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

THE LOSS OF KEY PERSONNEL COULD MAKE IT DIFFICULT TO COMPLETE EXISTING PROJECTS AND UNDERTAKE NEW PROJECTS

          The Company's success is dependent upon its ability to identify, hire and retain its employees, including its physicians and a significant component of the value of the business is in the know-how and experience of the Company employees. If certain key employees were to leave, the Company may be unable to operate is business profitably, complete existing the Company projects or undertake certain new projects.

          The key employees and consultants of the Company include Merrill Reuter, M.D., Peter Rothbart, M.D., Randy Lubinsky, Jay Rosen, M.D., Mark Szporka, Andrea Trescot, M.D., and Ron Riewold. Employment agreements have been executed with Randy Lubinsky (Chief Executive Officer and Director), Dr. Rosen (President and Director), Mark Szporka (Chief Financial Officer and Director), Dr. Merrill Reuter (President of AOSF), Dr. Andrea Trescot (President of PRNI), and Ron Riewold (CEO of PainCare Management Services, Inc.). A consulting agreement has been executed with Peter Rothbart, M.D. Should the services of Dr. Reuter, Dr. Rothbart, Randy Lubinsky, Dr. Rosen, Mark Szporka, Dr. Andrea Trescot, Ron Riewold or other key personnel become unavailable to the Company for any reason, the business of the Company could be adversely affected. There is no assurance that the Company will be able to retain these key individuals and/or attract new employees of the caliber needed to achieve the Company's objectives. The Company does not maintain any key employee life insurance policies.

          Under the employment agreements of Mr. Lubinsky and Mr. Szporka, in the event of a change of control, they may terminate the agreement and receive a lump sum severance payment. Under the employment agreement of Dr. Reuter, he is to receive a lump-sum severance payment of $500,000 if his employment is terminated "Without Cause" or if he terminates the agreement "For Cause."

          To date, the Company has experienced no difficulties in attracting key personnel and has been able to retain all such key personnel, saving Stanley Swartz whose employment agreement was not renewed. The Company does not believe that the loss of Mr. Swartz's services will have a material adverse effect on the Company's business. To the best of the Company's knowledge and belief, there are no other key personnel that are planning to retire or leave the Company in the near future.

GROWTH STRATEGY MAY NOT PROVE VIABLE AND EXPECTED GROWTH AND VALUE MAY NOT BE REALIZED.

          .    Establishment of Pain Management Centers

          The Company's strategy is to rapidly grow by establishing a network of pain management, minimally invasive spine surgery and orthopedic rehabilitation centers. Identifying appropriate physician groups and proposing, negotiating and implementing economically attractive affiliations with them can be a lengthy, complex and costly process. There can be no assurance that the Company will be successful in identifying and establishing relationships with orthopedic surgery and pain management groups. If the Company is successful in implementing its strategy of rapid growth, such growth may impair the Company's ability to efficiently provide non-professional support services, facilities, equipment, non-professional personnel, supplies and non-professional support staff to medical practices. The Company's future financial results could be materially adversely affected if it is unable to manage growth effectively.

          There can be no assurance that physicians, medical providers or the medical community in general will accept the business strategy of the Company and adopt the strategy offered by the Company. The extent that, and rate of which, these services achieve market acceptance and penetration will depend on many variables including, but not limited to, a timely penetration of the market, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of these services, the advantage of these services over existing technology, and third-party reimbursement practices. There can be no assurance that the medical community and third-party payors will accept the Company's technology. Similar risks will confront any other services developed by the Company in the future. Failure of the Company's services to gain market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations

          .    Growth Through Acquisitions

          The Company intends to grow through acquisitions. There can be no assurance that suitable acquisitions will be available or that acquisitions can be negotiated on acceptable terms, or that the operations of acquired businesses can be integrated effectively into the operations of the Company. Competition for suitable acquisition candidates is expected to be intense and many of the Company's competitors will have greater resources than the Company. The failure of the Company to implement its acquisition strategy could have a material adverse effect on the Company's expected financial performance and, moreover, the attendant risks of expansion could also have a material adverse effect on the Company's business.

          The Company's growth strategy will result in significant additional demands on its infrastructure, and will place a significant strain on the Company's management, administrative, operational, financial and technical resources, and increased demands on its systems and controls. Additional capital will be needed to fund expected acquisitions and there can be no assurance that the Company will be able to obtain sufficient resources to support this planned growth strategy. The inability to continue to upgrade the operating and financial control systems, the emergence of unexpected expansion difficulties or failure to manage the Company's proposed expansion properly could have a material adverse effect on the Company's business, financial condition and results of operations.

SIGNIFICANT RISK ASSOCIATED WITH REIMBURSEMENTS BY THIRD PARTY PAYORS

          Approximately 60% of the Company's revenues are directly dependent on the acceptance of its services as covered benefits under third party payor programs, including private insurance, HMO's and other managed care entities. The healthcare industry is undergoing significant changes, with third party payors taking measures to reduce reimbursement rates or in some cases denying reimbursement fees for previously acceptable treatment modalities. There is no assurance that third party payors will continue to pay for minimally invasive surgery (MIS) services provided by the Company under its payor programs. Failure of third party payors to adequately cover MIS will have a materially adverse affect on the Company.

THERE ARE RISKS INHERENT IN THE PROVISION OF MEDICAL SERVICES WHICH COULD ADVERSELY IMPACT OUR BUSINESS

          The Company's affiliated physician groups are involved in the delivery of healthcare services to the public and are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of any applicable insurance coverage. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. There can be no assurance that the Company will not be subject to such claims, that any claim will be successfully defended or, if the Company is found liable, that the claim will not exceed the limits of the Company's insurance. Professional liability claims could have a material adverse effect on the Company.

SUCCESS OF BUSINESS STARTEGY IS DEPENDANT ON MARKET ACCEPTANCE

THE COMPANY HAS LIMITED MARKETING AND SALES CAPABILITY WHICH COULD ADVERSELY AFFECT ITS GROWTH PLANS

          The Company has limited internal marketing and sales resources and personnel. In order to effectively market any services, the Company will have to develop a marketing and sales force with technical expertise and distribution capability (or out-source such duties to independent contractors). There can be no assurance that the Company will be able to establish sales and distribution capabilities or that the Company will be successful in gaining market acceptance for any services it may develop. There can be no assurance that the Company will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with payors will be available on terms commercially reasonable to the Company, or at all, or that the Company's marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations.

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

CONTROL BY MANAGEMENT WILL LIMIT THE ABILITY OF OTHER SHAREHOLDERS TO HAVE ANY INFLUENCE ON THE OPERATION OF THE COMPANY'S BUSINESS

          Officers and Directors of the Company and its subsidiaries will hold common shares which will represent approximately 40% of the outstanding shares entitled to vote on matters presented to stockholders of the Company. Management of the Company will therefore have voting control of the Company. See "Voting Securities and Principal Stockholders."

PROVISIONS IN ARTICLES OF INCORPORATION LIMIT LIABILITY OF MANAGEMENT AN AS A RESULT LIMITS SHAREHOLDERS RIGHTS

          The Company has adopted provisions in its Articles of Incorporation which limit the liability of their officers and directors and provisions in its By-laws which provide for indemnification of its officers and directors to the full extent permitted by law. The Articles of Incorporation generally provides that the directors shall have no personal liability to the Company or its stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit the stockholders' ability to hold directors liable for breaches of fiduciary duty.

INVESTORS SHOULD NOT RELY ON THE PAYMENT OF DIVIDENDS IN CONSIDERING AN INVESTMENT IN THE COMPANY

          Any determination to pay dividends in the future will be at the discretion of the Board of Directors of the Company and will be dependent upon the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors. The Board of Directors is not expected to declare dividends or make any other distributions in the foreseeable future, but instead intends to retain earnings, if any, for use in business operations. Accordingly, investors should not rely on the payment of dividends in considering an investment in the company.

CURRENT CAPITAL MAY BE INSUFFICIENT

          The Company believes that the current capital will be sufficient to support the Company's operations and planned capital expenditures (saving acquisitions) through fiscal 2003, without additional fundraising. The Company's future need for capital will depend on a number of factors, including the level of marketing activities, the amount of funding required to establish a network of minimally invasive spinal surgery and pain management clinics by purchasing, owning, establishing and expanding certain assets used in minimally invasive spine surgery and pain management; managing and developing spine treatment and pain management clinics, diagnostic and rehabilitation services and outpatient surgery facilities; and provide non-professional support services, facilities, equipment, non-professional personnel, supplies and non-professional support staff to medical practices. Moreover, the Company's business plans may change or unforeseen events may occur which affect the amount of additional funds required by the Company. If the Company does not raise additional funds if and when required, the lack thereof could have a material adverse effect on the Company. Further, there is no assurance that the terms on which any funds obtained by the Company will be favorable to stockholders of the Company at that time.

OUR COMMON SHARES ARE SUBJECT TO LOW PRICED STOCK RISK DISCLOSURE REQUIREMENTS

          The Company common shares are considered a low priced security under rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With all these restrictions, the likely affect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

FAILURE TO OBTAIN MANAGED CARE CONTRACTS AND LEGISLATIVE CHANGES COULD ADVERSELY AFFECT BUSINESS

          There can be no assurance that the Company will be able to obtain managed care contracts. The future inability of the Company to obtain managed care contracts in its markets could have a material adverse effect on its business, financial condition or results of operation. In addition, federal and state legislative proposals have been introduced that could substantially increase the number of Medicare and Medicaid recipients enrolled in HMOs and other managed care plans. The Company will derive a substantial portion of its revenue from Medicare and Medicaid. In the event such proposals are adopted, there can be no assurance that the Company will be able to obtain contracts from HMOs and other managed care plans serving Medicare and Medicaid enrollees. Failure to obtain such contracts could have a material adverse effect on the business, financial condition and results of operations of the Company.

RISKS ASSOCIATED WITH HIGHLY REGULATED INDUSTRY

          The Company's centers and its affiliated physicians are subject to numerous regulatory, accreditation and certification requirements, including requirements related to licensure, certificate of need, reimbursement from insurance companies and other private third party payors, Medicare and Medicaid participation and reimbursement, and utilization and quality review organizations. An adverse determination by any authority could have a material adverse effect on the Company. Set forth immediately below is a list of the most significant regulatory risks associated with the Company's business:

..         Future Healthcare Reforms Could Have an Adverse Impact on the Business

          The public has recently focused significant attention on reforming the healthcare system in the United States. A broad range of healthcare reform measures have been introduced in Congress and in certain state legislatures. Legislative interest recently has also focused on the role of HMO's in the provision of healthcare and the effect of managed care reimbursement mechanisms on healthcare service utilization and quality of service. It is not clear at this time what proposals, if any, will be adopted or, if adopted what effect, if any, such proposals would have on the Company's business. There can be no assurance that any proposals adopted would be coordinated at the federal or state level, and therefore the Company, as a national participant in the healthcare industry, is subject to varying state regulatory environments. Certain proposals, such as cutbacks in the Medicare and Medicaid programs, containment of healthcare costs that could include a negative affect on prices charged by physicians, hospitals or other healthcare providers, and greater state flexibility in the administration of Medicaid, could adversely affect the Company. There can be no assurance that currently proposed or future healthcare programs, laws, regulations or policies will not have a material adverse effect on the Company's operating revenue.

          The Company believes that trends in cost containment in the health care industry will continue to result in reductions from historical levels in per-patient revenue. The federal government has implemented, through the Medicare program, the resource-based relative value scale ("RBRVS") payment methodology for physicians' services. The RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. To date, the implementation of RBRVS has reduced payment rates for certain of the procedures historically perform by the Company's affiliated physicians. There can be no assurance that any reduced operating margins could be recouped by through cost reductions, increased volume, and introduction of additional procedures or otherwise.

          Rates paid by non-governmental insurers, including those that provide Medicare supplemental insurance, are based on established physician, ambulatory surgery center and hospital charges, and are generally higher than Medicare payment rates. A change in the makeup of the patient mix of the Company's ancillary services that results in a decrease in patients covered by private insurance or a shift by private payors to RBRVS or similar payment structures could adversely affect the Company's business, financial condition and results of operations.

..         Laws Severely Restrict Physicians Ability to Make Referrals Which
          Could Impact Our Business

          The Company's centers and their physicians are also subject to the Ethics in Patient Referrals Act of 1989 (the "Stark Law"). Unless excepted, a physician may not make a referral of a Medicare or Medicaid patient to any clinical laboratory services provider with whom he/she has a financial relationship (either investment or compensation) for such restricted services, and any provider who accepts such a referral may not bill for the service provided pursuant to the referral. Sanctions for violating the Stark Law can include civil monetary penalties and exclusion from Medicare and Medicaid. In August 1993, Congress passed legislation ("Stark II") that, effective January 1, 1995, expanded the self-referral ban to include a number of healthcare services provided by entities with which the physicians may have an ownership interest or a financial relationship, although it does not specifically prohibit referrals by physicians with an ownership interest in, or financial relationship with, an ambulatory surgery center, provided that the surgery services are not provided as "outpatient hospital services".

          In addition to the federal Stark Laws, certain states have enacted similar patient referral legislation. Ambulatory surgery is not included in the list of restricted services and the Company does not believe that ambulatory surgery is subject to the Stark restrictions. Likewise, services that are a part of a physician's private practice do not apply to the restrictions. Violation of the Stark Law or Stark II or related state laws by the Company may have a materially adverse effect on the Company.

..         Corporate Practice of Medicine Regulations Will Affect the Way We
          Transact Business in Certain States

          Organizations that employ physicians directly or exercise significant control over a physician's practice may be subject to challenge in states that prohibit the corporate practice of medicine. In states that still prohibit the corporate practice of medicine, agreements with physicians must provide the physicians with sufficient control over their practices to avoid being deemed employees for corporate practice purposes. Violation of the corporate practice of medicine laws by the Company which presently has operations in Colorado and expects to have operations in South Carolina, North Carolina and California (all of which prohibit the corporate practice of medicine) may have a materially adverse effect on the Company.

..         Many States Prohibit Fee-Splitting Which Will Limit Our Expansion
          Plans

          The laws of many states prohibit physicians from splitting fees with non-physicians (or other physicians) and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. The Company's business operations have not been the subject of judicial or regulatory interpretation; thus, there can be no assurance that review of the Company's business by courts or regulatory authorities will not result in determinations that could materially adversely affect its operations of the Company, or that the healthcare regulatory environment will not change so as to restrict the Company's operations or their expansion. In addition, the regulatory framework of certain jurisdictions may limit the Company's expansion into such jurisdictions if they are unable to modify their operational structure to conform to such regulatory framework.

..         The Company May Face Increased Scrutiny by Medicare and Medicaid

          Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return or, or in order to induce: (i) the referral of a person in connection with the provision of medical services; (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare and Medicaid programs; and (iii) the purchase, lease, order, arranging or recommending of any items or service reimbursable under Medicare or Medicaid (the "Anti-Kickback Law"). Pursuant to the Anti-Kickback Law, the federal government has announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to Medicare costs. The applicability of this policy to many business transactions in the health care industry will be subject to continuing judicial and regulatory interpretation. Although the Company believes its operations and structure do not violate the Anti-Kickback Law, there can be no assurance that its activities will not be challenged by regulatory authorities. If such a challenge were successful, it could have a material adverse effect on the business, financial condition and results of operations of the Company. Noncompliance with the Anti-Kickback Law can result in exclusion from Medicare and Medicaid programs and civil and criminal penalties.

Item 7. Financial Statements

Financial Statements. The Financial Statements required by this Item are included at the end of this report beginning on Page F-1 as follows:

Index to Financial Statements                                        F-1

Report of Independent Certified Public Accountants Parks, Tschopp,
Whitcomb & Orr, P.A.                                                 F-2

Consolidated Balance Sheets
As of December 31, 2002 and 2001                                     F-3

Consolidated Statements of Operations
For The Years Ended December 31, 2002 and 2001                       F-4

Consolidated Statements of Cash Flows
For The Years Ended December 31, 2002 and 2001                       F-5

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2002 and 2001                       F-6

Notes To Consolidated Financial Statements
December 31, 2002 and 2001                                           F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Although HelpMate Robotics, Inc. had previously engaged Arthur Andersen LLP ("Andersen") as its Auditor, by virtue of the merger with PainCare on July 17, 2002 PainCare became the predecessor company for accounting purposes. And because Parks, Tschoop, Whitcomb and Orr, P.A. has been the Company's accountant since its inception, no change in accountant's is deemed to have occurred.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Person

Board of Directors and Executive Officers

          The following table sets forth the directors and executive officers of the Company and where indicated its subsidiaries as of December 31, 2002. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors.

Executive Officer's Name   Age   Positions
------------------------   ---   ---------
Peter Rothbart, M.D.        64   Director
Randy Lubinsky              50   Chief Executive Officer and Director
Jay Rosen, M.D              44   President and Director
Mark Szporka                47   Chief Financial Officer and Director
Merrill Reuter, M.D         42   President - AOSF and Chairman of the Board
Ron Riewold                 55   CEO - PCMS, President and Director
Arthur J. Hudson            51   Director
Robert Fusco                52   Director
Andrea Trescot, M.D.        45   President - Pain and Rehabilitation Network, Inc.

          Peter J. Rothbart, M.D., a Director of the Company, is one of the leading pain physicians in North America. Dr. Rothbart signed a consulting agreement with PainCare on November 1, 2000 and pursuant to such agreement he is currently providing consulting services to the Company. From 1994 to November 2000, Dr. Rothbart was President of Rothbart Pain Management Clinic Inc., one of the largest pain management clinics in Toronto, Canada. He was responsible for the overall management of the operation including supervising over fourteen physicians. From 1989 to 1994, Dr. Rothbart was Director of the Whiplash and Headache Clinic in Toronto. He served as Director, Pain Facility at Centenary Hospital in Scarsborough, Ontario from 1987 to 1989. Dr. Rothbart received Bachelor of Medicine and Bachelor of Surgery degrees from the University of Edinburgh in Scotland. He was Resident in Anesthesia at Vancouver General Hospital, Resident in Medicine at Shaughnessy Hospital in Vancouver, and Senior Resident in Anesthesia at Sunnybrook Medical Centre (University of Toronto). Dr. Rothbart is a Diplomat of the American Board of Anesthesiology, American Academy of Pain Management and American Board of Pain Medicine.

          Randy Lubinsky, Chief Executive Officer and Director of the Company, joined PainCare on August 1, 2000 and brings over 25 years experience as a healthcare entrepreneur and investment banker. He has successfully built businesses from the start-up phase in the healthcare and real estate industries, and has assisted several public companies in implementing roll-up strategies. In March of 2000, Mr. Lubinsky co-founded Quest Capital Partners, LC in Orlando, Florida, an investment banking firm specializing in healthcare where he acted as Managing Director until he joined PainCare in August of 2000. From September of 1999 until March of 2000, Mr. Lubinsky served as a Director of Cloverleaf Capital Advisors, L.L.C., an investment banking firm specializing in healthcare and e-learning, located in Ocoee, Florida. From November of 1998 until May of 2000, Mr. Lubinsky was Executive Vice President of Ivanhoe Medical Systems, Inc., an Ocoee, Florida based healthcare company which was acquired by publicly-traded Medical Industries of America, Inc. He also assisted Medical Industries of America in implementing its active acquisition strategy and served as Chief Executive Officer of its Air Ambulance division. From 1994 to 1998, Mr. Lubinsky was founding Director and Chief Executive Officer of Pain Rehabilitation Network, a Maitland, Florida medical management company which owned or managed 40 medical practices. From 1987 until 1994, he was Chief Executive Officer of Medical Equity, Inc., an investment banking and management company focused on the healthcare industry. During this period, Mr. Lubinsky also founded MedX West, Inc., a distributor of medical equipment. From 1981 to 1987, Mr. Lubinsky served as President and Chief Executive Officer of Florida Equity Group, a real estate development and mortgage banking entity. Prior to founding Florida Equity Group, he served as Senior Vice President of real estate lending for American Savings of Miami, a New York Stock Exchange company. Mr. Lubinsky received a BA degree in finance from Florida International University.

          Jay L. Rosen, M.D., President and Director of the Company, joined PainCare on October 1, 2000. Dr. Rosen resigned as President effective February 7, 2003, but remains on the Company's board. Dr. Rosen has over 15 years experience as a healthcare entrepreneur. Since 1992, he has and continues to serve as Chief Executive Officer and Executive Director of Tampa Bay Surgery Center, Inc., an outpatient surgical facility that specializes in minimally invasive spinal surgery and pain management procedures in Tampa, Florida. During his tenure with Tampa Bay Surgery Center, Dr. Rosen has successfully developed and managed outpatient surgery, diagnostic, specialized ambulatory treatment and physical rehabilitation centers. He also is active in managing Seven Springs Surgery Center in New Port Richey, Florida. From 1988 to 1992, Dr. Rosen served as Vice President and Director of Development for Physician's Technical Systems, Inc., a medical ambulatory development company located in New York. From 1983 to 1988, he was President and co-founder of NMR Diagnostic Centers, Inc., a diagnostic center development and management company. Dr. Rosen received a BS degree from Fordham University and Medical Degree from Cetec University. He did graduate medical research at Hahnemann University in Philadelphia and the Medical Center at SUNY at Stony Brook. Dr. Rosen is a Diplomat of the American Board of Quality Assurance and Utilization Review Physicians. He currently serves on the Board of Directors for Tampa Bay Surgery Center, Inc., Tampa Bay Surgery Associates, Inc., Rehab One, Inc., Open MRI & Diagnostic Center, Inc., Immuvac, Inc., and Intellicare, Inc.

          Mark Szporka, Chief Financial Officer and Director of the Company, joined PainCare on August 1, 2000 and has in excess of 20 years experience as an investment banker, chief financial officer and strategic planner. In March of 2000, he co-founded Quest Capital Partners, LC in Orlando, Florida, an investment banking firm specializing in healthcare where he acted as a Director until he joined PainCare in August of 2000. From September of 1999 until March of 2000, Mr. Szporka served as a Director of Cloverleaf Capital Advisors, L.L.C., an investment banking firm specializing in healthcare and e-learning, located in Ocoee, Florida. From May of 1999 until September of 2000, Mr. Szporka served as Chief Financial Officer of BackGenesis, Inc., a publicly-traded healthcare company headquartered in Ocoee, Florida. From October 1998 until May of 1999, Mr. Szporka served as CFO for Ivanhoe Medical Systems, Inc. located in Ocoee, Florida. From 1995 to 1998, Mr. Szporka was a principal of a private investment company and during this period served as Chief Financial Officer of Carpet Barn, Inc., a $40 million public floor covering company in Las Vegas, Nevada. Prior to 1995, Mr. Szporka served as Managing Director of AMI Holding Corporation, Inc., a healthcare company located in Westland, Michigan, where he also served as Chief Financial Officer of all affiliates. Prior to joining AMI, Mr. Szporka was Director of Corporate Finance Consulting for Arthur Andersen & Co. where he established and managed investment banking practices for middle-market companies in Detroit, Boston and Philadelphia. Mr. Szporka was Managing Director at Security Pacific Merchant Bank with overall nationwide responsibility for investment banking services for real estate and hospitality companies. Previously, he served as Vice President in the investment banking divisions of Paine Webber and E.F. Hutton. In addition, he was Director of Strategic Planning at Joseph E. Seagram & Sons. Mr. Szporka received a MBA from the University of Michigan and a BBA from the University of Notre Dame. He is a Certified Public Accountant (non-active) in New York.

          Merrill Reuter, M.D., Chairman of the Board of the Company and President of Advanced Orthopedics of South Florida, Inc. Dr. Reuter founded Advanced Orthopedics of South Florida, Inc. in Lake Worth, Florida in 1992 and from that until the present serves as its President and Medical Director. He received a BS degree from Tulane University in 1982 and a Masters in Medical Science and a Medical Degree from Brown University in 1986. Dr. Reuter completed his General Surgical Internship and Orthopedic Surgery Residency Training Program at the University of Texas Medical Branch in Galveston, Texas.

          Ronald L. Riewold, Director and Chief Executive Officer and President of PainCare Management Services, Inc. Effective February 7, 2003 the Board elected Mr. Riewold to succeed Dr. Rosen as President of the Company. From December 1999 until January 2001, Mr. Riewold served as a consultant for American Enterprise Solutions, Inc. ("AESI"), a healthcare delivery system and internet utility located in Tampa, Florida which focused on the connectivity of the Internet in the healthcare industry. Mr. Riewold later became Executive Vice-President, then President and Chief Operating Officer of AESI. From September 1996 until September 1999, Mr. Riewold served as Vice-President of Corporate Development for Heart Labs of America, located in Boynton Beach, Florida which later changed its name to Medical Industries of America and then Cyber-Care. Mr. Riewold has a BA degree from Florida State University and a MBA from Temple University.

          Arthur J. Hudson, was elected as a Director of the Company at its annual meeting on November 8, 2002. Mr. Hudson has been employed with Fidelitone, Inc. of Wauconda, Illinois since 1974. He currently serves as Senior Vice President of Corporate Development for the full service inventory management, distribution and logistics company. From 1998 to 2001, he also served as head of international sales for Aero Products International, Inc., a wholly owned subsidiary of Fidelitone. Mr. Hudson is a member of the board of directors of Fidelitone. He received a B.S. degree in economics from Colorado State University.

          Robert Fusco, was elected as a Director of the Company at its annual meeting on November 8, 2002. Mr. Fusco has over twenty years experience in the healthcare industry and was responsible for founding and building Olsten Corporation into the largest home health and specialty pharmaceutical distribution services company in North America. Since March 2000 when Olsten Corporation was sold to Addecco Corporation, Mr. Fusco has been an independent consultant. From January 1985 to April 2000, Mr. Fusco served in various capacities including President of Olsten Health Services and Executive Vice President of Olsten Corporation. He was responsible for growing the company from $25 million in revenue in 1985 to over $1.5 billion in revenue when it was sold in 2000. From 1979 to 1985, he served as Executive Vice President of Bio-Medical Applications, inc., a subsidiary of National Medical Care, Inc., and had complete profit and loss responsibility for over 180 dialysis clinics nationally which generated $250 million per year in revenue. Mr. Fusco received a BS degree from Manhattan College.

          Andrea Trescot, M.D., President of Pain and Rehabilitation Network, Inc. Dr. Trescot founded Pain and Rehabilitation Network, Inc. in Orange Park, Florida in July 1997 and serves as its President. From September 1996 to July 1997, she was an associate with Pain Institute of North East Florida in Orange Park, Florida. She also was a Partner in Blue Ridge Pain Institute in Staunton, Virginia from March 1994 to September 1996. Dr. Trescot is the current president and founder of the Florida Society of Interventional Pain Practitioners, immediate past-president of the Florida Academy of Pain Medicine and a director of the American Society of Interventional Pain Practitioners. Dr. Trescot received a BS degree from the University of Florida and a Medical Degree from Medical University of South Carolina.

Committees and Meetings

          The Board of Directors held 2 meetings in 2002 and each director of the Board attended either in person or via teleconference. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below.

          The Company has established a standing Audit Committee and a Compensation Committee. The Audit Committee recommends to the Board of Directors an accounting firm to serve as the Company's independent accountants, reviews the scope and results of the annual audit of the Company's consolidated financial statements, reviews nonaudit services provided to the Company by the Company's independent accountants and monitors transactions among the Company and its affiliates, if any. The Audit Committee currently consists of Mr. Szporka, who is the Chairman, Dr. Reuter and Mr. Fusco, who is independent. The Audit Committee met on March 20, 2003 and in connection with such meeting:

          . Reviewed and discussed the registrant's audited financial statements with management;

          . Discussed with the registrant's auditor the matters required to be discussed by Statement on Auditing Standards (SAS) No. 61

          . Received the written disclosures and the letter from the registrant's auditor required by Independence Standards Board Standard No. 1 and discussed with the auditor its independence; and

          . Based on the foregoing review, recommended to the Board of Directors that the audited financial statements be included in the registrant's Form 10-KSB.

          The Compensation Committee is responsible for supervising the Company's compensation policies, administering the employee incentive plans, reviewing officers' salaries and bonuses, approving significant changes in employee benefits and recommending to the Board such other forms of remuneration as it deems appropriate. The Compensation Committee currently consists of Mr. Lubinsky, who is the Chairman, Dr. Rothbart and Mr. Hudson, who is independent.

          The Stock Option Committee is responsible for supervising and administering the Company's Stock Option Plan, approving significant changes in the Plan and recommending to the Board such other forms of remuneration as it deems appropriate. The Compensation Committee currently consists of Mr. Lubinsky, who is the Chairman, Dr. Rosen and Mr. Riewold.

Board of Directors Interlocks and Insider Participation

          No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company board, saving subsidiary board(s).

Director Compensation

          Cash fees and stock options may be paid to non-employee directors of the Company by the Company for service on the Board of Directors. For joining the Company's board in November 2002, Arthur Hudson and Robert Fusco have each received 70,000 options, exercisable at $.70 per share. Directors of the Company who are also officers of the Company receive no additional compensation for their service as directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the board of directors.

          Except for grants of stock options, directors of the Company do not generally receive compensation for services provided as a director. The Company also does not pay compensation for committee participation or special assignments of the Company board. Non-employee Company Board members are eligible for option grants pursuant to the provisions of the Company's Stock Option Plans.

Section 16(A) Beneficial Ownership Reporting

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file with the Securities and Exchange Commission initial reports of ownerships and reports of changes in ownership, and to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports and written statements from officers and directors furnished to the Company, all
Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of our common stock were complied with during the year.

Item 10. Executive Compensation

          The following table sets forth compensation paid by the Company to each person who served in the capacity of Chief Executive Officer during 2001 and 2002 and other officers of the Company whose total annual salary and bonus for the fiscal years ended, December 31, 2001 and December 31, 2002 exceeded $100,000 (collectively, the "Named Executive Officers").

                                           SUMMARY COMPENSATION TABLE

                                                                          Long Term Compensation Awards
                                                                   ------------------------------------------
                                    Annual Compensation                        Awards               Payouts
                             -----------------------------------   ----------------------------   -----------

                                                                                    Securities
 Name & Principal                                   Other Annual    Restricted      Underlying       LTIP
     Position         Year   Salary($)   Bonus($)   Compensation   StockAward(s)$   Options (#)   Payouts ($)
-----------------     ----   ---------   --------   ------------   --------------   -----------   -----------
Randy Lubinsky, CEO   2002    $200,000     $-0-        $18,299          $-0-          1,000,000       $-0-
(1)(3)                2001    $175,000     $-0-        $17,420          $-0-             -0-          $-0-

Mark Szporka, CFO     2002    $175,000     $-0-        $21,539          $-0-          1,000,000       $-0-
(2)(3)                2001    $150,000     $-0-        $20,207          $-0-             -0-          $-0-

(1) Randy Lubinsky has served as our Director and the Chief Executive Officer since our reorganization on August 1, 2000. Pursuant to an employment agreement entered into in August 2000 and amended on August 1, 2002, Mr. Lubinsky receives annual salary payments equal to $200,000 and certain perquisites and other benefits. For the fiscal year ended December 31, 2002, the Company paid Mr. Lubinsky a car allowance of $12,000 and paid health insurance premiums of $6,299. See "Employment Agreements."

(2) Mark Szporka has served as a Director and Chief Financial Officer since our reorganization on August 1, 2000. Pursuant to an employment agreement entered into in August 2000 and amended August 1, 2002. Mr. Szporka receives annual salary payments equal to $175,000 and certain perquisites and other benefits. For the fiscal year ended December 31, 2002, the Company paid Mr. Szporka a car allowance of $12,000 and paid health insurance premiums of $9,539. See "Employment Agreements."

(3) Two hundred thousand (200,000) options were granted to Mr. Lubinsky and 200,000 options were granted to Mr. Szporka on August 1, 2000 under the Company's 2000 Stock Option Plan. One million (1,000,000) options were granted to Mr. Lubinsky and (1,000,000) options were granted to Mr. Szporka on August 1, 2002 under the Company's 2001 Stock Option Plan. None of these options have been exercised to date.

                      EQUITY COMPENSATION PLAN INFORMATION

                                        --------------------------   --------------------   ----------------------------------
                                                  (a)                        (b)                           (c)
                                        --------------------------   --------------------   ----------------------------------
                                                                                            Number  of  securities  remaining
                                        Number of securities to be   Weighted-average       available for future issuance
                                        issued upon exercise of      exercise price of      under equity compensation plans
                                        outstanding options,         outstanding options,   (excluding securities reflected in
                                        warrants and rights          warrants and rights    column (a))
                                        --------------------------   --------------------   ----------------------------------
Equity compensation plans
approved by security holders                   4,170,000                 $  0.74                         830,000

Equity compensation plans not
approved by security holders                           0                       0                               0

Stock Option Grants

The following table sets forth information regarding grants of stock options during fiscal year ending December 31, 2002 made to the Named Executive Officers who have received Company option grants.

                           Stock Option Grants In 2002

                    Number of Securities     Percent of Total Stock Options   Exercise or
                        Underlying           Granted to Employees in Fiscal    Base Price   Expiration
     Name        Stock Options Granted (#)               2002                    ($/Sh)        Date
--------------   -------------------------   ------------------------------   -----------   ----------
Randy Lubinsky         1,000,000                          38.5%                  $1.00       7/31/07
Mark Szporka           1,000,000                          38.5%                  $1.00       7/31/07

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

          The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning the exercise of options during the year ended December 31, 2002 and unexercised options held as of the end of fiscal 2002.

                                                      Number of Securities         Value of Unexercised
                                                     Underlying Unexercised      In-the-Money Options at
                 Shares Received                        Options at FY-End             FY-End ($) (1)
     Name          on Exercise     Value Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
--------------   ---------------   --------------   -------------------------   -------------------------
Randy Lubinsky          0                0              600,000 / 600,000              160,000 / 0
Mark Szporka            0                0              600,000 / 600,000              160,000 / 0

(1) Calculate based on the fair market value of $0.85 per share at the close of trading on December 31, 2002 as reported by the OTC:BB, minus the exercise price of the option.

Employment Agreements

          Randy Lubinsky, CEO. Mr. Lubinsky served as Chief Executive Officer of the Company for a term expiring on July 31, 2005. The principal terms of Mr. Lubinsky's employment agreement are as follows: (i) an annual salary of $200,000, which may be increased from time to time at the discretion of the board of directors; (ii) stock options to purchase 200,000 shares of PainCare's common stock at an exercise price of $.05 per share; (iii) stock options to purchase 1,000,000 (exercisable at $1.00 per share) shares of the Company's common stock which vest prorata over the five years of the contract; (iv) health and disability insurance coverage; (v) term life insurance; (v) an annual bonus equal to 4% of PainCare's earnings before interest, taxes, depreciation and amortization ("EBITDA"), and (vi) such as other benefits as the Company may provide for its officers in the future.

          Jay Rosen, M.D., President. Dr. Rosen served as President of the Company during 2002 but was not paid any compensation. Effective February 7, 2003 Dr. Rosen resigned as President of the Company.

          Mark Szporka, CFO. Mr. Szporka serves as Chief Financial Officer for the Company for a term expiring on July 31, 2005. The principal terms of Mr. Szporka's employment agreement are as follows: (i) an annual salary of $175,000, which may be increased from time to time at the discretion of the board of directors; (ii) stock options to purchase 200,000 shares of HelpMate's common stock at an exercise price of $.05 per share; (iii) stock options to purchase 1,000,000 (exercisable at $1.00 per share) shares of the Company's common stock which vest prorata over the 5 years of the contract; (iv) health and disability insurance coverage; (v) term life insurance; (vi) an annual bonus equal to 4% of the Company's EBITDA, and (vii) such as other benefits as the Company may provide for its officers in the future.

          Merrill Reuter, M.D. Advanced Orthopedics of South Florida, Inc. ("AOSF"), a wholly-owned subsidiary of the Company, Inc. entered into an employment agreement with Merrill Reuter, M.D. to serve as its President and Medical Director for an initial term expiring on December 31, 2009. The principal terms of Dr. Reuter's employment agreement are as follows: (i) an annual salary of $300,000 during the first five years of the agreement, and $500,000 per year for each year thereafter; (ii) stock options to purchase shares of the Company's common stock as approved by the stock option committee of the Company; and (iii) health and disability insurance coverage. In the event that AOSF terminates the agreement "Without Cause" or Dr. Reuter terminates the agreement "For Cause", Dr. Reuter will receive a lump sum severance payment of $500,000.

          Ron Riewold. PainCare Management Services, Inc. ("PCMS"), a wholly owned subsidiary of the Company entered into an employment agreement with Ron Riewold to serve as Chief Executive Officer and President of PCMS for an initial term of five years expiring on March 31,

2006. Effective February 7, 2003 Mr. Riewold was elected President of the Company by the Board. For details with respect to Mr. Riewolds election, please see the Company's Form 8-K filed with the SEC on February 24, 2003


Item 11. Security Ownership of Management and Principal Stockholders

          The following table sets forth certain information as of December 31, 2002 as to the number of shares of the Company common stock that will be beneficially owned by: (i) each person that will beneficially owns more than 5% of the outstanding shares of the Company common stock; (ii) each director of the Company; (iii) the Chief Executive Officer and the four other most highly compensated executive officers of the Company; and (iv) the Company executive officers and directors as a group.

          The holders listed below will have sole voting power and investment power over the shares beneficially held by them. The table below includes shares subject to options, warrants and convertible notes.

Beneficial Ownership (1)
Name of Beneficial Owner       Shares    Percent           Current Position
------------------------     ---------   -------   ---------------------------------------
Merrill Reuter, M.D. (2)       2,308,966    11.2%    Chairman of the Board, President - AOSF
Peter Rothbart, M.D. (3)         563,133     2.7%    Director
Randy Lubinsky (4)             1,237,840     6.0%    CEO and Director
Jay Rosen, M.D. (5)              400,000     1.9%    President and Director
Mark Szporka (6)               1,377,340     6.7%    CFO and Director
Ron Riewold (7)                  925,000     4.8%    CEO/President, PCMS and Director
Arthur J. Hudson (8)             470,000     2.3%    Director
Robert Fusco (9)                  70,000     .08%    Director
Andrea Trescott, M.D (10)      1,000,000     4.8%    President - PRNI
Antonio DiSclafani, M.D. (11)  1,538,461     7.4%

All officers, directors        9,890,740    47.8%
and affiliates as a group
(10 persons)

(1) Based on an aggregate of 15,576,640 share of the Company's common stock outstanding, and giving effect to the exercise of 2,910,000 stock options that have been vested, the exercise of 996,000 warrants which have been vested, conversion of $1,651,219 in convertible debentures which can be converted into 1,203,736 common, which results in an aggregate of 20,686,376 shares.

(2) Includes the impact of the completion of the Merger Agreement on January 1, 2001 between PainCare Acquisition Company I, Inc., a subsidiary of the Company, and Advanced Orthopaedics of South Florida, Inc., of which Dr. Reuter is a shareholder, at which time Dr. Reuter received 1,850,000 shares of Company common stock and $1,200,000 in convertible debentures with a conversion price of $2 per share into 600,000 common shares, of which $917,933 in convertible debentures, convertible into 458,966 shares was outstanding as of December 31, 2002. Does not include the impact of conversion of $350,000 of convertible debentures, at a conversion price of $2 per share, which debentures will be earned next year if certain earnings targets are satisfied.

(3) Includes 210,000 shares which were obtained as a result of the November 1, 2000 consulting agreement between PainCare, Inc. and Peter Rothbart, M.D. Includes 70% of conversion of $134,475 of convertible debentures, at an estimated conversion price of $1 per share, which was part of the consideration of the acquisition of the outstanding shares of Rothbart Pain Management Clinic Inc. by PainCare, Inc. on December 1, 2000 and 70% of the conversion of $170,000 which was earned with respect to such acquisition as of December 31, 2002. These shares are beneficially owned by Carol Rothbart, wife of Peter Rothbart, M.D. Does not include the impact of 70% of $170,000 of common stock of the Company at market rates, which stock will be earned next year if certain earnings targets are satisfied. Includes Plan options to acquire 140,000 shares for Dr. Rothbart, at an exercise price of $0.05 per share, which options are fully vested as part of being appointed to the board of directors.

(4) Includes Plan options to acquire 200,000 shares of the Company's common stock at $0.05 per share and plan options to acquire 400,000 shares of the Company's common stock at $1.00 per share, which options are fully vested.

(5) Includes Plan options to acquire 200,000 shares of the Company's common stock at $0.05 per share, which options are fully vested.

(6) Includes Plan options to acquire 200,000 shares of the Company's common stock at $0.05 per share, and plan options to acquire 400,000 shares of the Company's common stock at $1.00 per share, which options are fully vested.

(7) Includes warrants to acquire 25,000 shares of the Company's common stock at $0.75 per share and Plan options to acquire 775,000 shares of the Company's common stock at $1.00 per share, which options are fully vested.

(8) Includes Plan options to acquire 70,000 shares of the Company's common stock at $0.70 per share for being appointed to the board of directors and Plan options to acquire 100,000 shares of the Company's common stock for supply the financing for the acquisition of Pain and Rehabilitation Network, Inc.

(9) Includes Plan options to acquire 70,000 shares of the Company's common stock at $0.70 per share for being appointed to the board of directors.

(10) Includes the impact of the completion of the Merger Agreement on December 12, 2002 between PainCare Acquisition Company II, Inc., a subsidiary of the Company, and Pain and Rehabilitation Network, Inc., at which time Dr. Trescot received 1,000,000 shares of the Company's common stock and $1,000,000 in cash. Does not include the input of $1,000,000 of common stock of the Company, ($333,333 at $1.00 per share and $666,667 at market rates) which will vest over three years if certain earnings targets are satisfied.

(11) Dr. DiSclafani and a family trust acquired these shares in the Company's private placement of its common shares in the fourth quarter of 2002.

Item 12. Transactions with Management and Other Related Parties

          From January 1, 2000 through November 30, 2000, PainCare, Inc. paid management fees in the amount of $75,000 to Quest Capital Partners, LC ("Quest"), an entity controlled by the Company's Chief Executive Officer, Randy Lubinsky, and Chief Financial Officer, Mark Szporka. These payments were in lieu of the payment of salaries to these two individuals. Based on the employment contracts entered into between the Company and Mr. Lubinsky and Mr. Szporka on August 1, 2000, these two individuals received accrued payments totaling $42,500 collectively, which payments were received in 2002.

          From July, 2000 through November, 2000, Quest entered into a management services agreement with Advanced Orthopedics of South Florida, Inc. During that period of time, Quest received management fees of $45,000. There is no ongoing arrangement for these services as this relationship was terminated effective November 30, 2000.

          From July, 2000 through November, 2000, Quest entered into a management services agreement with Rothbart Pain Management Clinic Inc. During that period of time, Quest accrued fees and expenses totaling $41,270. To date, Quest has received $2,587 from Rothbart, and is still owed $38,683 in management fees and expenses as of December 31, 2002. It is expected that these fees and expenses will be paid once cash is available. There is no ongoing arrangement for these services as this relationship was terminated effective November 30, 2000.

          On December 1, 2000, Peter Rothbart, M.D. was appointed to the board of directors of the Company. In consideration for performing these services, he was granted options to acquire 140,000 shares of common stock of the Company at an exercise price of $.05 per share. These option shares are fully vested and are exercisable for HelpMate common shares for a period of five years. On December 1, 2000, the Company entered into a Share Purchase Agreement to acquire 51% of the outstanding shares of Rothbart Pain Management Clinic Inc., of which Dr. Rothbart is a director of Rothbart. On March 1, 2001, the Company acquired the remaining 49% of the outstanding shares of Rothbart from Naomi Investments Limited. Dr. Rothbart was not involved in negotiating or approving the transaction on behalf of the Company. In the event any conflict were to arise regarding the purchase of the Rothbart shares, Dr. Rothbart will be unable to cast a vote or exert any influence with respect to those issues.

          On December 12, 2002, Arthur Hudson, a member of the Board of Directors, provided the Company with $952,599 debt financing for the acquisition of Pain and Rehabilitation Network, Inc. The terms of the loan from Mr. Hudson require the Company to make monthly interest payments at the annual rate of 8% with the entire principal and unpaid interest due on December 31, 2004. On December 31, 2002, there was $606,050 outstanding on this loan which was subsequently paid in full in the first quarter of 2003. In addition, the Company issued Mr. Hudson a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.70 per share.

Item 13. Exhibits and Reports on Form 8-K

(a)  Documents filed as part of this Report.

1.   Financial Statements (appearing at the end of this Report)

     Index to Financial Statements                                        F-1

     Report of Independent Certified Public Accountants Parks, Tschopp,
     Whitcomb & Orr, PA                                                   F-2

     Consolidated Balance Sheets
     As of December 31, 2002 and 2001                                     F-3

     Consolidated Statements of Operations
     For The Years Ended December 31, 2002 and 2001                       F-4

     Consolidated Statements of Cash Flows
     For The Years Ended December 31, 2002 and 2001                       F-5

     Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 2002 and 2001                       F-6

     Notes To Consolidated Financial Statements
     December 31, 2002 and 2001                                           F-7

2.   Exhibits

INDEX TO EXHIBITS

NO.  DESCRIPTION OF EXHIBIT


3.01        Articles of Incorporation+
3.02        By-Laws+
4.1         2000 Stock Option Plan of PainCare, Inc.+
4.2         2001 Stock Option Plan of PainCare, Inc.+
10.01 Agreement and Plan of Reorganization By and Among Helpmate Robotics, Inc., HelpMate Robotics Subsidiary, Inc. and PainCare, Inc.+
10.02 Agreement to Extend Closing By and Among Helpmate Robotics, Inc., Helpmate Robotics Subsidiary, Inc. and PainCare, Inc.+
10.03 Employment Agreement by and between PainCare, Inc. and Randy Lubinsky dated August 1, 2001 +
10.04 Employment Agreement by and between PainCare, Inc. and Jay Rosen, M.D dated October 1, 2001 +
10.05 Employment Agreement by and between PainCare, Inc. and Mark Szporka dated August 1, 2001 +
21.1        Subsidiaries of the Company
99.1        Certification Pursuant to 18 U.S.C. ss. 1350 of Chief Executive
            Officer
99.2        Certification Pursuant to 18 U.S.C. ss. 1350 of Chief Financial
            Officer

+       Previously Filed with the SEC with the Company's Form S-4 on January 4,
        2002

          All Exhibits except as otherwise noted below are filed with this Form 10-KSB

     (b)  Reports on Form 8-K

          Form 8-K filed with the Commission on February 25, 2003.

          Form 8-K filed with the Commission on December 27, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) related to the Company as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in periodic SEC filings.

(b) Changes in internal controls

          There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Chief Executive Officer's and Chief Financial Officer's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PAINCARE HOLDINGS, INC.


Date: March 24, 2003                        By: /s/ RANDY LUBINSKY
                                            ------------------------------------
                                            Chief Executive Officer and Director


Date: March 24, 2003                        By: /s/ MARK SZPORKA
                                            ------------------------------------
                                            Chief Financial Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                   Title                 Date
       ---------                   -----                 ----

/s/ RON RIEWOLD            President and Director   March 24, 2003
---------------


/s/ JAY ROSEN, M.D.        Director                 March 24, 2003
-------------------


/s/ MERRILL REUTER, M.D.   Director                 March 24, 2003
------------------------


/s/ ARTHUR J. HUDSON       Director                 March 24, 2003
--------------------


/s/ ROBERT FUSCO           Director                 March 24, 2003
------------------


/s/ PETER ROTHBART, M.D.   Director                 March 24, 2003
------------------------

                                    PART F/S
                             PAINCARE HOLDINGS, INC.
                                    CONTENTS

Index to Financial Statements                                             F-1

Report of Independent Certified Public Accountants Parks, Tschopp,
Whitcomb & Orr, PA                                                        F-2

Consolidated Balance Sheets
As of December 31, 2002 and 2001                                          F-3

Consolidated Statements of Operations
For The Years Ended December 31, 2002 and 2001                            F-4

Consolidated Statements of Cash Flows
For The Years Ended December 31, 2002 and 2001                            F-5

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2002 and 2001                            F-6

Notes To Consolidated Financial Statements
December 31, 2002 and 2001                                                F-7

                          Independent Auditors' Report

The Board of Directors
PainCare Holdings, Inc.:

We have audited the accompanying restated consolidated balance sheets of PainCare Holdings, Inc. as of December 31, 2002 and 2001, and the related restated consolidated statements of operations, stockholder's equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PainCare Holdings, Inc., as of December 31, 2002 and 2001, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

March 6, 2003
Maitland, Florida

                                         Parks, Tschopp, Whitcomb, and Orr, P.A.

                             PAINCARE HOLDINGS, INC.

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

                                                                                      Restated
                                                                           2002         2001
                                                                       -----------   -----------
                                     Assets

Current assets:
   Cash                                                                $ 2,078,684   $   344,655
   Accounts receivable                                                   2,781,094     1,183,321
   Due from shareholder (Note 14)                                          339,325       339,325
   Note Receivable                                                         100,316            --
   Deposits & prepaid expenses                                             138,519            --
                                                                       -----------   -----------

      Total current assets                                               5,437,938     1,867,301

   Furniture and equipment, net (note 3)                                 3,012,615       839,176
   Goodwill (note 4 and 8)                                               5,012,552     3,408,355
   Other assets                                                            203,822       100,324
                                                                       -----------   -----------
      Total assets                                                     $13,666,927     6,215,156
                                                                       ===========   ===========

                    Liabilities and Stockholders' Equity
Liabilities:
   Current portion of notes payable (note 5)                           $   320,123       154,900
   Accounts payable and accrued expenses                                   529,031       885,952
   Current portion of convertible debentures (note 6)                      987,164     1,016,546
   Current portion of capital lease obligations (note 7)                   445,549        74,518
                                                                       -----------   -----------
      Total current liabilities                                          2,281,867     2,131,916

Notes payable, less current portion (note 5)                             1,009,391        33,334
Convertible debentures (note 6)                                            664,055     1,154,074
Shareholder loan                                                             1,890            --
Capital lease obligations, less current portion (note 7)                 2,155,733       441,326
                                                                       -----------   -----------
      Total liabilities                                                  6,112,936     3,760,650
                                                                       -----------   -----------

Stockholders' Equity:
   Common stock, $.0001 par value. Authorized 75,000,000
      shares; issued and outstanding 15,576,640 and 7,725,357 shares         1,557           772
   Preferred stock, $.0001 par value. Authorized 10,000,000
      shares; issued and outstanding -0- shares                                 --            --
   Additonal paid in capital                                             7,019,246     2,640,689
   Retained earnings (accumulated deficit)                                 556,487      (148,547)
   Cumulative translation adjustments                                      (23,299)      (38,408)
                                                                       -----------   -----------

      Total stockholders' equity                                         7,553,991     2,454,506
                                                                       -----------   -----------
Commitments (note 5, 6 and 10)

      Total liabilities and stockholders' equity                       $13,666,927   $ 6,215,156
                                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

                             PAINCARE HOLDINGS, INC.

                      Consolidated Statements of Operations

                     Years ended December 31, 2002 and 2001

                                                                       Restated
                                                            2002         2001
                                                        -----------   ----------
Revenues:
   Patient Services                                     $ 4,522,987   $3,980,227
   Management Fees                                        2,974,955      871,926
                                                        -----------   ----------
      Total Revenues                                      7,497,942    4,852,153
                                                        -----------   ----------

                                                        -----------   ----------
Cost of sales                                             2,698,450    2,113,695
                                                        -----------   ----------

         Gross profit                                     4,799,492    2,738,458

General and administrative                                3,468,515    2,151,046
Depreciation expense                                        206,949       61,917
                                                        -----------   ----------

         Operating income (loss)                          1,124,028      525,495

Interest expense                                            358,546      179,691
Other income (note 9)                                       173,992           --
                                                        -----------   ----------

         Income (loss) before income taxes                  939,474      345,804

Provision for income taxes (note 17)                        234,440           --
                                                        -----------   ----------

            Net income (loss)                           $   705,034   $  345,804
                                                        ===========   ==========

Basic earnings per share                                $      0.07   $     0.05
                                                        ===========   ==========

Basic weighted average shares outstanding                10,591,258    7,402,190
                                                        ===========   ==========

Diluted earnings per share                              $      0.06   $     0.04
                                                        ===========   ==========

Diluted weighted average shares outstanding              12,583,653    9,118,856
                                                        ===========   ==========

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2002 and 2001

                                                                                             Restated
                                                                                   2002        2001
                                                                               -----------   ---------
Cash flows from operating activities:
   Net income                                                                  $   705,034   $ 345,804
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Stock issued for service                                                       --      10,000
         Depreciation and amortization                                             206,949     287,395
         Cumulative translation adjustments                                        (23,299)    (23,724)
         Change in operating assets and liabilities, net of assets acquired:
            Accounts receivable                                                 (1,597,773)   (202,658)
            Other assets                                                          (103,498)    (88,788)
            Accounts payable                                                      (356,921)    595,792
                                                                               -----------   ---------
               Net cash provided by (used in) operating activities              (1,169,508)    923,821
                                                                               -----------   ---------
Cash flows from investing activities:
   Purchase of furniture and equipment                                             (77,260)   (355,793)
   Payment of debentures                                                          (432,645)   (363,700)
                                                                               -----------   ---------
               Net cash used in investing activities                              (509,905)   (719,493)
                                                                               -----------   ---------
Cash flows from financing activities:
   Proceeds from issuance of debentures                                                 --     445,709
   Net proceeds from issuance of common stock                                    1,301,134     (14,300)
   Net proceeds from issuance of common stock
      for conversion of convertible preferred                                    1,505,277          --
   Net proceeds from notes payable                                               1,102,599          --
   Shareholder loans                                                                (1,890)   (360,033)
   Payments on notes payable                                                      (493,678)    (41,660)
                                                                               -----------   ---------
               Net cash provided by financing activities                         3,413,442      29,716
                                                                               -----------   ---------
               Net increase in cash                                              1,734,029     234,044
Cash at beginning of period                                                        344,655     110,611
                                                                               -----------   ---------
Cash at end of period                                                          $ 2,078,684   $ 344,655
                                                                               ===========   =========
Supplementary disclosure of cash flow information:
   Cash paid during the year for interest                                      $   358,546   $ 179,691
                                                                               ===========   =========

Supplementary disclosure of non-cash flow information:
   During 2001, the Company issued $1,690,000 of convertible debentures in connection with the acquisition of Rothbart and AOSF. The Company financed MEDX and other equipment under capital lease agreements with financing companies of $2,132,309 in 2002, and $515,844 in 2001.

See accompanying notes to consolidated financial statements.

                             PAINCARE HOLDINGS, INC.

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 2002 and 2001

                                        Common Stock       Additional                 Cumulative       Total
                                     -------------------     Paid in    Accumulated   Translation   Stockholders'
                                       Shares     Amount     Capital      Deficit     Adjustments      Equity
                                     ----------   ------   ----------   -----------   -----------   -------------
Balances at December 31, 2000         5,366,357   $  536      375,225     (494,351)     (14,684)       (133,274)
Common stock issued in acquisition    1,850,000      185    1,849,815           --           --       1,850,000
Common stock issued in acquisition      250,000       25      196,175           --           --         196,200
Common stock issued for cash             79,000        8       39,492           --           --          39,500
Common stock issued for services         10,000        1        9,999           --           --          10,000
Common stock issued for earnout         170,000       17      169,983           --           --         170,000
Foreign currency translation                 --       --           --           --      (23,724)        (23,724)
Net income                                   --       --           --      345,804           --         345,804
                                     ----------   ------    ---------     --------      -------       ---------
Balances at December 31, 2001         7,725,357      772    2,640,689     (148,547)     (38,408)      2,454,506
Common stock issued for earnout         163,333       16      163,317           --           --         163,333
Common stock issued in merger           900,122       90      239,508           --           --         239,598
Common stock issued for conversion                                              --           --              --
   of convertible preferred           2,979,526      298    1,504,979                                 1,505,277
Common stock issued for cash          2,538,461      254    1,300,880           --           --       1,301,134
Common stock issued in acquisition    1,000,000      100      999,900           --           --       1,000,000
Common stock issued for earn out        269,841       27      169,973           --           --         170,000
Foreign currency translation                 --       --           --           --       15,109          15,109
Net income                                   --       --           --      705,034           --         705,034
                                     ----------   ------    ---------     --------      -------       ---------
Balances at December 31, 2002        15,576,640   $1,557    7,019,246      556,487      (23,299)      7,553,991
                                     ==========   ======    =========     ========      =======       =========

See accompanying notes to consolidated financial statements

                             PAINCARE HOLDINGS, INC.

                          Notes to Financial Statements

                                December 31, 2002

(1)  Summary of Significant Accounting Policies

     History of the Company

          The Company was initially incorporated in State of Connecticut in May, 1984 under the name of HelpMate Robotics, Inc. Prior to the sale of its business in December 1999, HelpMate was primarily engaged in the design, manufacture, and sale of HelpMate's flagship product, the HelpMate's courier system, a trackless robotic courier used primarily in the health care industry to transport materials. On December 30, 1999, HelpMate sold substantially all of its assets to Pyxis Corporation ("Pyxis").

          Following the sale to Pyxis in December 1999, HelpMate's business plan was to effect a business combination with an operating business, which HelpMate believed to have the potential to increase stockholder value.

          On December 20, 2001, HelpMate entered in an Agreement and Plan of Merger with PainCare, Inc., a Nevada corporation (the "Merger Agreement"), which was consummated on July 17, 2002 (the "Merger"). Pursuant to the Merger, PainCare, Inc. became a wholly-owned subsidiary of HelpMate. In connection with the Merger, the shareholders of PainCare, Inc. received voting common stock of HelpMate.

     History of PainCare, Inc.

          PainCare, Inc. was incorporated in the State of Nevada on February 19, 1997, under the name of Hi-Profile Corporation. PainCare, Inc. had approximately 128 shareholders of record prior to the Merger with HelpMate. The combined Company now has approximately 1,200 shareholders of record.

          PainCare, Inc. was reorganized in the fall of 2000 for the purpose of establishing a North American network of pain management, minimally invasive surgery and orthopedic rehabilitation centers.

          On December 1, 2000, PainCare, Inc. acquired 51% of the outstanding shares of Rothbart Pain Management Clinic Inc. ("Rothbart"). Rothbart was incorporated in Ontario, Canada in November, 1994. Rothbart is one of the largest providers of pain management services in Canada with over 14 pain management physicians practicing in its center. On March 1, 2001, PainCare, Inc. acquired the remaining 49% of the outstanding shares of Rothbart.

          On January 1, 2001, PainCare, Inc. closed a merger pursuant to a merger agreement by and among PainCare, Inc., its wholly-owned subsidiary, PainCare Acquisition Company I, Inc. ("PNAC I"), and Advanced Orthopedics of South Florida, Inc.("AOSF"), a Florida corporation. AOSF is an orthopedic surgery, pain management and orthopedic rehabilitation center located in Lake Worth, Florida.

          PainCare, Inc. through PainCare Management Services, Inc. ("PCMS"), a wholly owned subsidiary of PainCare, Inc. entered into on March 1, 2001 a lease agreement with MedX 96, Inc. ("MedX"), whereby MedX will supply rehabilitation equipment to PCMS in exchange for 15% of the net revenues of PCMS. The mission of PCMS is to deliver a turnkey musculoskeletal rehabilitation program for select orthopedic surgeon practices. The lease was subsequently amended on May 1, 2002.

          On August 31, 2001, PainCare, Inc. consummated the closing of an Asset Purchase Agreement with Perry Haney, M.D., whereby PainCare, Inc. acquired certain assets used by Dr. Haney in his pain management practice located in Aurora, Colorado. Pursuant to a Management Agreement between PainCare, Inc. and Dr. Haney, PainCare, Inc. provides Dr. Haney's practice with various business, administrative and management services including support services, non-professional personnel, office space, management, administration, marketing, advertising, billing, collection, and financial record keeping services.

          On July 17, 2002 PainCare, Inc. consummated the Merger with HelpMate.

     The Merger

          As indicated above, on December 20, 2001, HelpMate Robotics, Inc. entered in a Merger Agreement with PainCare, Inc. whereby a wholly-owned subsidiary of HelpMate, formed for the purpose of the Merger, would merge into PainCare, Inc. and PainCare, Inc. would become a subsidiary of HelpMate. The shareholders of PainCare, Inc. would receive voting common stock of HelpMate. In connection with the Merger, the companies filed a Form S-4 with the SEC which was effective on July 12, 2002. Immediately thereafter, a Certificate of Merger was filed with the Secretary of State of the State of Connecticut and Articles of Merger were filed with the Secretary of State of the State of Nevada. The Merger became effective on July 17, 2002.

          The Merger was accounted for in accordance with accounting principles generally accepted in the United States. No goodwill or intangibles were recorded because the merger is essentially a recapitalization transaction and has been accounted for in a manner similar to a reverse acquisition, identifying PainCare, Inc. as the accounting acquirer.

          Holders of PainCare, Inc. common stock received shares of HelpMate common stock at a conversion rate of one (1) share of HelpMate common stock for each one share of PainCare, Inc. common stock surrendered. As of the date the Merger was consummated there were 7,555,357 shares of PainCare's common stock issued and outstanding. Holders of PainCare,

          Inc. options, warrants and other derivatives have the right to exercise those derivatives for HelpMate's common stock.

          HelpMate had 900,122 shares of common stock outstanding as of the date of the Merger. There were no other shares of HelpMate capital stock or derivatives issued or outstanding.

          In summary, PainCare, Inc. security holders received an aggregate of 11,789,816 shares of HelpMate common stock in the merger, or approximately 93% of the issued and outstanding shares of HelpMate common stock, assuming the exercise or conversion of all issued and outstanding PainCare, Inc. stock options, warrants and convertible notes.

          On November 8, 2002, the Board of Directors and shareholders approved an amendment to the Company's Certificate of Incorporation for the purpose of changing the name of the Company from HelpMate Robotics, Inc. to PainCare Holdings, Inc. This name change reflects the revised strategic vision and marketing strategy of the Company following the completion in July 2002 of the merger with PainCare, Inc. In conjunction with the Company name change, the trading symbol for the Company's common stock changed from "HMRB" to "PANC" in December 2002. The currently outstanding stock certificates evidencing shares of the Company's common stock bearing the name "HelpMate Robotics, Inc." will continue to be valid and represent shares of the Company following the name change. All shares issued after November 8, 2002, will be issued bearing the new name.

          On November 8, 2002, the Board of Directors and shareholders approved a proposal to change the Company's state of incorporation from Connecticut to Florida. The Board of Directors believe that this change in domicile is in the best interests of the Company and its shareholders. The Reincorporation was effected by merging the Company with and into PainCare Holdings, Inc., a Florida corporation, a corporation formed by the Company for the purpose of the Reincorporation.

          On December 12, 2002, the Company completed the acquisition of the outstanding capital stock of Pain and Rehabilitation Network, Inc., a pain management physician practice headquartered in Orange Park, Florida. The capital stock was acquired from Andrea Trescot, M.D., the sole shareholder. Dr. Trescot had no prior relationships with the Company.

          The purchase price consisted of $1,000,000 in cash and 1,000,000 shares of the Company's common stock valued at $1.00 per share. The Company may also make additional payments of up to $2,000,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Pain and Rehabilitation Network, Inc. from the proceeds of a debt financing obtained from Arthur J. Hudson, a director of the Company. The terms of the loan from Mr. Hudson require the Company to make monthly interest payments at the annual rate of 8% with the entire principal and unpaid interest due on December 31, 2004. In addition, the Company issued Mr. Hudson a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.70 per share.

     (b)  Property and equipment

          Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets which range from three to five years, using the straight-line method.

     (c)  Income taxes

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in the period that includes the enactment date.

     (d) Financial Instruments Fair Value, Concentration of Business and Credit Risks

          The carrying amount reported in the balance sheet for cash and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. Fair values for convertible debentures and shareholder loans were based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities, and approximate carrying value.

     (e)  Use of Estimates

          Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (f)  Cash Flows

          For purposes of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (g)  Preferred Stock

          The Board of Directors is expressly authorized at any time to provide for the issuance of shares of Preferred Stock in one or more series, with such voting powers, full or limited, but not to exceed one vote per share, or without voting powers, and with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions, as shall be fixed and determined in the resolution or resolutions providing for the issuance thereof adopted by the Board of Directors.

     (h)  Revenue Recognition

          Revenue from management fees is recognized under the terms of the contract which is as the services are performed. Patient service revenue is recognized at the time the service is performed at the estimated net realizable amounts from patients, third-party payors and others for services rendered. The Company is a provider under the Medicare program and various other third-party payor arrangements which provide for payments to the Company at amounts different from its established rates. Provisions for estimated third-party payor settlements, if necessary, are provided in the period the related services are rendered.

          Changes in the allowance for credit losses and contractual allowance for the years ended December 31, were as follows:

                                                                        2002          2001
                                                                     -----------   -----------
          Balance at beginning of year (including balances
             from purchased business combination)                    $ 1,149,220   $ 1,182,352

          Provision for credit losses and contractual allowance        6,675,955     4,745,336
          Charge offs                                                 (5,263,370)   (4,808,468)
                                                                     -----------   -----------

          Balance at end of year                                     $ 2,561,805   $ 1,149,220
                                                                     ===========   ===========

(2)  Stock Options and Warrants

          The Company's Board of Directors has adopted a Stock Option Plan (the
          Plan) which authorizes the issuance of options to acquire up to 5,000,000 shares of the Company's common stock to employees and Directors. Options granted under the Plan have exercise prices not less than the fair market value of the underlying stock at the date of grant as determined by the Company's Board of Directors. The number of shares, terms and exercise period of options and warrants granted under the Plan are determined by the Company's Board of Directors on a case-by-case basis. The Company has granted 4,170,000 options of common stock to employees and directors. Additionally, the Company has granted 996,000 warrants of which 25,000 were to employees and 971,000 were to non-employees.

          The acquisition of AOSF on January 1, 2001 established a contractual stock price of $1.00 per share. All stock issued for services in 2001 was valued by the Company at $1.00 per share. All options and warrants granted in 2002 were at or above fair market value, therefore these options and warrants were deemed by the Company to have no value at time of grant.

          In August 2000, the Board adopted a Year 2000 Stock Option Plan
     (the "Plan"), pursuant to which it authorized and granted the Company options to purchase up to 2,000,000 shares of the Company's common stock. The exercise price shall not be less than the fair market value of the underlying common stock on the grant date and no option may be exercised beyond five years from the grant date.

     In August 2001, the Board adopted a Year 2001 Stock Option Plan, which authorizes 3,000,000 shares of common stock available for grants to the Company's officers, directors, and employees. The exercise price shall be at least equal to the fair market value of the underlying common stock on the grant date and no option may be exercised beyond five years from the grant date.

     Had total compensation expense been calculated using SFAS 123, the Company's net loss and loss per common share for the years ended December 31, 2002 and 2001, would have been changed to the following pro forma amounts:

                                            2002       2001
                                          --------   --------
     Net income:            As reported   $705,034   $345,804
                            Pro forma     $363,325   $345,804
     Diluted earnings
        per common share:   As reported   $   0.06   $   0.04
                            Pro forma     $   0.03   $   0.04

     The weighted average fair value of options granted is estimated on the date of the grant using the Black-Scholes option pricing model for employee and non-employee options with the following assumptions for the years ended December 31, 2001 and 2000:

                                2002      2001
                               -------   -------
     Risk-free interest rate   4.5%      5.0%
     Expected life             5 years   5 years
     Volatility                50%       50%
     Dividend yield            0.00%     0.00%

     A summary of options granted to purchase common stock under the Company's 2001 and 2000 Stock Plans are presented below:

                                                          Weighted
                                                          Average
                      2002                   Shares    Exercise Price
     -----------------------------------   ---------   --------------

     Outstanding as of December 31, 2000     800,000       $0.05
        Granted                              775,000        1.00
        Exercised                                -0-         -0-
                                           ---------       -----
     Outstanding as of December 31, 2001   1,575,000       $0.52
                                           =========       =====
        Granted                            2,595,000        0.88
        Exercised                                -0-         -0-
        Forfeited                                -0-         -0-
                                           ---------       -----
     Outstanding as of December 31, 2002   4,170,000       $0.74
                                           =========       =====

     Options exercisable at year-end       2,910,000       $0.63
                                           =========       =====

(3)  Furniture, Equipment and Leasehold Improvements

          Furniture, equipment and leasehold improvements, stated at cost at December 31, consisted of:

                                             2002        2001
                                          ----------   --------

          Furniture                       $  143,539   $ 60,646
          Medical equipment                3,121,647    855,047
          Leasehold improvements              29,602     28,439
                                          ----------   --------

                                           3,294,788    944,132
          Less accumulated depreciation      282,173    104,956
                                          ----------   --------

                                          $3,012,615   $839,176
                                          ==========   ========

(4)  Goodwill

          In connection with the Advanced Orthopaedics of South Florida, Rothbart, and Pain and Rehabilitation Network, Inc. acquisitions, consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately $4,300,000. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill. At each balance sheet date, management assesses whether there has been any permanent impairment in the value of intangibles. The factors considered by management include trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. No impairment losses have been recognized in any of the periods presented.

          In January 2002, contingent consideration was paid on the Advanced Orthopaedics of South Florida acquisition in the amount of $350,000 in the form of a convertible debenture. This resulted in a $350,000 increase to goodwill. In March 2002, contingent consideration was paid on the Rothbart acquisition in the amount of $163,333 in the form of 163,333 shares of common stock. This resulted in a $163,317 increase to goodwill. In December 2002, contingent consideration was paid on the Rothbart acquisition in the amount of $170,000 in the form of 269,841 shares of common stock. This resulted in a $169,973 increase to goodwill.

          In June 2001, FASB issued Statement of Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Effective July 1, 2002, the Company will adopt SFAS 142.

                                                           2002         2001
                                                        ----------   ----------
          Goodwill                                      $5,238,030   $3,633,833
          Accumulated amortization                        (225,478)    (225,478)
                                                        ----------   ----------

                                                        $5,012,552   $3,408,355
                                                        ==========   ==========

(5)  Long-Term Debt

     Long-term debt consists of the following at December 31:

                                                                 2002        2001
                                                              ----------   --------
     Note payable to finance company, secured by equipment
     and receivables. Due in monthly installments of $4,167
     plus interest at 8.5% through August 2007.               $  497,788   $ 83,334

     Note payable to director, interest bearing 8% paid
     monthly, due December 31, 2004.                             606,050          0

     Notes payable, interest bearing at 6%, due on demand.       225,676    104,900
                                                              ----------   --------

                                                               1,329,514    188,234
                                                              ----------   --------

     Less current installments                                   320,123    154,900
                                                              ----------   --------

                                                              $1,009,391   $ 33,334
                                                              ==========   ========

(6) Debentures

                                                                 2002        2001
                                                              ----------   --------
     9% convertible debenture payable over four years in
     equal installments of $25,000 per month, beginning
     February 1, 2001, plus interest. Convertible at a rate
     of one share for

     each $2 value of convertible debentures outstanding at
     date of conversion.                                                                $  917,933   $  950,000

     7% convertible debentures payable over three years in equal monthly installments. Convertible into common shares of the Company at any time derived by dividing the remaining face amount of the debenture by the then current market value of trading shares. (Convertible into 774,911 and 533,286 shares,
     based on estimated market value of $1 per share.                                      533,286      774,911

     8% convertible debentures due March 31, 2003. Convertible at a rate of one share
     for each $1 value of convertible debentures outstanding.                              200,000      300,000

     10%  convertible  debenture due April 1, 2002.  Convertible  at a rate of
     one share for each $1 value of convertible debentures outstanding.                          0      145,709
                                                                                        ----------   ----------
                                                                                         1,651,219    2,170,620
     Less current installments                                                             987,164    1,016,546
                                                                                        ----------   ----------
                                                                                        $  664,055   $1,154,074
                                                                                        ==========   ==========

          At December 31, 2002, the aggregate annual principal payments, with respect to the obligations existing at that date as described above, are as follows:

          Year ending December 31:
          ------------------------

                2003                 $  987,164
                2004                    452,053
                2005                    116,667
                2006                     95,335
                                     ----------
                                     $1,651,219
                                     ==========

(7)  Leases

          The Company is currently leasing its MEDX machines under capital lease agreements and its offices and clinics under operating leases which expire at various dates.

          At December 31, 2002, future minimum annual rental commitments under noncancellable lease obligations are as follows:

                                                         Capital     Operating
     Year-ending December 31:                        Leases      Leases
     ------------------------                      ----------   ---------

               2003                                $  694,650    298,300
               2004                                   752,715    211,900
               2005                                   740,413    204,000
               2006                                   678,903    204,000
               2007                                   458,866     94,000
            Thereafter                                 20,025    564,000
                                                   ----------
     Total minimum lease payments                   3,345,572

     Less amounts representing interest
        (at rates of 9.5% to 9.9%)                    744,290
                                                   ----------
     Present value of net minimum lease payments    2,601,282

     Less current portion                             445,549
                                                   ----------
     Capital lease obligations - long-term         $2,155,733
                                                   ==========

     Rent expense for operating leases, including month to month leases, was $275,118 and $24,337 for the years ended December 31, 2001 and 2000, respectively.

(8)  Acquisitions

          On December 1, 2000 the Company acquired 51% of the outstanding shares of Rothbart Pain Management Clinic, Inc. (Rothbart), which is incorporated in Ontario, Canada. PainCare purchased 51% of the outstanding stock of Rothbart from certain shareholders in exchange for $510,000 in a convertible debenture with an interest rate of 7% and convertible at the fair market value of outstanding shares at the time of conversion. The interest and principal on the convertible debenture will be paid over a three-year period in equal monthly installments after an initial payment of $100,000 was paid on December 1, 2000. The 51% shareholders of Rothbart may earn up to $510,000 in additional consideration based on the future earnings of Rothbart. The remaining 49% of the outstanding shares of Rothbart was acquired from Naomi Investments Limited (Naomi) on March 1, 2001 in exchange for $490,000 in a convertible debenture with an interest rate of 7% and a conversion feature equal to fair market value. The interest and principal on the convertible debenture will be paid over a three-year period in equal monthly installments. The Naomi shareholders may earn up to $490,000 in additional consideration based on the future earnings of Rothbart. Rothbart is one of the largest providers of pain management services in Canada with over 14 pain management physicians practicing in the center. Rothbart Pain Management Clinic, Inc., purchase of 51% of stock of Rothbart by PainCare, dated 12/1/00. Utilized purchase method of accounting.

               Purchase price allocation:

               Consideration (convertible debenture)   $510,000
               Net assets of Rothbart                   (59,411)
                                                       --------
               Goodwill                                $450,589
                                                       ========

          Rothbart Pain Management Clinic, Inc., purchase of 49% of stock of Rothbart by PainCare, dated 3/1/01. Utilized purchase method of accounting.

               Purchase price allocation:

               Consideration (convertible debenture)   $490,000
               Net assets of Rothbart                        --
                                                       --------
               Goodwill                                $490,000
                                                       ========

          On January 1, 2001, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company I, Inc. (PNAC I), and Advanced Orthopaedics of South Florida, Inc. (AOSF), a Florida corporation. The Merger Agreement provides for the merger of AOSF into PNAC I, a Florida corporation. In exchange for all of the capital stock of AOSF, the AOSF shareholders will receive 1,850,000 shares of common stock of the Company priced at $1.00 per share, $75,000 in cash and $1,200,000 in Convertible Debentures with an interest rate of 9% and a conversion feature at $2.00 per share. The principal and interest on the Convertible Debentures will be paid monthly over four years in equal installments. In addition, the former owner of AOSF may receive up to $1,050,000 in additional consideration based on the future earnings of AOSF. The physician owner of AOSF will receive a ten-year employment agreement with an annual salary of $300,000 per year for the first five years and $500,000 per year for the next five years, plus incentives based on AOSF earnings. AOSF is an orthopedic surgery, pain management and orthopedic rehabilitation center located in Lake Worth, Florida. The center is run by Merrill Reuter, M.D., a board certified orthopedic surgeon who specialized in minimally invasive spine surgery.

          Advanced Orthopaedics of South Florida, Inc., acquired on 1/1/01. Utilized purchase method of accounting. Included 100% of twelve month's results in 2001 financial statements.

               Purchase price allocation:

               Consideration ($1,200,000 convertible debenture)        $1,200,000
               Consideration ($75,000 in cash)                             75,000
               Consideration (1,850,000 common shares @ $1 per share    1,850,000
               Net assets of AOSF                                        (601,756)
                                                                       ----------

               Goodwill                                                $2,523,244
                                                                       ==========

          On August 31, 2001, PainCare entered into an Asset Purchase Agreement with Perry Haney, M.D. to acquire certain assets used by Dr. Haney in his pain management practice in Aurora, Colorado. As consideration for the assets, Dr. Haney received 250,000 shares of PainCare common stock. In addition, PainCare entered into a Business Management Agreement on August 31, 2001 with SpineOne, P.C. (SpineOne), a Colorado professional corporation, and Colorado Musculoskeletal Center, Inc. (CMCI), a Colorado business corporation (collectively, the Practice). Both of these entities are owned by Dr. Haney. For an initial period of five years, with automatic renewals of four successive five-year periods thereafter, PainCare shall provide the Practice with various business, administrative and management services. PainCare shall receive a management fee of $125,000 per month and pay various center and Practice non-professional expenses. The operations of SpineOne and CMCI are not consolidated in the accompanying financial statements because the management agreement does not provide a controlling financial interest. However, the management fee of $500,000 and related expenses of approximately $417,000 are included in the accompanying statement of operations.

          SpineOne, P.C. and CMCI, purchase of certain assets, dated 8/31/01. Utilized purchase method of accounting. Amortizing assets purchased over five years for accounting purposes. Included 100% of four months results from the Asset Purchase and Management Agreement in 2001 financial statements.

               Purchase price allocation:

               Consideration (250,000 common shares @ $1 per share   $ 250,000
               Fair market value of assets purchased                  (250,000)
                                                                     ---------

               Goodwill                                              $      --
                                                                     =========

          On December 12, 2002, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company II, Inc. (PNAC II), and Pain and Rehabilitation Network, Inc.
          (PRNI), a Florida corporation. The Merger Agreement provides for the merger of PRNI into PNAC II, a Florida corporation. In exchange for all of the capital stock of PRNI, the PRNI shareholder will receive 1,000,000 shares of common stock of the Company priced at $1.00 per share and $1,000,000 in cash. In addition, the former owner of PRNI may receive up to $2,000,000 in additional consideration based on the future earnings of PRNI. The physician owner of PRNI will receive a five-year employment agreement with an annual salary of $360,000 per year for the next five years, plus incentives based on PRNI earnings. PRNI is a pain management center located in Orange Park, Florida. The center is run by Andrea Trescot, M.D., a board certified pain management physician.

          Pain and Rehabilitation Network, Inc. acquired on 12/12/02. Utilized purchase method of accounting. Included one months results in 2002 financial statements.

                Purchase price allocation:

               Consideration ($1,000,000 in cash)                      $ 1,000,000
               Consideration (1,000,000 common shares @ $1 per share)    1,000,000
               Net assets of PRNI                                       (1,089,736)
                                                                       -----------
               Goodwill                                                $   910,264
                                                                       ===========

          Following are the summarized unaudited pro forma results of operations for the years ended December 31, 2002 and 2001, assuming the acquisition of PRNI had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed.

                   Pro Forma Condensed Statement of Operations
                          Year ended December 31, 2002

                                        PainCare    P&R Network
                                       Historical    Historical    Pro forma
                                       Statements    Statements   Adjustments    Pro forma
                                       ----------   -----------   -----------   -----------
     Revenues                          $7,497,942    $2,035,960    $      --    $ 9,533,902
     Cost of sales (2)                  2,698,450     1,353,480     (660,000)     3,391,930
                                       ----------    ----------    ---------    -----------
     Gross profit                       4,799,492       682,480           --      6,141,972

     Operating expenses:
          General and administrative    3,468,515       576,672           --      4,045,187
          Depreciation expense            206,949            --           --        206,949
                                       ----------    ----------    ---------    -----------
     Operating income                   1,124,028       105,808           --      1,889,836

           Interest expense (3)           358,546         1,315       73,333        433,194
           Other income                   173,992            --           --        173,992
                                       ----------    ----------    ---------    -----------
     Income before taxes                  939,474       104,493     (586,667)     1,630,634
     Provision for income taxes           234,440         7,258           --        241,698
                                       ----------    ----------    ---------    -----------
     Net income                        $  705,034    $   97,235    $(586,667)   $ 1,388,936
                                       ==========    ==========    =========    ===========
     Basic earnings per share                                                   $      0.12
                                                                                ===========
     Basic weighted average shares outstanding                                   11,507,925
                                                                                ===========
     Diluted earnings per share                                                 $      0.10
                                                                                ===========
     Diluted weighted average shares outstanding                                 13,666,987
                                                                                ===========

     See accompanying footnotes to unaudited pro forma financial statements.

                   Pro Forma Condensed Statement of Operations
                          Year ended December 31, 2001

                                         PainCare    P&R Network
                                        Historical    Historical    Pro forma
                                        Statements    Statements   Adjustments    Pro forma
                                        ----------   -----------   -----------   -----------
     Revenues                           $4,852,153    $2,179,735    $      --    $ 7,031,888
     Cost of sales (2)                   2,113,695     1,334,259     (522,529)     2,925,425
                                        ----------    ----------    ---------    -----------

     Gross profit                        2,738,458       845,476     (522,529)     4,106,463

     Operating expenses:
           General and administrative    2,151,046       695,056           --      2,846,102
           Depreciation expense             61,917        36,762           --         98,679
                                        ----------    ----------    ---------    -----------
     Operating income                      525,495       113,658           --      1,161,682

           Interest expense (3)            179,691         1,004       80,000        260,695
           Other income                         --            --           --             --
                                        ----------    ----------    ---------    -----------
     Income before taxes                   345,804       112,654     (442,529)       900,987

     Provision for income taxes                 --        39,511      154,885        194,396
                                        ----------    ----------    ---------    -----------
     Net income                         $  345,804    $   73,143    $(287,644)   $   706,591
                                        ==========    ==========    =========    ===========
     Basic earnings per share                                                    $      0.08
                                                                                 ===========
     Basic weighted average shares outstanding                                     8,402,190
                                                                                 ===========
     Diluted earnings per share                                                  $      0.07
                                                                                 ===========
     Diluted weighted average shares outstanding                                  10,118,856
                                                                                 ===========

     See accompanying footnotes to unaudited pro forma financial statements.

     Footnotes to Unaudited Pro Forma Financial Statements

     (1) The historical financial results referenced above for the P&R Network are for the period from January 1, 2002 through November 30, 2002. Results for December 2002 are included in the historical PainCare statements.

     (2) Adjustment for the compensation of Dr. Trescot to a base salary of $360,000 per year and the elimination of non-recurring costs subsequent to the acquisition.

     (3) Gives effect to annual interest of 8% on the debt financing of $1,000,000, which proceeds were paid as consideration in the acquisition.

(9)  Other Income

          In December, 1996, the Clinic negotiated with the property managers of their leased office space for reduced base rent in the amount of 50% of that which is stated in the lease. This concession was contingent upon receiving approval from the property owners that has not yet been received. Management began submitting lease payments at the reduced rate, beginning in December, 1996. For the year ended December 31, 2001 and 2000, this resulted in lease payments of $37,000 and $35,850, respectively lower than stipulated in the original lease. At December 31, 2001, the Clinic has a total of $173,992 of unpaid lease payments as called for in the original lease. As of December 31, 2001, management has recorded all of the unpaid lease payments as accrued liabilities for the appropriate period. In September, 2002, Rothbart renegotiated their lease and as part of the renegotiation, all prior payments, which had been accrued, but not paid, were waived.

(10) Commitments and Contingencies

          The Company has entered into five-year employment agreements with its Chief Executive Officer and Chief Financial Officer requiring aggregate annual salaries of $375,000 beginning in August 2000. Subsequent to year-end the Company's president, Jay Rosen, M.D. resigned and Ron Riewold was elected to succeed Mr. Rosen a President. For details on Mr. Riewold's contract see footnote 13 below.

(11) Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We have completed our initial assessment of goodwill impairment and have determined that there is no impairment at this time. Upon adoption of this standard, any resulting impairment charges recorded may have a material impact on our results of operations.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing the cost associated with obligations related to the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the asset's useful life. Any subsequent changes to the fair value of the liability will be expensed. We will be required to adopt this statement no later than January 1, 2003. Based on our initial assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No.
          142. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. We are required to adopt this statement no later than January 1, 2002. Based on our current assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

(12) Comprehensive Income

          SFAS No. 130, "Reporting Comprehensive Income," establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to stockholders' equity that are not the result of transactions with shareholders. Comprehensive income is composed of two subsets - net income and other comprehensive income. Included in other comprehensive income for the Clinic are cumulative translation adjustments. These adjustments are accumulated within stockholders' equity. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. entities. Items affecting comprehensive income (loss) were $425 and $(23,724) for the years ended December 31, 2002 and 2001, respectively.

(13) Subsequent Events

          In January 2003, contingent consideration was earned with respect to the AOSF acquisition in the amount of $350,000, which will be paid in the form of a convertible debenture, interest at 9%, and is convertible into common stock at the rate of $2 per share.

          In February 2003, Jay Rosen, M.D., resigned as President of the Company and Ronald Riewold was elected by the Board as President. He previously served as Chief Executive Officer and President of PainCare Management Services, Inc., a wholly-owned subsidiary of the Company. The Company entered into a five-year employment agreement, which includes an annual aggregate salary of $175,000, starting in February 2003.

          In March 2003, contingent consideration was earned with respect to the Rothbart acquisition in the amount of $163,333, which will be paid in the form of common stock valued at $1.52 per share.

          These amounts of contingent consideration will result in additional goodwill in the first quarter of 2003.

(14) Shareholder Note

          The former shareholder of AOSF has notes due to PainCare which total $339,325. This shareholder currently owns approximately 11.2% of the outstanding shares of PainCare. The purpose of the notes is to purchase rehabilitation equipment for AOSF. The note receivable is evidenced by two promissory notes. The first note has a remaining balance of $89,325. It originated on May 18, 2001 in the amount of $179,325, bears interest at 5% per annum and is due and payable on May 17, 2004. The second note has a remaining balance of $250,000. It originated on September 11, 2001, bears interest at 5% per annum and is due and payable on September 11, 2003. PainCare intends to enforce the terms and collections of these notes.

(12) Value of Shares

          The acquisition of AOSF on January 1, 2001 established a stock price of $1 per share. All issuances of stock for services subsequent to that date valued the shares issued for services at $1 per share. Shares issued for services in 2001 were valued at $10,000, or 10,000 shares at $1.00 per share.

(16) Restatement

          The accompanying balance sheets, statements of operations, and statements of cash flow have been restated to reflect the adjustment to fully accrue lease obligations. The information below quantifies the impact of accruing the lease obligations.

                                         2001
                                       Original       2001
                                       Statement    Restated
                                      ----------   ----------
          Revenues                    $4,852,153    4,852,153
          Net Income                  $  391,266      345,804
          Earnings Per Share
             Basic                    $     0.05   $     0.05
             Diluted                  $     0.04   $     0.04

(17) Income Taxes

          Total income tax expense for the year ended December 31, 2002, consist of:

                                     Current   Deferred    Total
                                     -------   --------   -------
          Federal                    175,000      --      175,000
          State                       30,000      --       30,000
          Foreign                     29,440      --       29,440
                                     -------   --------   -------
                                     234,440      --      234,440
                                     =======   ========   =======

          Income tax expense attributable to income from enhancing operations deferred from the amount computed by applying the U.S. Federal Income Tax rate of 34% to income from continuing operations before income taxes primarily as a result of changes in the valuation allowance on deferred tax assets.

          The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets as of December 31, 2002 and 2001 are as follows:

          Deferred Tax Assets            2002         2001
          -------------------        -----------   ----------

          Intangible Assets          $ 1,100,000    1,200,000

          Less Valuation Allowance    (1,100,000)  (1,200,000)
                                     -----------   ----------
                                     $        --           --
                                     ===========   ==========