Form 10QSB
period 2003-03-31
PAINCARE HOLDINGS INC
filed 2003-04-28
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934)

For the transition period from              to

Commission File Number: 1-14160

PAINCARE HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	06-1110906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 N. Orange Avenue, Orlando, Florida 32801

(Address of principal executive offices)

(407) 926-6615

(Issuer’s telephone number)

HelpMate Robotics Inc.

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

The number of shares outstanding of the issuer’s common stock as of April 28, 2003 is 18,813,961 shares.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

PART I FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

PainCare Holdings, Inc. and Subsidiaries

Consolidated Balance Sheet

As of March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$2,504,620	$2,078,684
Accounts receivable	3,025,503	2,781,094
Due from Shareholder	339,565	339,325
Note receivable	79,000	100,316
Deposits & prepaid expenses	327,828	138,519

Total current assets	6,276,516	5,437,938
Furniture and equipment, net	3,190,685	3,012,615
Goodwill, net	5,695,885	5,012,552
Other Assets	66,081	203,822

Total assets	15,229,167	13,666,927

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	340,003	529,031
Current portion of notes payable	61,503	320,123
Current portion of convertible debenture	750,000	987,164
Current portion of lease payable	531,687	445,549

Total current liabilities	1,683,193	2,281,867
Notes payable, less current portion	616,889	1,009,391
Convertible debentures, less current portion	1,150,040	664,055
Lease payable, less current portion	2,061,131	2,155,733
Shareholder loan	1,402	1,890

Total liabilities	5,512,655	6,112,936

Stockholders’ equity:
Common stock, $.0001 par value. Authorized 75,000,000 shares; issued and outstanding 18,362,543 and 15,576,640 shares	1,845	1,557
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Additional paid in capital	8,856,109	7,019,246
Retained earnings	879,776	556,487
Cumulative translation adjustments	(21,218)	(23,299)

Total stockholders’ equity	9,716,512	7,553,991

Total liabilities and stockholder’s equity	$15,229,167	$13,666,927

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Operations (unaudited)

For the Three Months Ended

March 31, 2003 and 2002

	For the Three Months Ended March 31,
	2003	2002
Total revenues:
Patient services	$1,570,314	$1,232,163
Management fees	927,806	521,729

Total revenues	2,498,120	1,753,892
Cost of sales	786,544	684,417

Gross profit	1,711,576	1,069,475
Operating expenses:
Selling, general and administrative	1,038,217	654,012
Depreciation expense	85,154	43,930

Operating income	588,205	371,533
Interest expense	133,281	57,455
Other income	625	—

Income before taxes	455,549	314,078
Provision for income taxes	132,260	106,786

Net income	$323,289	$207,291

Basic earnings per share	$0.02	$0.02

Basic weighted average shares outstanding	16,836,956	9,126,263

Diluted earnings per share	$0.02	$0.02

Diluted weighted average shares outstanding	22,551,425	11,013,408

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

For the Three Months ended March 31, 2003

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Cumulative Translation Adjustment	Total Stockholders Equity
Balance at December 31, 2002	15,576,640	$1,557	$7,019,246	$556,487	$(23,299)	$7,553,991
Common stock issued for conversion of convertible preferred	455,913	46	219,496	—	—	219,542
Common stock issued for earnout	107,456	11	163,322	—	—	163,333
Common stock issued for cash	2,305,753	231	1,454,045	—	—	1,454,276
Foreign currency translation	—	—	—	—	2,081	2,081
Net income	—	—	—	323,289	—	323,289

Balance at March 31, 2003	18,445,762	$1,845	$8,856,109	$879,776	$(21,218)	$9,716,512

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Cash Flows (unaudited)

For the Three Months ended March 31, 2003 and 2002

	2003	2002
Operating activities:
Net income	$323,289	$207,291
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	85,154	43,930
Cumulative translation adjustments	(21,218)	(38,408)
Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(244,409)	(238,415)
Prepaid expenses	(130,649)	(84,816)
Other assets	137,741	58,617
Accounts payable	(189,028)	167,704

Net cash provided (used) in operating activities	(39,120)	115,903

Investing activities:
Purchase of furniture and equipment	(178,070)	(382,846)
Payment of debentures	(350,000)	(106,419)

Net cash used in investing activities	(528,070)	(489,265)

Financing activities:
Proceeds from issuance of debentures	—	180,840
Proceeds from issuance of convertible preferred	219,496
Proceeds from issuance of common stock	1,454,045	—
Capital lease obligations	(8,464)	—
Payment of notes receivable	(21,316)	—
Shareholder loans	487	—
Notes payable	(651,122)	42,40010

Net cash provided by financing activities	993,126	223,240

Net increase (decrease) in cash and cash equivalents	425,936	(150,122)
Cash and cash equivalents at beginning of period	2,078,684	344,655

Cash and cash equivalents at end of period	$2,504,620	$194,533

Supplementary disclosure of cash flow information:

Cash paid during period for interest	$133,281	$57,455

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Notes to Consolidated Financial Statements

Organization and Basis of Presentation

Organization

The Company was initially incorporated in State of Connecticut in May, 1984 under the name of HelpMate Robotics, Inc. Prior to the sale of its business in December 1999, HelpMate was primarily engaged in the design, manufacture, and sale of HelpMate’s flagship product, the HelpMate’s courier system, a trackless robotic courier used primarily in the health care industry to transport materials. On December 30, 1999, HelpMate sold substantially all of its assets to Pyxis Corporation (“Pyxis”).

Following the sale to Pyxis in December 1999, HelpMate’s business plan was to effect a business combination with an operating business, which HelpMate believed to have the potential to increase stockholder value.

On December 20, 2001, HelpMate entered in an Agreement and Plan of Merger with PainCare, Inc., a Nevada corporation (the “Merger Agreement”), which was consummated on July 17, 2002 (the “Merger”). Pursuant to the Merger, PainCare, Inc. became a wholly-owned subsidiary of HelpMate. In connection with the Merger, the shareholders of PainCare, Inc. received voting common stock of HelpMate.

The Merger was accounted for in accordance with accounting principles generally accepted in the United States. No goodwill or intangibles were recorded because the merger is essentially a recapitalization transaction and has been accounted for in a manner similar to a reverse acquisition, identifying PainCare, Inc. as the accounting acquirer.

Holders of PainCare, Inc. common stock received shares of HelpMate common stock at a conversion rate of one (1) share of HelpMate common stock for each one share of PainCare, Inc. common stock surrendered. As of the date the Merger was consummated there were 7,555,357 shares of PainCare’s common stock issued and outstanding. Holders of PainCare, Inc. options, warrants and other derivatives have the right to exercise those derivatives for HelpMate’s common stock.

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

On December 12, 2002, the Company completed the acquisition of the outstanding capital stock of Pain and Rehabilitation Network, Inc., a pain management physician practice headquartered in Orange Park, Florida. The capital stock was acquired from Andrea Trescot, M.D., the sole shareholder. The purchase price consisted of $1,000,000 in cash and 1,000,000 shares of the Company’s common stock valued at $1.00 per share. The Company may also make additional payments of up to $2,000,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting.

Common Stock

As of March 31, 2003, the Company had 75,000,000 shares of authorized common stock with a par value of $.0001 per share. As a result of the 22.19 to 1 reverse stock split of the Company’s common stock which occurred on March 18, 2002, the merger with PainCare, Inc., which occurred on July 17, 2002 and subsequent capital raises and acquisitions, the Company has 18,813,961 shares of its common stock issued and outstanding as of April 28, 2003. No preferred shares have been issued. All share and per share information herein has been restated to reflect the effect of the split.

Principles of Interim Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002, the Company’s Form S-4/A filed with the SEC on July 11, 2002 and the Company’s Definitive Proxy Statement 14A filed September 27, 2002.

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

This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from the Company’s expectations include the factors described on page 9 of this Report under “Special Note Regarding Forward-Looking Statements” as well as under “Risk Factors” beginning on page 14 of this Report.

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

Our significant accounting policies are more fully discussed in Form 10-KSB filed with the SEC on March 24, 2003. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Our critical accounting policies include:

•    Revenue Recognition.    Revenue from management fees is recognized under the terms of the contract which is as the services are performed. Patient service revenue is recognized at the time the service is performed at the estimated net realizable amounts from patients, third-party payors and others for services rendered. The Company is a provider under the Medicare program and various other third-party payor arrangements which provide for payments to the Company at amounts different from its established rates. Provisions for estimated third-party payor settlements, if necessary, are provided in the period the related services are rendered.

•    Financial Accounting Standards.    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The changes in these rules may have a significant impact on our reported financial results. In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. These statements would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as is currently required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. Under the SFAS 142, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002 and as a result, the Company no longer amortized goodwill.

Results of Operations

Set forth below is certain of our selected consolidated financial and operating information for the three months ended March 31, 2003 and the comparable period in 2002, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

	Three Months ended March 31,
	2003	2002
	(in thousands, except share and per share amounts)
Total revenue	$2,498	$1,754
Gross profit	1,712	1,069
Net income	323	207
Earnings per share, basic	$0.02	$0.02
Earnings per share, diluted	$0.02	$0.02
Weighted average shares outstanding
Basic	16,836,956	9,126,263
Diluted	22,551,425	11,013,408

At March 31, 2003
Working Capital	$4,593
Total Current Assets	6,277
Total Assets	15,229
Stockholders’ Equity	9,717

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenues increased to $2,498,120 for the three months ended March 31, 2003 from $1,753,892 for the comparable 2002 period, representing an increase of 42.4%. This increase is primarily due to the revenues at company-owned physician practices, the acquisition of Pain and Rehabilitation Network and the addition of four new MedX Direct rehabilitation centers.

Gross profit increased to $1,711,576 for the three months ended March 31, 2003 from $1,069,475 for the comparable 2002 period, representing an increase of 60.0%. This increase is also attributed to growth at the existing centers, the acquisition of Pain and Rehabilitation Network and the opening of new rehabilitation centers.

Operating expenses increased by $384,205 to $1,038,217 for the three months ended March 31, 2003 from $654,012 in the comparable 2002 period, representing an increase of 58.7%. The increase is primarily due to the additional costs of the acquisition of Pain and Rehabilitation Network and the staff and overhead expense associated with the addition of a corporate business development office in Boca Raton, FL.

Interest expense increased by $75,826 as a result of an increase of MedX equipment leases.

As a result of the above changes, net income was $323,289 for the three months ended March 31, 2003 compared with net income of $207,291 in the comparable 2002 period.

Actual revenues for the three months ended March 31, 2003 were $2,498,120 and were derived from the following sources:

Government	$626,028	25.1%
Private Insurance	$459,651	18.4%
Personal Injury	$272,295	10.9%
Workers Compensation	$212,340	8.5%
Management Fees	$927,806	37.1%

LIQUIDITY AND CAPITAL RESOURCES ON MARCH 31, 2003 AND 2002

Cash amounted to $2,504,620 at March 31, 2003, compared to $194,533 at March 31, 2002. The net cash used in operations was $(39,120) for the three months ended March 31, 2003, compared to operations generating $115,903 for the comparable period in 2002.

Cash used in investing activities was $(528,070) for the three months ended March 31, 2003 compared with a use of $(489,265) in the comparable 2002 period. This increase is primarily due to the payment of convertible debentures.

Cash provided from financing activities was $993,126 for the three months ended March 31, 20003 compared with $223,240 from financing activities in the comparable 2002 period. The financing activity in 2003 was the result of the proceeds of a convertible preferred stock offering whose shares were subsequently converted to common stock and the proceeds from the issuance of common stock through a private placement.

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

RISK FACTORS

Special Note Regarding Forward-Looking Statements and Risk Factors

Certain statements in this Annual Report on Form 10-QSB contain forward-looking statements. Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as may, will, expects, should, believes, plans, anticipates, estimates, predicts, potential, or continue, and any other words of similar meaning.

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

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF SECURITIES

You should consider the risks described below before making an investment decision. We believe that the risks and uncertainties described below are the principal material risks facing our company as of the date of this Form 10-QSB. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of the following risks.

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON SHARES AND NO ASSURANCE THAT AN ACTIVE TRADING MARKET WILL BE DEVELOPED OR MAINTAINED.

There is a limited market for the Company’s common stock. There can be no assurance that an active trading market for the Company’s common shares will be developed or maintained. Historically, the market prices for securities of development companies like the Company have been highly volatile. In fact, during the last two (2) years, the Company’s common stock price has ranged from a low of $0.12 to a high of $2.60 (as determined on a reverse-split basis). The market price of the shares could continue to be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares, announcements of potential business acquisitions, and changes in general market conditions. The Company expects to continue to file and be current in its Securities Exchange Act reporting requirements as it pursues its business objective. Accordingly, management of the Company anticipates that its stock will continue to be quoted in the near term on the OTC Bulletin Board.

WE HAVE RECENTLY BEEN PROFITABLE BUT NO ASSURANCE CAN BE GIVEN THAT SUCH PROFITABILITY WILL CONTINUE

For the years ended December 31, 2001 and 2002, the Company realized net income of $345,804 and $705,034, respectively.

The Company expects to increase its spending significantly as it continues to expand its product and service offerings and commercialization activities. The Company will be dependent, in part, on the return of the market for medical products and services. As a result, the Company will need to generate significant revenues in order to continue to grow its business and remain profitable.

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

The key employees and consultants of the Company include Merrill Reuter, M.D., Peter Rothbart, M.D., Randy Lubinsky, Mark Szporka, Andrea Trescot, M.D., and Ron Riewold. Employment agreements have been executed with Randy Lubinsky (Chief Executive Officer and Director), Mark Szporka (Chief Financial Officer and Director), Dr. Merrill Reuter (President of AOSF), Dr. Andrea Trescot (President of PRNI), and Ron Riewold (President and Director). A consulting agreement has been executed with Peter Rothbart, M.D. Should the services of Dr. Reuter, Dr. Rothbart, Randy Lubinsky, Mark Szporka, Dr. Andrea Trescot, Ron Riewold or other key personnel become unavailable to the Company for any reason, the business of the Company could be adversely affected. There is no assurance that the Company will be able to retain these key individuals and/or attract new employees of the caliber needed to achieve the Company’s objectives. The Company does not maintain any key employee life insurance policies.

Under the employment agreements of Mr. Lubinsky and Mr. Szporka, in the event of a change of control, they may terminate the agreement and receive a lump sum severance payment. Under the employment agreement of Dr. Reuter, he is to receive a lump-sum severance payment of $500,000 if his employment is terminated “Without Cause” or if he terminates the agreement “For Cause.”

To date, the Company has experienced no difficulties in attracting key personnel and has been able to retain all such key personnel, saving Jay Rosen, M.D. and Stanley Swartz whose employment agreement was not renewed. The Company does not believe that the loss of Dr. Rosen’s or Mr. Swartz’s services will have a material adverse effect on the Company’s business. To the best of the Company’s knowledge and belief, there are no other key personnel that are planning to retire or leave the Company in the near future.

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

The Company intends to continue to grow through acquisitions. There can be no assurance that suitable acquisitions will be available or that acquisitions can be negotiated on acceptable terms, or that the operations of acquired businesses can be integrated effectively into the operations of the Company. Competition for suitable acquisition candidates is expected to be intense and many of the Company’s competitors will have greater resources than the Company. The failure of the Company to implement its acquisition strategy could have a material adverse effect on the Company’s expected financial performance and, moreover, the attendant risks of expansion could also have a material adverse effect on the Company’s business.

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

SIGNIFICANT RISK ASSOCIATED WITH REIMBURSEMENTS BY THIRD PARTY PAYORS

Approximately 60% of the Company’s revenues are directly dependent on the acceptance of its services as covered benefits under third party payor programs, including private insurance, HMO’s and other managed care entities. The healthcare industry is undergoing significant changes, with third party payors taking measures to reduce reimbursement rates or in some cases denying reimbursement fees for previously acceptable treatment modalities. There is no assurance that third party payors will continue to pay for minimally invasive surgery (MIS) services provided by the Company under its payor programs. Failure of third party payors to adequately cover MIS will have a materially adverse affect on the Company.

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

CURRENT CAPITAL MAY BE INSUFFICIENT

The Company believes that the current capital will be sufficient to support the Company’s operations and planned capital expenditures (savings acquisitions) through fiscal 2003, without additional fundraising. The Company’s future need for capital will depend on a number of factors, including the level of marketing activities, the amount of funding required to establish a network of minimally invasive spinal surgery and pain management clinics by purchasing, owning, establishing and expanding certain assets used in minimally invasive spine surgery and pain management; managing and developing spine treatment and pain management clinics, diagnostic and rehabilitation services and outpatient surgery facilities; and provide non-professional support services, facilities, equipment, non-professional personnel, supplies and non-professional support staff to medical practices. Moreover, the Company’s business plans may change or unforeseen events may occur which affect the amount of additional funds required by the Company. If the Company does not raise additional funds if and when required, the lack thereof could have a material adverse effect on the Company. Further, there is no assurance that the terms on which any funds obtained by the Company will be favorable to stockholders of the Company at that time.

OUR COMMON SHARES ARE SUBJECT TO LOW PRICED STOCK RISK DISCLOSURE REQUIREMENTS

The Company common shares are considered a low priced security under rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties, the customer’s rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With all these restrictions, the likely affect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

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

The Company’s centers and their physicians are also subject to the Ethics in Patient Referrals Act of 1989 (the “Stark Law”). Unless excepted, a physician may not make a referral of a Medicare or Medicaid patient to any clinical laboratory services provider with whom he/she has a financial relationship (either investment or compensation) for such restricted services, and any provider who accepts such a referral may not bill for the service provided pursuant to the referral. Sanctions for violating the Stark Law can include civil monetary penalties and exclusion from Medicare and Medicaid. In August 1993, Congress passed legislation (“Stark II”) that, effective January 1, 1995, expanded the self-referral ban to include a number of healthcare services provided by entities with which the physicians may have an ownership interest or are a part of a physician’s private practice do not apply to the restrictions. Violation of the Stark Law or Stark II or related state laws by the Company may have a materially adverse effect on the Company.

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

ITEM 3.    CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

NONE

Item 2.    Changes in Securities

From January 1, 2003 through January 10, 2003, our wholly-owned subsidiary, PainCare, Inc., sold to certain accredited investors approximately 6 Units of its Series A, 8% Senior Convertible Preferred Stock for net proceeds of $219,542 consisting of approximately 1,246 shares of its Series A, 8% Senior Convertible Preferred Stock. The Preferred Shares may be converted into shares of common stock of PainCare Holdings at 90% of the fair market value of a share of PainCare Holdings on the date of conversion. Additional discounts up to 10% (80% of fair market value) are available for purchases of more than one Unit. In accordance with the conversion privileges provided and exercised by certain of these investors, the Company issued 455,913 shares of its common stock in exchange for the Preferred Stock. The Company paid no commissions with respect to these transactions. This offering was terminated on January 10, 2003.

Since January 13, 2003, through a Board authorized private placement of our stock, the Company sold 2,673,952 shares of common stock for net proceeds of $1,454,276 to accredited investors. The Company paid no commissions with respect to these transactions.

On March 1, 2003, the Company issued 107,456 shares of common stock to Shasqua as additional consideration for meeting certain performance targets regarding the acquisition of Rothbart Pain Management Centers Inc. The shares were valued at market, or $1.52 per share.

In connection with these transactions we relied on the exemptions from registration provided by Rule 506, Regulation D and Section 4(2) of the Securities Act. We believe that all of the purchasers were “Accredited Investors.” All of the purchasers represented that they were acquiring the shares for investment purposes, and the certificates issued were appropriately restricted.

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

A Form 8-K filed by the Company on February 25, 2003.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PainCare Holdings, Inc.

Date: April 28, 2003

/s/ Randy A. Lubinsky

Randy A. Lubinsky

Chief Executive Officer

Date: April 28, 2003

/s/ Mark Szporka

Mark Szporka

Chief Financial Officer