Form 10QSB
period 2003-06-30
PAINCARE HOLDINGS INC
filed 2003-08-12
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to

Commission File Number 1-14160

PainCare Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	06-1110906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 N. Orange Avenue, Orlando, Florida 32801

(Address of principal executive offices)

(407) 926-6615

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s common stock as of August 11, 2003 is 23,644,563 shares.

Transitional Small Business Disclosure Format (Check One)    Yes  ☐    No  ☒

PAINCARE HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PainCare Holdings, Inc

Consolidated Balance Sheet

As of June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$2,443,530	$2,078,684
Accounts receivable	4,351,184	2,781,094
Due from Shareholder	339,325	339,325
Note receivable	687,500	100,316
Deposits & prepaid expenses	540,163	138,519

Total current assets	8,361,702	5,437,938

Furniture and equipment, net	3,180,294	3,012,615
Automobile	8,526	—
Goodwill, net	8,856,513	5,012,552
Other Assets	635,884	203,822

Total assets	21,042,918	13,666,927

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	366,764	529,031
Current portion of notes payable	139,361	320,123
Current portion of convertible debenture	942,810	987,164
Current portion of lease payable	490,361	445,549

Total current liabilities	1,939,296	2,281,867

Notes payable	1,578,868	1,009,391
Convertible debentures - Net of Current Portion	659,998	664,055
Lease payable	1,961,441	2,155,733
Shareholder Loan	465	1,890

Total liabilities	6,140,068	6,112,936

Stockholders’ equity:
Common stock, $.0001 par value. Authorized 75,000,000 shares; issued and outstanding 23,644,563	2,221	1,557
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Additional paid in capital	13,146,211	7,019,246
Retained earnings (accumulated deficit)	1,766,065	556,487
Cumulative translation adjustments	(11,647)	(23,299)

Total stockholders’ equity	14,902,850	7,553,991

Total liabilities and stockholder’s equity	$21,042,918	$13,666,927

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Operations (unaudited)

For the Three and Six Months Ended

June 30, 2003 and 2002

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Total revenues:
Patient services	$2,188,345	$1,031,703	$3,758,659	$2,263,866
Management fees	1,586,142	755,788	2,513,948	1,277,517

Total revenues	3,774,487	1,787,491	6,272,607	3,541,383

Cost of sales	1,046,816	607,086	1,833,360	1,291,503

Gross profit	2,727,671	1,180,405	4,439,247	2,249,880

Operating expenses:
Selling, general and administrative	1,892,941	784,044	2,931,158	1,438,056
Depreciation expense	55,630	53,198	140,784	97,128

Operating income	779,100	343,163	1,367,305	714,696

Interest expense	114,101	71,729	247,382	129,184
Other income	12,168	—	12,793	—

Income before taxes	677,167	271,434	1,132,716	585,512

Provision for income taxes	114,167	92,288	246,427	199,074

Net income	$563,000	$179,147	$886,289	$386,438

Basic earnings per share	$0.03	$0.02	$0.05	$0.04

Basic weighted average shares outstanding	20,845,528	8,788,812	18,841,242	8,734,368

Diluted earnings per share	$0.02	$0.02	$0.04	$0.04

Diluted weighted average shares outstanding	27,194,881	10,466,207	24,892,252	10,411,763

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

For the Six Months ended June 30, 2003

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Cumulative Translation Adjustment	Total Stockholder’s Equity
Balance at March 31, 2003	18,445,762	$1,845	$8,856,109	$879,776	$(21,218)	$9,716,512
Common stock issued for conversion of bridge note	208,000	21	207,979			208,000
Common stock issued for conversion of convertible debenture	118,243	11	174,989			175,000
Common stock issued for cash	1,952,248	195	2,409,533			2,409,728
Common stock issued for merger	1,100,000	110	1,374,890			1,375,000
Common stock issued for exercise of stock options	200,000	20	9,980			10,000
Common stock issued for exercise of warrants	191,230	19	112,731			112,750
Foreign currency translation					9,571	9,571
Net income				886,289		886,289

Balance at June 30, 2003	22,215,483	$2,221	$13,146,211	$1,766,065	$(11,647)	$14,902,850

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Cash Flows (unaudited)

For the Six Months ended June 30, 2003 and 2002

	2003	2002
Operating activities:
Net income	$886,289	$386,438
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	140,784	97,128
Cumulative translation adjustments	(11,647)	(23,031)
Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(1,570,090)	(298,146)
Prepaid expenses	(401,644)	(48,233)
Other assets	(432,062)	46,770
Accounts payable	(162,267)	(14,122)

Net cash provided (used) in operating activities	(1,550,637)	146,804

Investing activities:
Purchase of furniture and equipment	(167,679)	(719,329)
Payment of debentures	48,411	60,783
Cash from acquisitions

Net cash used in investing activities	(119,268)	(658,546)

Financing activities:
Proceeds from issuance of common stock	2,409,533	—
Capital lease obligations	(176,313)	606,672
Payment of notes receivable	(587,184)	(300,000)
Notes payable	388,715	345,100

Net cash provided by financing activities	2,034,751	651,772

Net increase in cash and cash equivalents	364,846	140,030

Cash and cash equivalents at beginning of period	2,078,684	344,655

Cash and cash equivalents at end of period	$2,443,530	$484,685

Supplementary disclosure of cash flow information:

Cash paid during year for interest	$247,382	$129,184

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

On May 16, 2003, the Company completed the acquisition of the outstanding capital stock of Medical Rehabilitation Specialists II, Inc., a physiatry and pain management physician practice headquartered in Tallahassee, Florida. The capital stock was acquired from Kirk Mauro, M.D., the sole shareholder. The purchase price consisted of $1,375,000 in cash and 1,375,000 shares of the Company’s common stock valued at $1.25 per share. The Company may also make additional payments of up to $2,750,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting.

Common Stock

As of August 11, 2003, the Company had 75,000,000 shares of authorized common stock with a par value of $.0001 per share of which 23,644,563 shares are issued and outstanding. The Company also has 10,000,000 preferred shares authorized none of which have been issued.

Principles of Interim Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002, the Company’s Form S-4/A filed with the SEC on July 11, 2002 and the Company’s Definitive Proxy Statement 14A filed September 27, 2002.

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

This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from the Company’s expectations include the factors described on page 14 of this Report under “Special Note Regarding Forward-Looking Statements” as well as under “Risk Factors” beginning on page 14 of this Report.

Outlook

The Company owns, manages and operates a network of pain management, minimally invasive surgery and orthopedic rehabilitation centers located in North America. The Company’s strategy is to rapidly grow by establishing a network of pain management, minimally invasive spine surgery and orthopedic rehabilitation centers. The Company has developed its “Three Pillar” business approach to provide an integrated combination of products and services to patients seeking pain relief through Pain Management technologies, Minimally Invasive Spine Surgery (MIS) and Orthopedic Rehabilitation. MIS or “band-aid” surgery is a specialized surgical technique based on currently available endoscopic technologies, which allows physicians to provide the most technically advanced treatment of back and neck pain in an outpatient environment. Orthopedic Rehabilitation is a comprehensive program that advances functional restoration of the musculoskeletal system utilizing state of the art computerized MedX medical exercise machines.

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

Results of Operations

Set forth below is certain of our selected consolidated financial and operating information for the three months and six months ended June 30, 2003 and the comparable period in 2002, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

	Three Months ended June 30,		Six Months ended June 30,
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
	2003	2002	2003	2002
Total revenue	$3,774	$1,787	$6,272	$3,541
Gross profit	2,728	1,180	4,439	2,250
Net income	563	179	886	386
Earnings per share, basic	$0.03	$0.02	$0.05	$0.04
Earnings per share, diluted	$0.02	$0.02	$0.04	$0.04

Weighted average shares outstanding
Basic	20,845,528	8,788,812	18,841,242	8,734,368
Diluted	27,194,881	10,466,207	24,892,252	10,441,763

At June 30, 2003
Working Capital	$6,422
Total Current Assets	8,361
Total Assets	21,042
Stockholders’ Equity	14,902

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues increased to $3,774,487 for the three months ended June 30, 2003 from $1,787,491 for the comparable 2002 period, representing an increase of 111.2%. This increase is primarily due to the acquisitions of Pain and Rehabilitation Network (PRN) and Medical Rehabilitation Specialists (MRS), along with the opening of new MedX Direct rehabilitation centers.

Gross profit increased to $2,727,671 for the three months ended June 30, 2003 from $1,180,405 for the comparable 2002 period, representing an increase of 131%. This increase is also attributed to the two acquisitions and the opening of new rehabilitation centers.

Operating expenses increased by $1,111,329 to $1,948,571 for the three months ended June 30, 2003 from $837,242 in the comparable 2002 period, representing an increase of 132.7%. The increase is primarily due to the additional operating costs associated with these the two acquisitions and the staff and overhead expense associated with the increase in the number of rehabilitation centers.

Interest expense increased by $42,372 as a result of an increase of MedX equipment leases.

As a result of the above changes, net income was $563,000 for the three months ended June 30, 2003 compared with net income of $179,147 in the comparable 2002 period.

Actual revenues for the three months ended June 30, 2003 were $3,774,488 and were derived from the following sources:

Government	$609,508	16.1%
Private Insurance	$690,742	18.3%
Personal Injury	$493,387	13.1%
Workers Compensation	$394,710	10.5%
Management Fees	$1,586,142	42.0%

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues increased to $6,272,607 for the six months ended June 30, 2003 from $3,541,383 for the comparable 2002 period, representing an increase of 77.1%. This increase is primarily due to the revenues at company-owned physician practices, the acquisition of PRN and MRS and the addition of new MedX Direct rehabilitation centers.

Gross profit increased to $4,439,247 for the six months ended June, 2003 from $2,249,880 for the comparable 2002 period, representing an increase of 97.3%. This increase is also attributed to growth at our existing centers, the acquisitions and the opening of new rehabilitation centers.

Operating expenses increased by $1,536,758 to $3,071,942 for the six months ended June 30, 2003 from $1,535,184 in the comparable 2002 period, representing an increase of 100.1%. The increase is primarily due to the additional operating costs associated with the acquisition of PRN and the staff and overhead expense associated with the addition of a corporate business development office in Boca Raton, FL.

Interest expense increased by $118,198 as a result of an increase of MedX equipment leases.

As a result of the above changes, net income was $886,289 for the six months ended June 30, 2003 compared with net income of $386,438 in the comparable 2002 period.

Actual revenues for the six months ended June 30, 2003 were $6,272,607 and were derived from the following sources:

Government	$1,113,837	25.1%
Private Insurance	$1,157,109	18.4%
Personal Injury	$826,507	10.9%
Workers Compensation	$661,205	8.5%
Management Fees	$2,513,948	37.1%

LIQUIDITY AND CAPITAL RESOURCES ON JUNE 30, 2003 AND 2002

Cash amounted to $2,443,530 at June 30, 2003, compared to $484,685 at June 30, 2002. The net cash used in operations was $(1,550,637) for the six months ended June 30, 2003, compared to operations generating $146,804 for the comparable period in 2002.

Cash used in investing activities was $(119,268) for the six months ended June 30, 2003 compared with a use of $(658,546) in the comparable 2002 period. This decrease is primarily due to a reduction in furniture and equipment expenses.

Cash provided from financing activities was $2,034,751 for the six months ended June 30, 2003 compared with $651,772 from financing activities in the comparable 2002 period. The financing activity in 2003 was the result of the proceeds of common stock offering.

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

PRO FORMA FINANCIALS

Following are the summarized unaudited pro forma results of operations for the six months ended June 30, 2003 and 2002, assuming the acquisition of Medical Rehabilitation Specialists (MRS) had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed.

Pro Forma Condensed Statement of Operations

Six Months ended June 30, 2003

	PainCare Historical Statements	MRS Historical Statements (1)	Pro forma Adjustments	Pro forma
Revenues	$6,272,607	$428,750	$—	$6,701,357
Cost of sales (2)	1,833,360	47,017	(18,666)	1,861,711

Gross profit	4,439,247	381,733	18,666	4,839,646

Operating expenses:
General and administrative	2,931,158	71,695	—	3,002,853
Depreciation expense	140,784	252	—	141,036

Operating income	1,367,305	309,786	18,666	1,695,757

Interest expense	247,382	—	—	247,382
Other income	12,793	—	—	12,793

Income before taxes	1,132,716	309,786	18,666	1,461,168

Provision for income taxes (3)	246,427	—	77,447	323,874

Net income	$886,289	$309,786	$(58,781)	$1,137,294

Basic earnings per share				$0.06

Basic weighted average shares outstanding				20,216,242

Diluted earnings per share				$0.04

Diluted weighted average shares outstanding				26,267,252

See accompanying footnotes to unaudited pro forma financial statements.

Pro Forma Condensed Statement of Operations

Three Months ended June 30, 2002

	PainCare Historical Statements	MRS Historical Statements	Pro forma Adjustments	Pro forma
Revenues	$3,541,383	$853,820	$—	$4,395,203
Cost of sales (2)	1,291,503	71,167	(52,000)	1,310,670

Gross profit	2,249,880	782,653	52,000	3,084,533

Operating expenses:
General and administrative	1,438,056	173,519	—	1,611,575

Depreciation expense	97,128	767	—	97,895

Operating income	714,696	113,658	52,000	1,375,063

Interest expense	129,184	—	—	129,184
Other income	—	—	—	—

Income before taxes	585,512	608,367	52,000	1,245,879

Provision for income taxes (3)	199,074	—	152,092	351,166

Net income	$386,438	$608,367	$(100,092)	$894,713

Basic earnings per share				$0.09

Basic weighted average shares outstanding				10,109,368

Diluted earnings per share	$0.08

Diluted weighted average shares outstanding	11,786,761

See accompanying footnotes to unaudited pro forma financial statements.

Footnotes to Unaudited Pro Forma Financial Statements

(1) The historical financial results referenced above for MRS are for the period from January 1, 2002 through April 30, 2003. Results for May and June 2003 are included in the historical PainCare statements.

(2) Adjustment for the compensation of Dr. Mauro to a base salary of $400,000 per year and the elimination of non-recurring costs subsequent to the acquisition.

(3) Represents an estimate of taxes for MRS based on filing a consolidated tax return with PainCare.

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

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON SHARES AND NO ASSURANCE THAT AN ACTIVE TRADING MARKET WILL BE DEVELOPED OR MAINTAINED.

There is a limited market for the Company’s common stock. There can be no assurance that an active trading market for the Company’s common shares will be developed or maintained. Historically, the market prices for securities of development companies like the Company have been highly volatile. In fact, during the last two (2) years, the Company’s common stock price has ranged from a low of $0.12 to a high of $3.15 (as determined on a reverse-split basis). The market price of the shares could continue to be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares, announcements of potential business acquisitions, and changes in general market conditions. The Company expects to continue to file and be current in its Securities Exchange Act reporting requirements as it pursues its business objective. Accordingly, management of the Company anticipates that its stock will continue to be quoted in the near term on the American Stock Exchange.

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

Because we have been operating only since August 2000, the market has had only a short time to evaluate our ability to develop, market and sell our products and services. Our ability to commercialize these products and services and generate operating profits and positive operating cash flow will depend principally upon our ability to:

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

The key employees and consultants of the Company include Merrill Reuter, M.D., Peter Rothbart, M.D., Randy Lubinsky, Mark Szporka, Andrea Trescot, M.D., Kirk Mauro, M.D. and Ron Riewold. Employment agreements have been executed with Randy Lubinsky (Chief Executive Officer and Director), Mark Szporka (Chief Financial Officer and Director), Dr. Merrill Reuter (President of AOSF), Dr. Andrea Trescot (President of PRN), Dr. Kirk Mauro (President of MRS) and Ron Riewold (President and Director). A consulting agreement has been executed with Peter Rothbart, M.D. Should the services of Dr. Reuter, Dr. Rothbart, Randy Lubinsky, Mark Szporka, Dr. Andrea Trescot, Dr. Kirk Mauro, Ron Riewold or other key personnel become unavailable to the Company for any reason, the business of the Company could be adversely affected. There is no assurance that the Company will be able to retain these key individuals and/or attract new employees of the caliber needed to achieve the Company’s objectives. The Company does not maintain any key employee life insurance policies.

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

SIGNIFICANT RISK ASSOCIATED WITH REIMBURSEMENTS BY THIRD PARTY PAYORS

Approximately 58% of the Company’s revenues are directly dependent on the acceptance of its services as covered benefits under third party payor programs, including private insurance, HMO’s and other managed care entities. The healthcare industry is undergoing significant changes, with third party payors taking measures to reduce reimbursement rates or in some cases denying reimbursement fees for previously acceptable treatment modalities. There is no assurance that third party payors will continue to pay for minimally invasive surgery (MIS) services provided by the Company under its payor programs. Failure of third party payors to adequately cover MIS will have a materially adverse affect on the Company.

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

Organizations that employ physicians directly or exercise significant control over a physician’s practice may be subject to challenge in states that prohibit the corporate practice of medicine. In states that still prohibit the corporate practice of medicine, agreements with physicians must provide the physicians with sufficient control over their practices to avoid being deemed employees for corporate practice purposes. Violation of the corporate practice of medicine laws by the Company which presently has operations in Colorado and Illinois and expects to have operations in North Dakota, South Carolina, North Carolina and California (all of which prohibit the corporate practice of medicine) may have a materially adverse effect on the Company.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

NONE

Item 2.	Changes in Securities

Between April 1, 2003 and April 27, 2003, through a Board authorized private placement of our stock, the Company sold 857,158 shares of common stock for $1,180,200 to accredited investors. The Company paid no commissions with respect to these transactions.

Between April 28, 2003 and June 30, 2003, through a Board authorized private placement of our stock, the Company sold 1,091,459 shares of common stock for $2,067,665 to accredited investors. The Company paid no commissions with respect to these transactions.

In connection with these transactions we relied on the exemptions from registration provided by Rule 506, Regulation D and Section 4(2) of the Securities Act. We believe that all of the purchasers were “Accredited Investors.” All of the purchasers represented that they were acquiring the shares for investment purposes, and the certificates issued were appropriately restricted.

During April 2003, the Company issued 208,000 shares of common stock to bridge note holders as full payment plus accrued interest for bridge loans that expired on March 31, 2003.

During June 2003, 118,243 shares of common stock were issued to Shasqua for the conversion of their March 2003 convertible debenture payment. The shares were valued at market, or $1.48 per share.

On April 17, 2003, 1,100,000 shares of common stock were issued to Kirk Mauro, M.D. as partial initial consideration for the merger with Medical Rehabilitation Specialists, Inc.

Between April 1, 2003 and June 30, 2003 a total of 200,000 common stock shares were issued for the exercise of vested stock options.

Between April 1, 2003 and June 30, 2003 a total of 191,230 common stock shares were issued for the exercise of vested warrants.

Effective June 16, 2003, The American Stock Exchange® (Amex®) listed the common stock of the Company under the ticker symbol PRZ.

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Submission of Matters to a Vote of Security Holders

NONE

Item 5.	Other Information

Effective June 16, 2003, The American Stock Exchange® (Amex®) listed the common stock of the Company under the ticker symbol PRZ.

On April 28, 2003, we announced that we signed on April 25, 2003, a Definitive Merger Agreement and Management Services Agreement with Associated Physicians Group, LTD. (APG) and Dr. John Vick. APG operates a fully integrated pain treatment group practice with offices located in O’Fallon, Freeburg and Glen Carbon, Illinois. On August 6, 2003 to be effective as of August 1, 2003, we closed on this acquisition. The capital stock of APG was acquired in a merger transaction from Dr. Vick., the sole shareholder. Dr. Vick had no prior relationships with us.

The terms of the transaction provide for PainCare to acquire the non-medical assets of APG and provide ongoing management and administrative services to a newly formed successor of APG’s medical practice. Subject to certain yet undetermined post-closing adjustments, if any, the purchase price consisted of $1,375,000 in cash and 1,375,000 shares of our common stock valued at $1.00 per share, which was the approximate value of our stock on the date we entered into the letter of intent with Dr. Vick. We may also make additional payments of up to $2,750,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing.

The acquisition has been accounted for using the purchase method of accounting. We funded the cash portion of the purchase price of APG from our line of credit.

The financial statements required by Regulation S-X will be filed within 60 days of the filing of this report.

A copy of the Merger Agreement was filed on April 28, 2003 with the SEC on Form 8-K and a copy of the Addendum to the Merger Agreement is filed as Exhibit 10.1 hereto and is incorporated herein by reference. A copy of the press release describing such transaction is filed as Exhibit 99.3 hereto and is incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit Index

Exhibit No.	Description

10.1	Addendum to Merger Agreement

31.1	Certification by CEO and CFO pursuant to 18 USC Section 1350—as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO and CFO pursuant to 18 USC Section 1350—as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release

(b)	Reports on Form 8-K

A Form 8-K filed by the Company on May 16, 2003.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PainCare Holdings, Inc.

Date: August 11, 2003	/s/ Randy A. Lubinsky
Randy A. Lubinsky, Chairman,
Chief Executive Officer

Date: August 11, 2003	/s/Mark Szporka
Mark Szporka
Chief Financial Officer