Form 10QSB
period 2003-09-30
PAINCARE HOLDINGS INC
filed 2003-11-12
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the issuer’s common stock as of November 7, 2003 is 23,747,662 shares.

Transitional Small Business Disclosure Format (Check One)  Yes  ☐    No  ☒

PAINCARE HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PainCare Holdings, Inc

Consolidated Balance Sheet

As of September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$1,895,391	$2,078,684
Accounts receivable	4,282,654	2,781,094
Due from Shareholder	339,325	339,325
Note receivable	318,438	100,316
Deposits & prepaid expenses	567,013	138,519

Total current assets	7,402,820	5,437,938
Furniture and equipment, net	3,396,631	3,012,615
Goodwill, net	10,404,767	5,012,552
Other Assets	2,286,048	203,822

Total assets	23,490,265	13,666,927

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	407,583	529,031
Current portion of notes payable	1,939,784	320,123
Current portion of convertible debenture	332,063	987,164
Current portion of lease payable	531,764	445,549

Total current liabilities	3,211,194	2,281,867
Notes payable	521,865	1,009,391
Convertible debentures - Net of Current Portion	910,000	664,055
Lease payable	2,104,229	2,155,733
Deferred Income Tax Liability	311,724	—
Shareholder Loan	—	1,890

Total liabilities	7,059,011	6,112,936

Stockholders’ equity:
Common stock, $.0001 par value. Authorized 75,000,000 shares; issued and outstanding 23,667,057 and 15,576,640 shares	2,367	1,557
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Additional paid in capital	14,613,847	7,019,246
Retained earnings (accumulated deficit)	1,803,381	556,487
Cumulative translation adjustments	11,659	(23,299)

Total stockholders’ equity	16,431,254	7,553,991

Total liabilities and stockholder’s equity	$23,490,265	$13,666,927

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Operations (unaudited)

For the Three and Nine Months Ended

September 30, 2003 and 2002

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Total revenues:
Patient services	$1,838,095	$1,071,672	$4,459,907	$3,335,528
Management fees	2,538,322	648,747	6,189,117	1,926,274

Total revenues	4,376,417	1,720,419	10,649,024	5,261,802

Cost of sales	1,365,663	633,480	3,199,023	1,924,983

Gross profit	3,010,754	1,086,939	7,450,001	3,336,819

Operating expenses:
Selling, general and administrative	2,380,269	914,974	5,311,427	2,353,030
Depreciation expense	138,713	54,687	279,497	151,615

Operating income	491,772	117,278	1,859,077	832,174

Interest expense	103,290	74,276	350,672	203,460
Other income	37,419	173,992	50,212	173,992

Income before taxes	425,901	216,994	1,558,618	802,706

Provision for income taxes	65,296	73,778	311,724	272,852

Net income	$360,605	143,216	$1,246,894	529,854

Basic earnings per share	$0.02	$0.02	$0.06	$0.06

Basic weighted average shares outstanding	23,202,057	9,126,263	20,294,847	8,864,999

Diluted earnings per share	$0.01	$0.01	$0.05	$0.05

Diluted weighted average shares outstanding	30,914,362	11,013,408	27,178,754	10,508,811

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

For the Three Months ended September 30, 2003

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Cumulative Translation Adjustment	Total Stockholder’s Equity

Balance at June 30, 2003	22,215,483	$2,221	$13,146,211	$1,442,776	$(11,647)	$14,579,562

Common stock issued to advisory network members	2,030	0.2	2,030	—	—	2,030

Common stock issued for cash	14,544	1.5	30,749	—	—	30,750

Common stock issued for merger	1,375,000	138	1,374,863	—	—	1,375,000

Common stock issued for exercise of warrants	60,000	6	59,994	—	—	60,000

Foreign currency translation					23,306	23,306

Net income				360,605		360,605

Balance at September 30, 2003	23,667,057	$2,367	$14,613,847	$1,803,381	$11,659	$16,431,253

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statement of Cash Flows (unaudited)

For the Nine Months ended September 30, 2003 and 2002

	2003	2002
Operating activities:
Net income	1,246,894	529,854
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	279,497	151,615
Cumulative translation adjustments	11,659	(7,877)
Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(1,501,560)	(517,031)
Prepaid expenses	(428,493)	(50,298)
Other assets	(2,082,227)	46,770
Deferred Income Tax Liability	311,724	—
Accounts payable	(121,448)	86,808

Net cash provided (used) in operating activities	(2,283,954)	239,841

Investing activities:
Purchase of furniture and equipment	(384,016)	(978,632)
Payment of debentures	—	(306,556)
Cash paid for acquisition of MRS	(1,660,654)	—
Cash paid for acquisition of APG	(1,531,914)	—
Cash from acquisitions	342,950	236,698

Net cash used in investing activities	(3,233,634)	(1,048,490)

Financing activities:
Proceeds from issuance of common stock	4,402,415	451,534
Capital lease obligations	17,867	849,045
Payment of notes receivable	(218,122)	(355,301)
Notes payable	1,132,135	279,886

Net cash provided by financing activities	5,334,295	1,225,164

Net increase in cash and cash equivalents	(183,293)	416,515

Cash and cash equivalents at beginning of period	2,078,684	344,655

Cash and cash equivalents at end of period	1,895,391	761,170

Supplementary disclosure of cash flow information:

Cash paid during year for interest	350,672	203,460

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

On May 16, 2003, the Company completed the acquisition of the outstanding capital stock of Medical Rehabilitation Specialists II, Inc., a physiatry and pain management physician practice headquartered in Tallahassee, Florida. The capital stock was acquired from Kirk Mauro, M.D., the sole shareholder. The purchase price consisted of $1,375,000 in cash and 1,100,000 shares of the Company’s common stock valued at $1.25 per share. The Company may also make additional payments of up to $2,750,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting.

On August 6, 2003, the Company completed the acquisition of the non-medical assets of Associated Physicians Group, Ltd. (“APG”), a pain management practice serving the St. Louis Metro-East market with offices in O’Fallon, Freeburg and Glen Carbon, IL., and signed a long-term management agreement with the newly formed successor to APG’s medical practice. The purchase price consisted of $1,375,000 in cash and 1,375,000 shares of the Company’s common stock valued at $1.00 per share. The Company may also make additional payments of up to $2,750,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting.

Common Stock

As of November 7, 2003, the Company had 75,000,000 shares of authorized common stock with a par value of $.0001 per share of which 23,747,662 shares are issued and outstanding. The Company also has 10,000,000 preferred shares authorized none of which have been issued.

Principles of Interim Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002, the Company’s Form 10-QSB filed with the SEC on August 12, 2003 and the Company’s Definitive Proxy Statement 14A filed October 24, 2003.

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

This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from the Company’s expectations include the factors described on page 13 of this Report under “Special Note Regarding Forward-Looking Statements” as well as under “Risk Factors” beginning on page 13 of this Report.

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

Our critical accounting policies include:

•	Revenue Recognition. Revenue from management fees is recognized under the terms of the contract which is as the services are performed. Patient service revenue is recognized at the time the service is performed at the estimated net realizable amounts from patients, third-party payors and others for services rendered. The Company is a provider under the Medicare program and various other third-party payor arrangements which provide for payments to the Company at amounts different from its established rates. Provisions for estimated third-party payor settlements, if necessary, are provided in the period the related services are rendered.

•	Financial Accounting Standards . In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The changes in these rules may have a significant impact on our reported financial results. In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. These statements would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as is currently required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets.

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

Results of Operations

Set forth below is certain of our selected consolidated financial and operating information for the three months and nine months ended September 30, 2003 and the comparable period in 2002, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

	Three Months ended September 30,		Nine Months ended September 30,
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
	2003	2002	2003	2002
Total revenue	4,376,417	1,720,419	10,649,024	5,261,802
Gross profit	3,010,754	1,086,939	7,450,001	3,336,819
Net income	360,605	143,216	1,246,894	529,854
Earnings per share, basic	$0.02	$0.02	$0.06	$0.06
Earnings per share, diluted	$0.01	$0.01	$0.05	$0.05
Weighted average shares outstanding
Basic	23,202,057	9,126,263	20,294,847	8,864,999
Diluted	30,914,362	11,013,408	27,178,754	10,508,811

At September 30, 2003
Working Capital	$4,191,626
Total Current Assets	7,402,820
Total Assets	23,490,265
Stockholders’ Equity	16,431,254

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues increased to $4,376,417 for the three months ended September 30, 2003 from $1,720,419 for the comparable 2002 period, representing an increase of 154%. This increase is primarily due to the acquisitions of Medical Rehabilitation Specialists (MRS) and Associated Physicians Group (APG), along with the opening of new MedX Direct rehabilitation centers.

Our revenues for the three months ended September 30, 2003 were derived from the following sources:

Government	$779,864	17.8%
Private Insurance	$722,135	16.5%
Personal Injury	$515,809	11.8%
Workers Compensation	$412,649	9.4%
Management Fees	$1,945,960	44.5%

Gross profit increased to $3,010,754 for the three months ended September 30, 2003 from $1,086,939 for the comparable 2002 period, representing an increase of 177%. This increase is also attributed to the two acquisitions and the opening of new rehabilitation centers.

Operating expenses increased by $1,465,295 to $2,380,269 for the three months ended September 30, 2003 from $914,974 in the comparable 2002 period, representing an increase of 160%. The increase is primarily due to the additional operating costs related to the two acquisitions and the staff and overhead expense associated with the increase in corporate infrastructure to handle current and projected growth.

Interest expense increased by $29,014 as a result of financing new rehabilitation centers.

As a result of the above changes, net income was $360,605 for the three months ended September 30, 2003 compared with net income of $143,216 in the comparable 2002 period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues increased to $10,649,024 for the nine months ended September 30, 2003 from $5,261,802 for the comparable 2002 period, representing an increase of 102%. This increase is primarily due to the revenues associated with Medical Rehabilitation Specialists and Associated Physicians Group which were acquired this year and the addition of new MedX Direct rehabilitation centers.

Actual revenues for the nine months ended September 30, 2003 were derived from the following sources:

Government	$1,893,701	17.8%
Private Insurance	$1,879,244	17.6%
Personal Injury	$1,342,317	12.6%
Workers Compensation	$1,073,854	10.1%
Management Fees	$4,459,908	41.9%

Gross profit increased to $7,450,001 for the nine months ended September 30, 2003 from $3,336,819 for the comparable 2002 period, representing an increase of 123%. This increase is also attributed to growth at the existing centers, recent acquisitions and the opening of the new rehabilitation centers.

Operating expenses increased by $2,958,397 to $5,311,427 for the nine months ended September 30, 2003 from $2,353,030 in the comparable 2002 period, representing an increase of 126%. The increase is primarily due to the additional operating costs related to the two acquisitions and the staff and overhead expense associated with the increase in corporate infrastructure to handle current and projected growth.

Interest expense increased by $147,212 as a result of financing new rehabilitation centers.

As a result of the above changes, net income was $1,246,894 for the nine months ended September 30, 2003 compared with net income of $529,854 in the comparable 2002 period.

LIQUIDITY AND CAPITAL RESOURCES ON SEPTEMBER 30, 2003 AND 2002

Cash amounted to $1,895,391 at September 30, 2003, compared to $761,170 as of September 30, 2002. The net cash used in operations was $(2,283,954) for the nine months ended September 30, 2003, compared to operations generating $239,841 for the comparable period in 2002. This substantial use of cash in operations is primarily due to the additional operating costs related to the two acquisitions and the staff and overhead expense associated with the increase in corporate infrastructure to handle current and projected growth.

Cash used in investing activities was $(3,233,634) for the nine months ended September 30, 2003 compared with a use of $(1,048,490) in the comparable 2002 period. This increase is due to the recent acquisitions of Medical Rehabilitation Specialists and Associated Physicians Group.

Cash provided from financing activities was $5,334,295 for the nine months ended September 30, 2003 compared with $1,225,164 from financing activities in the comparable 2002 period. The financing activity in 2003 was the result of the proceeds of the Company’s private placement of its common stock.

Management believes the current cash position, together with the expected earnings of the Company will be sufficient to provide the Company with capital sufficient to fund working capital needs for 2003. However, it will be necessary, in order to expand the business and consummate acquisitions that additional capital be raised. While the prospects for raising additional capital on commercially reasonable terms appears to be favorable, no assurance can be given at this time that such funds will be available, or if available will be sufficient in the near term or that future funds will be sufficient to meet growth. In the event of such developments, attaining financing under such conditions may not be possible, or even if such funds are available, the terms on such capital may be available but not commercially feasible or advantageous.

PRO FORMA FINANCIALS

Following are the summarized unaudited pro forma results of operations for the nine months ended September 30, 2003 and 2002, assuming the acquisition of Associated Physicians Group (APG) had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed.

Pro Forma Condensed Statement of Operations

Nine Months ended September 30, 2003

	PainCare Historical Statements	APG Historical Statements(1)	Pro forma Adjustments	Pro forma
Revenues	$10,649,024	$1,783,925	$—	$12,432,949
Cost of sales (2)	3,199,023	489,507	(26,804)	3,661,726

Gross profit	7,450,001	1,294,418	26,804	8,771,223

Operating expenses:
General and administrative (3)	5,311,427	624,002	(4,122)	5,931,307
Depreciation expense	279,497	36,400	—	315,897

Operating income	1,859,077	634,016	30,926	2,524,019

Interest expense	350,672	274	—	350,946
Other income	50,212	448	—	50,660

Income before taxes	1,558,618	634,190	30,926	2,223,733

Provision for income taxes (4)	311,724	—	126,838	438,562

Net income	$1,246,894	$634,190	$(95,912)	$1,785,171

Basic earnings per share				$0.08

Basic weighted average shares outstanding				21,669,847

Diluted earnings per share				$0.06

Diluted weighted average shares outstanding				28,553,754

See accompanying footnotes to unaudited pro forma financial statements.

Pro Forma Condensed Statement of Operations

Nine Months ended September 30, 2002

	PainCare Historical Statements	APG Historical Statements(1)	Pro forma Adjustments	Pro forma
Revenues	$5,261,802	$1,892,304	$—	$7,154,106
Cost of sales(2)	1,924,983	410,140	(124,533)	2,210,590

Gross profit	3,336,819	1,482,164	124,533	4,943,516

Operating expenses:
General and administrative (3)	2,353,030	868,664	(11,549)	3,210,145
Depreciation expense	151,615	44,700	—	196,315

Operating income	832,174	568,800	136,082	1,537,056

Interest expense	203,460	5,637	—	209,097
Other income	173,992	2,542	—	176,534

Income before taxes	802,706	565,706	136,082	1,504,493

Provision for income taxes (4)	272,852	—	113,141	385,993

Net income	$529,854	$565,706	$22,941	$1,118,500

Basic earnings per share				$0.05

Basic weighted average shares outstanding				21,669,847

Diluted earnings per share				$0.04

Diluted weighted average shares outstanding				28,553,754

See accompanying footnotes to unaudited pro forma financial statements.

Footnotes to Unaudited Pro Forma Financial Statements

(1)	The historical financial results referenced above for APG are for the periods of January 1, 2003 through August 7, 2003 and January 1, 2002 through September 30, 2002. Results for August 8, 2003 through September 30, 2003 are included in the historical PainCare figures.

(2)	Adjustment for non-recurring compensation paid to John Vick.

(3)	Adjustment for non-recurring general and administrative expenses.

(4)	Represents an estimate of income taxes for APG as if they had filed consolidated tax returns with PainCare Holdings, Inc.

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

SIGNIFICANT RISK ASSOCIATED WITH REIMBURSEMENTS BY THIRD PARTY PAYORS

Approximately 35% of the Company’s revenues are directly dependent on the acceptance of its services as covered benefits under third party payor programs, including private insurance, HMO’s and other managed care entities. The healthcare industry is undergoing significant changes, with third party payors taking measures to reduce reimbursement rates or in some cases denying reimbursement fees for previously acceptable treatment modalities. There is no assurance that third party payors will continue to pay for minimally invasive surgery (MIS) services provided by the Company under its payor programs. Failure of third party payors to adequately cover MIS will have a materially adverse affect on the Company.

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

Between July 1, 2003 and September 30, 2003, through a Board authorized private placement of our stock, the Company sold 14,544 shares of common stock for $30,750 to accredited investors. The Company paid no commissions with respect to these transactions.

On August 8, 2003, 1,375,000 shares of common stock were issued to John Vick and his assigns as partial initial consideration for the acquisition of Associated Physicians Group, Ltd.

Between July 1, 2003 and September 30, 2003 there were no common stock shares issued for the exercise of vested stock options.

Between July 1, 2003 and September 30, 2003 a total of 60,000 common stock shares were issued for the exercise of vested warrants.

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

The Company entered into Amended and Restated Employment Agreements with its CEO, Randy Lubinsky, and CFO, Mark Szparka, on August 1, 2003. A copy of said Agreements are attached hereto as Exhibits 10.1 and 10.2, respectively.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit Index

No.	Description

10.1	Amended and Restated Employment Agreement by and between Paincare Holdings Inc. and Randy Lubinsky dated August 1, 2003.

10.2	Amended and Restated Employment Agreement by and between Paincare Holdings, Inc. and Mark Szporka dated August 1, 2003.

31.1	Certification by CEO pursuant to 18 USC Section 1350—as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to 18 USC Section 1350—as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 USC Section 1350—as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 USC Section 1350—as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A Form 8-K was filed by the Company with the SEC on August 15, 2003.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PainCare Holdings, Inc.

Date: November 11, 2003	/s/ Randy A. Lubinsky

Randy A. Lubinsky Chief Executive Officer

Date: November 11, 2003	/s/ Mark Szporka

Mark Szporka Chief Financial Officer