Form 10KSB
period 2003-12-31
PAINCARE HOLDINGS INC
filed 2004-03-25
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from              to

Commission file number:

PAINCARE HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	06-1110906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

37 N. ORANGE AVENUE, SUITE 500 ORLANDO, FLORIDA	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 926-6615

Common Stock, $.0001 par value

(Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 29.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

The Registrant’s revenues for the year ended December 31, 2003 were $14,980,867.

As of March 17, 2004, the aggregate market value of the voting and non-voting common equity of the Registrant based upon the last sale price of $2.64 for such common stock as quoted by the American Stock Exchange (symbol “PRZ”) held by non-affiliates of the Registrant was approximately $47,554,193.

As of March 17, 2004, there were 28,039,940 shares of the common stock of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The description in this Report relating to the contents of any agreements or other documents are qualified in their entirety by reference to those documents, copies of which are filed with this Report or otherwise filed with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS REPORT CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “MAY”, “EXPECT,” “ANTICIPATE,” “ESTIMATE,” OR “CONTINUE” OR THE NEGATIVE THEREOF, OR OTHER VARIATIONS THEREOF AND WHICH ARE THUS PROSPECTIVE. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES, CHANGING ECONOMIC CONDITIONS, FACTORS DISCUSSED IN THE SECTION ENTITLED “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, AND OTHER FACTORS, SOME OF WHICH WILL BE OUTSIDE THE CONTROL OF MANAGEMENT. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT’S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. READERS SHOULD REFER TO AND CAREFULLY REVIEW THE INFORMATION DESCRIBED IN FUTURE DOCUMENTS THE COMPANY FILES WITH THE SECURITIES AND EXCHANGE COMMISSION.

ii

iii

PART I

Item 1. Description of Business

Overview

PainCare Holdings, Inc. is a holding company that provides high-tech health care services through (i) our wholly owned medical practice subsidiaries, or “Owned Practices”, (ii) medical practices that we manage in States that prohibit the corporate practice of medicine, or “Managed Practices”, and (iii) medical practices where we provide certain equipment and services pursuant to specific or limited engagements, or “Limited Management Practices”. These services include pain management, minimally invasive spine surgery and orthopedic rehabilitation services to patients of our Owned Practices, Managed Practices and Limited Management Practices, (collectively the “Practices”), seeking pain relief. We have developed our “Three Pillar” business approach to provide an integrated combination of products and services to patients of the Practices seeking pain relief through pain management technologies, minimally invasive spine surgery and orthopedic rehabilitation.

Minimally invasive spine surgery or “band-aid” surgery is a specialized surgical technique based on currently available endoscopic technologies, which allows physicians to provide the most technically advanced treatment of back and neck pain in an outpatient environment. Orthopedic rehabilitation is a comprehensive program that advances functional restoration of the musculoskeletal system utilizing state of the art computerized MedX™ medical exercise machines.

We have two (2) profit centers:

(1) We acquire, in the case of Owned Practices, or manage in the case of the Managed Practices, highly profitable pain management, physiatry and orthopedic physician practices to serve as a delivery platform for our three integrated musculoskeletal services. We currently have two (2) Owned Practices providing spine surgery services, four (4) Owned Practices providing pain management services, and four (4) Managed Practices, providing pain management services.

(2) We also provide a turn-key orthopedic rehabilitation and electrodiagnostic medicine program for select orthopedic, neurosurgery, physiatry and pain physician practices. There are currently twenty (20) Limited Managed Practices, three (3) Owned Practices and four (4) Managed Practices providing these programs. The orthopedic rehabilitation program utilizes MedX state-of-the-art equipment.

We began our business in August 2000 through the reorganization of a predecessor corporation. We maintain our principal executive offices at 37 North Orange Avenue, Suite 500, Orlando, Florida 32801. Our telephone number is (407) 926-6615. Our Internet website addresses is as follows: www.paincareholdings.com. The information on our Internet website is not incorporated by reference in this report and our website address is included in this report as a textual reference only.

Recent Developments

Acquisitions

Our strategy is to rapidly grow by establishing a network of pain management, minimally invasive spine surgery and orthopedic rehabilitation centers, including the acquisition and management of physicians’ practice groups in these areas. We have completed ten acquisitions since our founding in 2000, including the following six acquisitions completed since January 1, 2003:

Name and Nature of Business	Date of Purchase	Purchase Price
Medical Rehabilitation Specialists II P.A., a pain management practice located in Florida	May 16, 2003	$1,375,000 in cash and 1,100,000 shares of common stock, plus contingent payments of up to $2,750,000 in cash and common stock if certain performance goals are met.

Associated Physician’s Group Ltd., a fully integrated treatment practice group located in Illinois	August 6, 2003	$1,375,000 in cash and 1,375,000 shares of common stock, plus contingent payments of up to $2,750,000 in cash and common stock if certain performance goals are met.

Spine & Pain Center, P.C., a pain management practice located in North Dakota	December 23, 2003	$625,000 in cash and 277,778 shares of common stock, plus contingent payments of up to $1,250,000 in cash and common stock if certain performance goals are met.

Health Care Center of Tampa, Inc., a pain management and orthopedic rehabilitation practice located in Florida	December 30, 2003	$1,937,500 in cash and 809,315 shares of common stock, plus contingent payments of up to 3,875,000 in cash and common stock if certain performance goals are met.

Christopher E. Cenac, M.D., d/b/a the Bone & Joint Surgical Clinic, an orthopedic medicine and pain management practice located in Louisiana	December 31, 2003	$1,250,000 in cash and 565,048 shares of PainCare’s common stock, plus contingent payments of up to $2,500,000 in cash and common stock if certain performance goals are met.

Kenneth M. Alo, M.D., P.A., a pain management and anesthesiology practice located in Texas	December 31, 2003	$1,750,000 in cash and 777,778 shares of PainCare’s common stock, plus contingent payments of up to $3,500,000 in cash and common stock if certain performance goals are met.

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

Nationally, modest growth in the number of pain centers occurred until the mid-1980’s, and even at the present time, the overwhelming majority of pain centers were located within hospitals and outpatient centers. However, the pain medicine marketplace is experiencing substantial growth as evidenced by the continual media attention given to this topic. With the introduction of safer anti-convulsant medications, safer anti-depressants, and improved intervention procedures, management believes that the practice of Pain Medicine is maturing rapidly into an important, if not essential component to the delivery of basic medical services.

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

Orthopedic Rehabilitation

The Company’s orthopedic rehabilitation program provides advanced testing, strengthening and rehabilitation utilizing state-of-the-art MedX equipment. Medical outcomes data along with extensive research performed both clinically and academically demonstrate the efficacy of the MedX technology for the rehabilitation of soft-tissue injuries. The program increases strength, range of motion, decrease or eliminate pain and increase functional abilities, thus enhancing quality of life.

Electrodiagnostic Medicine

The Company offers select physician practices a proprietary, turnkey electrodiagnostic medicine program as a direct extension of the neurologic portion of the physical examination. This exam can be helpful in evaluating the causes of numbness, tingling, pain, weakness, fatigue and muscle cramping for patients. The electrodiagnostic medical consultation is an assessment of the patient by a physician to establish an accurate diagnosis of a presenting clinical problem that suggests neuromuscular disorder.

“Three Pillars” of Expanded Ancillary Services

By providing pain management, orthopedic rehabilitation, electrodiagnostic medicine and developing the MIS technology within each Center, the Company is able to expand through organic growth the existing billable practice revenues. The Company’s model is based on the “Three Pillars” of expanded services. Within this model, the Company has identified three profitable outpatient services that are typically referred to providers outside of the private physician’s practice. The Company model incorporates these services, and their additional revenues, into the practice structure to significantly increase profits. The Company’s Three Pillar Model includes:

•	Pain Management

•	Orthopedic Rehabilitation

•	Minimally Invasive Surgery

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

Sales and Marketing

The Company has limited internal marketing, sales resources and personnel. In order to market any services it may develop, the Company will have to develop a marketing and sales force with technical expertise and distribution capability (or out source such duties to independent contractors). There can be no assurance that the Company will be able to establish sales and distribution capabilities or that the Company will be successful in gaining market acceptance for any services it may develop. There can be no assurance that the Company will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with payors will be available on terms commercially reasonable to the Company, or at all, or that the Company’s marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on the Company’s business, financial condition, cash flows, and results of operations.

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

Competition

Minimally invasive spinal surgery and pain management are relatively recent and evolving specialties and techniques, with few well trained physicians having the expertise to perform the procedures. There are, to the Company’s knowledge, only two large networks, HealthSouth, Inc. and U.S. Physical Therapy, Inc., dedicated primarily to MIS, orthopedic rehabilitation and pain management, although numerous companies compete in one or more segments of the Company’s business.

Employees

As of March 17, 2004, the Company and its subsidiaries employed 125 persons, of which 101 are full time and 24 are licensed physicians.

The Company’s ability to provide its services is dependent upon recruiting, hiring, and retaining qualified technical personnel. To date, the Company has been able to recruit and retain sufficient qualified personnel. None of the Company’s employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Regulatory Environment

A substantial portion of the Company’s business operations including its corporate offices are located in Florida. Florida’s prohibition on self-referrals, Fla. Stat. §455.654 (“Self-Referral Act”), prohibits health care providers from referring patients, regardless of payment source (not just Medicare and Medicaid beneficiaries), for the provision of certain designated health services (“Florida Designated Health Services”) to an entity in which the health care provider is an investor or has an investment interest. Under the Self-Referral Act, Florida Designated Health Services are defined as clinical laboratory, physical therapy, and comprehensive rehabilitative, diagnostic-imaging and radiation therapy services. The Company plans to purchase and currently operates facilities that provide some or all of these Florida Designated Health Services. All health care products and services not considered Florida Designated Health Services are classified as “other health services.” The Self-Referral Act also prohibits the referral by a physician of a patient for “other health services” to an entity in which that physician is an investor, unless (i) the physician’s investment interest is in the registered securities of a publicly traded corporation whose shares are traded on a national exchange or over-the-counter market and which has net equity at the end of its most recent fiscal quarter in excess of $50,000,000; or (ii) the physician’s investment interest is in an entity whereby (a) no more than 50% of the value of the investment interests in the entity may be held by investors who are in a position to make referrals to the entity; (b) the terms under which an investment interest is offered must be the same for referring investors and non-referring investors; (c) the terms under which an investment interest is offered may not be related to the investor’s volume of referrals to the entity; and (d) the investor must not be required to make referrals or be in the position to make referrals to the entity as a condition for becoming or remaining an investor.

Entities that meet either exception must also (i) not lend to or guarantee a loan to an investor who is in a position to make referrals if the investor uses any part of that loan to obtain the investment interest, and (ii) distribute profits and losses to investors in a manner that is directly proportional to their capital investment.

The Self-Referral Act excludes from the definition of “referral” certain services provided by specific health care providers such as referrals by a cardiologist for cardiac catheterization services. There are, however, no assurances that the definition of what constitutes a referral will remain in place.

The definition of referral also excludes services by a health care provider who is a sole provider or member of a group practice that are provided solely for the referring health care provider’s or group practice’s own patients. Physician investors cannot refer to the Company for Florida Designated Health Services based upon this exception under the Self-Referral Act because the Company does not provide Florida Designated Health Services solely for the referring physician’s or his or her group practices own patients. So long as physician investors do not refer to the Company for Florida Designated Health Services, the Company believes it will be in compliance with the Self-Referral Act. Although the Company will have mechanisms in place to monitor referrals from physician investors, it is the responsibility of the physician investors to comply with the Self-Referral Act and there can be no assurances that physician investors will comply with such law. Violations thereof could adversely affect the Company, as well as result in regulatory action against it.

The Self-Referral Act also imposes certain disclosure obligations on the Company and physician investors that are referring physicians. Under the Self-Referral Act, a physician may not refer a patient to an entity in which he or she is an investor, even for services that are not Florida Designated Health Services, unless, before doing so, the patient is given a written statement disclosing, among other things, the physician’s investment interest in the entity to which the referral is made. The Self-Referral Act also imposes disclosure obligations on the entities to which physician investors refer patients. Appropriate disclosures will be required for physician investors. It is the responsibility of any referring physician investor to comply with such statutes, regulations and professional standards. However, this law may discourage certain physician investors from making referrals to the Company or encourage patients to choose alternative health care providers. In addition, the violation thereof could adversely affect the Company, as well as result in regulatory action against it.

The Federal statute relating to self-referrals, 42 USC §1395 nn (the “Stark Law”), restricts the ability of a physician to refer patients for the furnishing of certain designated health services (“Designated Health Services”) to health care entities when the physician (or immediate family member) has a financial relationship, directly or indirectly, with the entity receiving the referral. Moreover, the entity may not present or cause to be presented a claim or bill for the Designated Health Services, either to the Medicare or Medicaid programs or any other individual or third-party payor. The financial relationship may be either an investment interest (either equity or debt) or a compensation arrangement. Designated Health Services for purposes of the Stark Law include: (i) clinical laboratory services, (ii) physical therapy services, (iii) occupational therapy services, (iv) radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services, (v) radiation therapy services and supplies, (vi) durable medical equipment and supplies, (vii) parenteral and enteral nutrients, equipment, and supplies, (viii) prosthetics, orthotics, and prosthetic devices and supplies, (ix) home health services, (x) outpatient prescription drugs, and (xi) inpatient and outpatient hospital services.

There are exceptions to the Stark Law that apply (i) to both ownership or investment interests and compensation arrangements, (ii) only to ownership or investment interests, or (iii) only to compensation arrangements. The current structure of the Company will not meet any of the exceptions to permit a physician investor’s referral for Designated Health Services. Therefore, physician investors cannot refer to the Company for Designated Health Services. Although the Company will have mechanisms in place to monitor referrals from physician investors, it is the responsibility of physician investors to comply with the Stark Law and no assurance can be given that physician investors will comply with such law.

Two of the exceptions that protect only compensation arrangements are for employees and personal services, and their requirements are similar to the Safe Harbor requirements discussed above. However, unlike the Safe Harbors to the Anti-Kickback Law, the exceptions to the Stark Law must be complied with fully. The Company believes it currently meets the requirements of both of these exceptions.

Notwithstanding the Company’s belief that it currently is in compliance with the Stark Laws, no assurance can be given that a federal agency charged with enforcement and/or interpreting the Stark Law, or a private party, might not successfully assert a contrary position, or that future federal statutes, regulations, administrative interpretations and/or judicial decisions would cause an investor’s referral to be prohibited, or result in the imposition of penalties on the Company or investors. Even the assertion of a violation could have a material adverse effect upon the financial condition and results of the operation of the Company.

Violations of the Florida and Federal self-referral laws may result in substantial civil penalties and administrative sanctions for individuals or entities, including exclusion from participation in the Medicare and Medicaid programs, as well as the suspension or revocation of a physician’s license to practice medicine and surgery in Florida. Such sanctions, if applied to the Company or any of its physician investors, would result in significant loss of reimbursement and could have a material adverse effect on the Company.

Florida also has a criminal prohibition regarding the offering, soliciting, or receiving of remuneration, directly or indirectly, in cash or in kind, in exchange for the referral of patients (the “Patient Brokering Act”). One of the exceptions to this prohibition is for business and compensation arrangements that do not violate the Anti-Kickback Law. Accordingly, so long as the Company is in compliance with the Anti-Kickback Law, then it will be in compliance with the Patient Brokering Act.

An Advisory Opinion procedure similar to that discussed above and the Declaratory Statement procedure also are available for parties seeking guidance as to whether a specific transaction violates the Stark Law or the Self-Referral Act, as the case may be. Potential investors should be aware that the Company does not intend to seek the guidance available under either of these procedures.

Item 2. Description of Property

The Company leases approximately 1,364 square feet of office space in Orlando, Florida for its corporate offices at an average monthly net rent of $3,400 over the term of the lease. The lease expires in October 2004. Rothbart Pain Management Clinic Inc. leases approximately 6,000 square feet of space in Toronto, Canada that will expire in 2008 and has a net monthly rental of approximately $9,872. Advanced Orthopaedics of South Florida, Inc. leases approximately 12,000 square feet of space in Lake Worth, Florida, that will expire in 2007 and has a net monthly rental of approximately $15,400. Pain and Rehabilitation Network, Inc., leases approximately 6,067 square feet of space in Orange Park, Florida, that will expire in 2013 and has a net monthly rental of approximately $7,838. Medical Rehabilitation Specialists, Inc. leases approximately 5,202 square feet of space in Tallahassee, Florida, that will expire in 2009 and has a net monthly rental of approximately $8,155. Associated Physicians Group leases approximately 10,283 square feet of space in three separate locations throughout Illinois under three separate leases which expire at different dates ranging from 2006 to 2007. The leases have a total net monthly rental of approximately $11,387. Spine and Pain Center leases approximately 7,151 square feet of space in Bismarck, North Dakota, that will expire in 2005 and has a net monthly rental of approximately $13,110. Health Care Center of Tampa, Inc. leases approximately 5,280 square feet of space in Lakeland, Florida, that will expire in 2008 and has a net monthly rental of approximately $8,800. Bone and Joint Surgical Clinic leases approximately 8,734 square feet of space in Houma, Louisiana, that will expire in 2008 and has a net monthly rental of approximately $5,000. Kenneth M. Alo, M.D., P.A. leases approximately 1,837 square feet of space in Houston, Texas, that will expire in 2006 and has a net monthly rental of approximately $3,026.

Item 3. Legal Proceedings

Neither the Company, nor any of its subsidiaries are a party to any legal action or proceeding which would have a material adverse effect on its business or results of operation.

Item 4. Submission of Matters To A Vote of Security Holders

On November 4, 2003 the Company filed a Definitive Proxy Statement with the SEC with respect to the solicitation of proxies by the Board of Directors of the Company for use at the Annual Meeting of its stockholders (the “Annual Meeting”), which was held on December 5, 2003. With respect to the proposals set forth in the Proxy Statement, the Company set the record date as of the close of business on October 24, 2003 (the “Record Date”) for the determination of stockholders entitled to notice of and to vote at the Annual Meeting. As of the Record Date, there were 23,667,057 shares issued to Company stockholders which were entitled to vote.

At the Annual Meeting of the Company stockholders, the following matters were approved:

1. Election of Directors. The board of directors of the Company nominated and the stockholders elected the following individuals to serve on the Company’s board until the next annual meeting of the stockholders or until their successors are nominated and appointed:

VOTE 1:

NAME	SHARES FOR		SHARES AGAINST		ABSTAIN
	Proxy	In Person	Proxy	In Person	Proxy	In Person
Randy Lubinsky	18,385,255	0	11,228	0	0	0
Mark Szporka	18,385,255	0	11,228	0	0	0
Dr. Jay Rosen	18,388,910	0	7,523	0	0	0
Dr. Peter Rothbart	18,388,910	0	7,523	0	0	0
Dr. Merrill Reuter	18,388,910	0	7,523	0	0	0
Ronald Riewold	18,385,255	0	11,228	0	0	0
Arthur J. Hudson	18,385,255	0	11,228	0	0	0
Robert Fusco	18,385,255	0	11,228	0	0	0
Philip Capalongo	18,388,910	0	7,523	0	0	0

2. Ratification to Increase Options Available under the Company’s 2001 Stock Option Plan. As recommended by the board, the stockholders of the Company ratified and approved the increase in the number of options available under the Company’s 2001 Stock Option Plan from 5,000,000 shares to 8,000,000 shares as follows:

VOTE 2:

SHARES FOR:	Proxy: 13,445,451	SHARES AGAINST:	Proxy: 1,111,362
	In Person: 0		In Person: 0

ABSTAIN:	Proxy: 30,362
In Person: 0

The purpose of the Plan is to advance the growth and development of the Company by affording an opportunity to executives, consultants and key employees of the Company as well as directors of the Company and its affiliates to purchase shares of the Company’s common stock and to provide incentives for them to put forth maximum efforts for the success of the Company’s business. The Plan is intended to permit certain designated stock options granted under the Plan to qualify as incentive stock options under Section 422A of the Code.

3. Ratification of Tschopp, Whitcomb and Orr, P.A. as the Company’s Independent Certified Accountants. Parks, Tschopp, Whitcomb, and Orr, P.A. was engaged on August 6, 2002 following the merger with PainCare, Inc. as the Company’s independent certified public accountants. As recommended by the board, the stockholders of the Company ratified and approved Tschopp, Whitcomb, and Orr, P.A. as the Company’s independent certified accountants. Please note that the firm’s name has been changed from Parks, Tschopp, Whitcomb and Orr, P.A. to Tschopp, Whitcomb and Orr, P.A. during 2003.

VOTE 3:

SHARES FOR:	Proxy: 18,377,970	SHARES AGAINST:	Proxy: 4,487
	In Person: 0		In Person: 0

ABSTAIN:	Proxy: 14,004
In Person: 0

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s common stock traded on the Over-the-Counter Bulletin Board under the symbol HELP from September 29, 1997 to March 18, 2002. On March 18, 2002, the Company in accordance with the Merger Agreement with PainCare, Inc. consummated a 22.19 to 1 reverse stock split. Contemporaneous with the stock split, the Company’s symbol was changed to HMRB. Effective as of November 18, 2002, the Company was reincorporated in the State of Florida and in connection with such reincorporation, the Company’s symbol was changed to PANC. On June 16, 2003 the Company’s common stock commenced trading on the American Stock Exchange and the Company’s symbol was changed to PRZ. On March 17, 2004, the last sales price for the shares of common stock as reported on the American Stock Exchange was $2.64 per share.

The table below sets forth, for the periods indicated, the reported high and low sale prices (calculated based on the 22.19 to 1 reverse stock split that occurred on March 18, 2002) of the Company’s common stock on the Over-the-Counter Bulletin Board and American Stock Exchange.

	Common Stock
	High	Low
CALENDAR 2002

Quarter ending March 31, 2002	$1.20	$1.20
Quarter ending June 30, 2002	$1.20	$0.12
Quarter ending September 30, 2002	$1.74	$0.12
Quarter ending December 31, 2002	$1.01	$0.40

CALENDAR 2003

Quarter ending March 31, 2003	$2.05	$0.78
Quarter ending June 30, 2003	$3.25	$1.60
Quarter ending September 30, 2003	$2.97	$1.85
Quarter ending December 31, 2003	$4.00	$2.18

The last sales price of our common stock on March 17, 2004 as reported on the AMEX was $2.64 per share.

Shareholders. As of March 17 2004, we had 28,039,940 shares of common stock outstanding and approximately 1,425 common stockholders of record.

Dividends. Since our Reincorporation, we have not declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

Recent Sales of Unregistered Securities.

The following information sets forth certain information for all securities sold by the Company during the past year without registration under the Securities Act of 1933, as amended (the “Securities Act”).

From January 1, 2003 through January 10, 2003, our wholly-owned subsidiary sold to certain accredited investors approximately 6 Units of its Series A, 8% Senior Convertible Preferred Stock for $311,500 consisting of approximately 1,246 shares of its Series A, 8% Senior Convertible Preferred Stock. In accordance with the conversion privileges provided and exercised by certain of these investors, the Company issued 455,913 shares of its common stock in exchange for the Preferred Stock. The Company paid no commissions with respect to these transactions. This Offering was terminated on January 10, 2003.

From January 17, 2003 through April 25, 2003, PainCare Holdings, Inc. sold to certain accredited investors approximately 71 Units of its Common Shares for $3,562,779 consisting of approximately 3,166,542 shares of its Common Stock. The Company paid no commissions with respect to these transactions. This Offering was terminated on April 25, 2003.

From April 30, 2003 through December 29, 2003, PainCare Holdings, Inc. sold to certain accredited investors approximately 72 Units of its Common Shares for $3,599,847 consisting of approximately 1,886,624 shares of its Common Stock. The Company paid no commissions with respect to these transactions. This Offering was terminated on December 29, 2003.

On May 16, 2003, the Company completed the acquisition of the outstanding capital stock of Medical Rehabilitation Specialists II, P.A., a physiatry and pain management physician practice located in Tallahassee, Florida. The Company paid $1,375,000 in cash and delivered 1,100,000 shares of its common stock valued at $1.25 per share.

On August 6, 2003, the Company completed the acquisition of the non-medical assets and executed a long-term management agreement with Industrial & Sport Rehabilitation, Ltd. d/b/a Associated Physicians Group, a pain management group practice serving the St. Louis Metro-East market. The Company paid $1,375,000 in cash and delivered 1,375,000 shares of its common stock valued at $1.00 per share.

On December 18, 2003 the Company completed a $10 million Private Placement with a group of institutional investors. The financing consisted of $10 million of fixed price Convertible Debentures. The investors also received warrants to purchase 1,263,316 shares of the Company’s common stock. Net proceeds from the financing after estimated costs and expenses was approximately $9.75 million and will provide funds for working capital purposes and the Company’s ongoing acquisition program, including the anticipated near term acquisition of four physician practices.

The 7.5% Convertible Debentures are due December 2006 and are convertible into shares of the Company’s Common Stock at $2.6121 per share, a 10% premium over the recent market price. Interest on the Debentures is payable in quarterly installments commencing in March 2004 in cash or stock, at the Company’s election. The warrants to be issued to the investors have a term of four years and are exercisable as follows: 631,658 shares at $2.7309 per share, a 15% premium over the Closing Price and 631,658 shares at $2.8496 per share, a 20% premium over the Closing Price.

On December 23, 2003, the Company completed the acquisition of the non-medical assets and executed a long-term management agreement with Spine and Pain Center, P.C., a pain management physician practice located in Bismarck, North Dakota. The Company paid $625,000 in cash and delivered 277,778 shares of its common stock valued at $2.25 per share.

On December 30, 2003, the Company completed the acquisition of the capital stock of Health Care Center of Tampa, Inc., a pain management physician practice located in Lakeland, Florida. The Company paid $1,937,500 in cash and delivered 809,315 shares of its common stock valued at $2.39 per share.

On December 31, 2003, the Company completed the acquisition of the non-medical assets and executed a long-term management agreement with Kenneth M. Alo, M.D., P.A., a pain management physician practice located in Houston, Texas. The Company paid $1,750,000 in cash and delivered 777,778 shares of its common stock valued at $2.25 per share.

On December 31, 2003, the Company completed the acquisition of the assets of Bone and Joint Surgical Clinic, an orthopedic medicine and pain management physician practice located in Houma, Louisiana. The Company paid $1,250,000 in cash and delivered 565,048 shares of its common stock valued at $2.21 per share.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from the Company’s expectations include the factors described on page ii of this Report under “Forward-Looking Statements” as well as under “Factors Affecting Operating Results And Market Price Of Securities”.

Outlook

The Company is in the process of establishing a North American network of pain management, minimally invasive surgery and orthopedic rehabilitation centers. The Company’s strategy is to rapidly grow by acquiring physician practices and establishing a network of pain management, minimally invasive spine surgery and orthopedic rehabilitation centers. The Company has developed its “Three Pillar” business approach to provide an integrated combination of products and services to patients seeking pain relief through Pain Management technologies, Minimally Invasive Spine Surgery (MIS) and Orthopedic Rehabilitation. MIS or “band-aid” surgery is a specialized surgical technique based on currently available endoscopic technologies, which allows physicians to provide the most technically advanced treatment of back and neck pain in an outpatient environment. Orthopedic Rehabilitation is a comprehensive program that advances functional restoration of the musculoskeletal system utilizing state-of-the-art computerized MedX medical exercise machines.

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

Actual results may vary depending on the Company’s results of operations.

Significant Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses PainCare’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, income taxes, financing operations, contractual obligations, restructuring costs, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Intangible Assets. Intangible assets determined to have definite lives are amortized over their useful lives. In accordance with SFAS No. 142, if conditions exist that indicate the carrying value may not be recoverable, we review those intangible assets with definite lives to ensure they are appropriately valued goodwill is not amortized.

In June 2001, the FASB approved SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. At December 31, 2003, the Company performed an assessment of whether there is an indication that goodwill impaired. Based on the assessment, there was no impairment of goodwill as of December 31, 2003. Amortization expense related to goodwill was $0 for the years ended December 31, 2003 and 2002.

In April 2002, the FASB issued SFAS No. 145, recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which requires all gains and losses from extinguishments of debt to be aggregated and if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in ABP No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale- leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.

In June 2002, the FASB issued SFAS No. 146. Accounting for Cost associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit, an activity including Certain Costs Incurred in a Restructuring.” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF issue 94-3 a liability for an exit cost, as defined, was recognized at the date of equity’s’ commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2003 with earlier application encouraged. The company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institutions.” SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value or liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and other Intangible Assets.” In addition, this statement amends SFAS No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain financial institution-related intangible assets. SFAS No. 147 is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosures requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002, SFAS No. 148 will not have any impact on the Company’s financial statements as management does not intend to change to the fair value method.

Analysis of Financial Condition and Results of Operations For The Twelve Months Ended December 31, 2003 Compared To Twelve Months Ended December 31, 2002

Total revenues increased to $14,980,867 for fiscal 2003, from $7,497,942 in fiscal 2002, representing an increase of 99.8%. This increase is primarily due to: a full year of revenues of Pain & Rehabilitation Network, our wholly-owned subsidiary acquired in December 2002, as compared to one month in 2002; the inclusion of eight months of revenues from Associated Physicians Group and Medical Rehabilitation Specialists which were acquired in 2003; and the revenues associated with opening 18 new MedX rehabilitation centers during 2003.

Gross profit increased to $10,394,135 for fiscal 2003, from $4,799,492 in fiscal 2002, representing an increase of 116.6%. This increase is also attributed to the profits of the Pain and Rehabilitation Network, Medical Rehabilitation Specialists and Associated Physicians Group, as well as the opening of new rehabilitation centers.

Operating expenses increased by $4,393,104 to $8,068,568 for fiscal 2003, from $3,675,464 for fiscal 2002, representing an increase of approximately 119.5%. The increase is primarily due to: $1,207,293 million in general and administrative costs incurred with the three acquired practices of Pain & Rehabilitation, Medical Rehabilitation Specialists and Associated Physician Group; $766,253 in general and administrative costs attributed to the opening of the new rehabilitation centers; an increase of approximately $650,000 for the cost of additional personnel and related costs of developing an acquisition integration team at the holding company level, $335,000 in incremental legal, accounting and investor relations costs associated with being a publicly traded company; and $256,241 in incremental depreciation.

Net interest expense increased to $487,786 in fiscal 2003 from $358,546 in fiscal 2002, representing an increase of 36%. This increase is a result of the increase of MedX equipment leases.

Other income decreased to $45,425 in fiscal 2003, from $173,992 in fiscal 2002. This differential is attributed to the forgiveness during 2002 of accrued liabilities for rent at Rothbart Pain Management Centers.

The provision for income taxes increased to $670,300 in fiscal 2003 from $234,440 in fiscal 2002. The effective tax rate increased to 35.6% in fiscal 2003 from 25.0% due to the full utilization of prior period tax loss carryforwards.

As a result of the above changes, net income was $1,212,906 in fiscal 2003, compared with net income of $705,034 in fiscal 2002, which represented an increase of 72.0%.

Actual revenues for the twelve months ended December 31, 2003 were $14,980,867 and were derived from the following sources:

Government	$2,523,698	16.9%
Private Insurance	$2,416,792	16.1%
Personal Injury	$1,726,278	11.5%
Workers Compensation	$1,381,024	9.2%
Management Fees	$6,933,075	46.3%

Liquidity And Capital Resources

Our cash and cash equivalents equaled $7,923,767 at December 31, 2003, compared to $2,078,684 at December 31, 2002. The net cash used by our operations was $310,963 for fiscal 2003, compared to net cash used in fiscal 2002 of $1,169,508.

Cash used in investing activities was $7,357,171 during fiscal 2003 compared with $509,905 in fiscal 2002. This increased use in fiscal 2003 is primarily due to cash paid as consideration in the acquisitions of Medical Rehabilitation Specialists, Associated Physicians Group, Spine and Pain Center and Health Care Center of Tampa.

Cash provided from financing activities was $13,513,217 in fiscal 2003, compared with $3,413,442 during fiscal 2002. The increased financing activity in 2003 was the result of the proceeds of a private placement of common stock, proceeds from the issuance of convertible debentures, an increase in capital leases on MedX equipment purchases, and an increase in notes payable.

Considering our current cash position as well as our projected cash flows for fiscal 2004, we believe, based upon current operations, business strategies and reasonable expectations and assumptions, that our cash position will be sufficient to fund our business operations.

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

Statements regarding the Company’s future financial performance or results of operations, including expected revenue growth, earnings growth, future expenses, future operating margins and other future or expected performance are subject to the following risks: that projected operating efficiencies and cost-reduction initiatives will not be achieved due to implementation difficulties or contractual spending commitments that can’t be reduced; the acquisition of businesses or the launch of new lines of business, which could increase operating expenses and dilute operating margins; the inability to attract new customers; increased competition, which could lead to negative pressure on the Company’s pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with customers, whether due to competition or other factors; costs associated with the Company’s initiatives to upgrade its technology platforms or the failure of the Company to successfully complete that initiative; and to the general risks associated with the Company’s businesses.

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

Risks Related to Our Company and Business

Our Lack Of Operating History Makes Evaluating Our Future Performance Difficult And The Challenge Of Operating A Public Company Without Experience May Cause Our Business Operations And Financial Position To Be Adversely Affected.

Because we have been operating only since August 2000, the market will have little basis to evaluate our ability to develop, market and sell our products and services. Our ability to commercialize these products and services and generate operating profits and positive operating cash flow will depend principally upon our ability to:

•	attract and retain an adequate number of patients;

•	enter new markets and compete successfully in them;

•	manage operating expenses;

•	raise additional capital to fund our capital expenditure plans; and

•	attract and retain qualified personnel.

Our management will be challenged with the aspects of operating a public company and with the associated regulatory and compliance issues. The diversion of the attention of management, which has little experience in operating public companies, and any difficulties encountered in the process of operating a public company could lead to possible unanticipated liabilities and costs and cause the disruption of, or a loss of momentum in, our business activities. This uncertainty may adversely affect our ability to retain some of our key employees. As a consequence, we cannot assure you that we will successfully or profitably manage our business.

We Have Recently Been Profitable But No Assurance Can Be Given That Such Profitability Will Continue

For the years ended December 31, 2003 and 2002 we realized net income of $1,212,906 and $750,034 respectively.

We expect to increase our spending significantly as we continue to expand our product and service offerings and commercialization activities. We will be dependent, in part, on the return of the market for medical products and services. As a result, we will need to generate significant revenues in order to continue to grow our business and remain profitable.

Our Current Capital May Be Insufficient To Finance All Of Our Future Business Plans

We believe that our current capital will be sufficient to support our operations and planned capital expenditures (saving acquisitions) through fiscal 2004, without additional fundraising but may not be sufficient to fund all of our future business plans. Our future need for capital will depend on a number of factors, including the level of marketing activities, the amount of funding required to establish a network of minimally invasive spinal surgery and pain management clinics by purchasing, owning, establishing and expanding certain assets used in minimally invasive spine surgery and pain management; managing and developing spine treatment and pain management clinics, diagnostic and rehabilitation services and outpatient surgery facilities; and provide non-professional support services, facilities, equipment, non-professional personnel, supplies and non-professional support staff to medical practices. Moreover, our business plans may change or unforeseen events may occur which affect the amount of additional funds required by us. If we do not raise additional funds if and when required, the lack thereof could have a material adverse effect on us. Further, there is no assurance that the terms on which any funds obtained by us will be favorable to our stockholders at that time.

Our Cash Flow And Financial Condition May Be Adversely Affected By The Assumption Of Credit Risks

Our Practices bill patients and/or their insurance carriers for services provided by the Practices and/or their physicians, including physician fees, facility fees and technical fees. By undertaking the responsibility for patient billing and collection activities, the Practices assume the credit risk presented by the patient base, as well as the risk of payment delays attendant to reimbursement through governmental programs or third party payors. If our Practices are unsuccessful in collecting a substantial amount of such fees it will have a material adverse affect on our financial condition.

Our Business Plan May Not Be Scalable Or Commercially Viable And As A Result The Expected Increase In The Combined Company Value May Not Be Realized

There is no assurance that our business plan will ever be scalable or commercially viable and no assurance can be given that we will maintain our profitability. In addition, prospects for our profitability will be affected by expenses, operational difficulties and other factors frequently encountered in the development of a business enterprise in a competitive environment, many of which factors may be unforeseen and beyond our control. Accordingly, we may never obtain the expected growth and the value that would otherwise be expected.

We May Not Be Able To Keep Our Trade Secrets Confidential

We rely significantly upon unpatented proprietary technology, information, processes and know-how. We seek to protect this information by confidentiality agreements with our employees, consultants and other third-party contractors as well as through other security measures. These confidentiality agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

The Loss Of Key Personnel Could Make It Difficult To Complete Existing Projects And Undertake New Projects

Our success is dependent upon our ability to identify, hire and retain our employees, including our physicians and a significant component of the value of the business is in the know-how and experience of our employees. If certain key employees were to leave, we may be unable to operate our business profitably, complete existing projects or undertake certain new projects.

In addition to our Practice physicians, our key employees and consultants include Merrill Reuter, M.D., Peter Rothbart, M.D., Randy Lubinsky, Mark Szporka, and Ron Riewold. Employment agreements have been executed with Randy Lubinsky (Chief Executive Officer and Director), Ron Riewold (President and Director), Mark Szporka (Chief Financial Officer and Director), and Dr. Merrill Reuter (President of AOSF and Chairman of the Board) A consulting agreement has been executed with Peter Rothbart, M.D. Should the services of Dr. Reuter, Dr. Rothbart, Randy Lubinsky, Ron Riewold, or Mark Szporka or other key personnel become unavailable to us for any reason, our business could be adversely affected. There is no assurance that we will be able to retain these key individuals and/or attract new employees of the caliber needed to achieve our objectives. We do not maintain any key employee life insurance policies.

Under the employment agreements of Mr. Lubinsky and Mr. Szporka, in the event of a change of control, they may terminate the agreement and receive a lump sum severance payment equal to 2.9 times their annual salary at date of termination. Under the employment agreement of Dr. Reuter, he is to receive a lump-sum severance payment of $500,000 if his employment is terminated “Without Cause” or if he terminates the agreement “For Cause.”

To date, we have experienced no difficulties in attracting key personnel and have been able to retain all such key personnel. To the best of our knowledge and belief, there are no key personnel that are planning to retire or leave PainCare in the near future.

Our Growth Strategy May Not Prove Viable And Expected Growth And Value May Not Be Realized

Our strategy is to rapidly grow by acquiring, establishing and managing a network of pain management, minimally invasive spine surgery and orthopedic rehabilitation centers. Identifying appropriate physician groups and proposing, negotiating and implementing economically attractive affiliations with them can be a lengthy, complex and costly process. There can be no assurance that we will be successful in identifying and establishing relationships with orthopedic surgery and pain management groups. If we are successful in implementing our strategy of rapid growth, such growth may impair our ability to efficiently provide non-professional support services, facilities, equipment, non-professional personnel, supplies and non-professional support staff to medical practices. Our future financial results could be materially adversely affected if we are unable to manage growth effectively.

There can be no assurance that physicians, medical providers or the medical community in general will accept our business strategy and adopt the strategy offered us. The extent that, and rate of which, these services achieve market acceptance and penetration will depend on many variables including, but not limited to, a timely penetration of the market, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of these services, the advantage of these services over existing technology, and third-party reimbursement practices. There can be no assurance that the medical community and third-party payors will accept our technology. Similar risks will confront any other services developed by us in the future. Failure of our services to gain market acceptance would have a material adverse effect on our business, financial condition, and results of operations

Growth Through Acquisitions

We intend to grow through acquisitions. There can be no assurance that suitable acquisitions will be available or that acquisitions can be negotiated on acceptable terms, or that the operations of acquired businesses can be integrated effectively into our existing operations. Competition for suitable acquisition candidates is expected to be intense and many of our competitors will have greater resources than us. The failure to implement our acquisition strategy could have a material adverse effect on our expected financial performance and, moreover, the attendant risks of expansion could also have a material adverse effect on our business.

Our growth strategy will result in significant additional demands on our infrastructure, and will place a significant strain on our management, administrative, operational, financial and technical resources, and increased demands on its systems and controls. Additional capital will be needed to fund expected acquisitions and there can be no assurance that we will be able to obtain sufficient resources to support this planned growth strategy. The inability to continue to upgrade the operating and financial control systems, the emergence of unexpected expansion difficulties or failure to manage our proposed expansion properly could have a material adverse effect on our business, financial condition and results of operations.

Significant Risk Associated With Reimbursements By Third Party Payors

Approximately 60% of our revenues are directly dependent on the acceptance of our Practice services as covered benefits under third party payor programs, including private insurance, HMO’s and other managed care entities. The healthcare industry is undergoing significant changes, with third party payors taking measures to reduce reimbursement rates or in some cases denying reimbursement fees for previously acceptable treatment modalities. There is no assurance that third party payors will continue to pay for minimally invasive surgery services provided by our Owned Practices us under their payor programs. Failure of third party payors to adequately cover minimally invasive surgery will have a materially adverse affect on us.

There Are Risks Inherent In The Provision Of Medical Services Which Could Adversely Impact Our Business

Our Practices are involved in the delivery of healthcare services to the public and are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of any applicable insurance coverage. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. There can be no assurance that our Practices will not be subject to such claims, that any claim will be successfully defended or, if our Practices are found liable, that the claim will not exceed the limits of our insurance. Professional liability claims could have a material adverse effect on us.

We Have Limited Marketing And Sales Capability Which Could Adversely Affect Our Growth Plans

We have limited internal marketing and sales resources and personnel. In order to effectively market any services, we will have to develop a marketing and sales force with technical expertise and distribution capability (or out-source such duties to independent contractors). There can be no assurance that we will be able to establish sales and distribution capabilities or that we will be successful in gaining market acceptance for any services it may develop. There can be no assurance that we will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with payors will be available on terms commercially reasonable to our Practices, or at all, or that our marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Our Business Is Subject To Substantial Competition Which Could Have A Material Impact On Its Business And Financial Condition

The healthcare industry in general, and the market for orthopedic and rehabilitation services in particular, are highly competitive. We compete with companies like HealthSouth, Inc. and U.S. Physical Therapy, Inc. that are larger in size than us and have access to considerably greater financial resources than us. We compete by providing through our Practices more personalized care to the patients we serve. Our Practices compete against other contract providers on the basis of quality of services, price and reliability. In the State of Florida, in particular, competition with respect to healthcare providers is highly competitive. Our Practices rely on their reputation and service to market our services and products.

Failure To Obtain Managed Care Contracts And Legislative Changes Could Adversely Affect Business

There can be no assurance that our Practices will be able to obtain managed care contracts. Our Practices’ future inability to obtain managed care contracts in their markets could have a material adverse effect on our business, financial condition or results of operation. In addition, federal and state legislative proposals have been introduced that could substantially increase the number of Medicare and Medicaid recipients enrolled in HMOs and other managed care plans. We will, through our Practices, derive a substantial portion of our revenue from Medicare and Medicaid. In the event such proposals are adopted, there can be no assurance that our Practices will be able to obtain contracts from HMOs and other managed care plans serving Medicare and Medicaid enrollees. Failure to obtain such contracts could have a material adverse effect on the business, financial condition and results of operations.

Risks Associated With Highly Regulated Industry

The Health Care Industry Is Highly Regulated And Our Failure To Comply With Laws And Regulations Applicable To Us Or The Owned Practices, And The Failure Of The Managed Practices And The Limited Management Practices To Comply With Laws And Regulations Applicable To Them Could Have An Adverse Effect On Our Financial Condition And Results Of Operations.

Our Owned Practices, the Managed Practices and the Limited Management Practices are subject to substantial federal, state and local government health care laws and regulations. If we or they fail to comply with applicable laws, or if a determination is made that in the past we or the Managed Practices or the Limited Management Practices have failed to comply with these laws, our financial condition and results of operations could be adversely affected. In addition, laws and regulations are constantly changing and may impose additional requirements. These changes could have the effect of impeding our ability to continue to do business or reduce our opportunities to continue to grow.

Periodic Revisions To Laws And Regulations May Have The Effect Of Reducing The Revenues Generated By The Owned Practices, Managed Practices And The Limited Management Practices. This Could Have An Adverse Effect On The Company’s Revenues And Results Of Operations.

A source of the revenues generated by the Owned Practices, the Managed Practices and the Limited Management Practices is derived from governmental payors. These governmental payors have taken and may continue to take steps designed to reduce the cost of medical care. Oftentimes, private payors follow the lead of governmental payors, and private payors could also take steps to reduce the cost to them of medical care. A change in the makeup of the patient mix that results in a decrease in patients covered by private insurance or a shift by private payors to other payment structures could also adversely affect our business, financial condition and results of operations. If reductions in reimbursement occur, the revenues generated by the Owned Practices, the Managed Practices and the Limited Management Practices could shrink. This shrinkage would cause a reduction in our revenues. Accordingly, our business could be adversely affected by reductions in or limitations on reimbursement amounts for medical services rendered, payor mix changes or shifts by payors to different payment structures.

Because government-sponsored payors generally pay providers based on a fee schedule, and the trend is for private payors to do the same, we may not be able to forestall a decrease in our revenues by increasing the amounts the Owned Practices charge for services. The same applies to the Limited Management Practices and the Managed Practices. They cannot increase their charges in an attempt to counteract reductions in reimbursement for services. There can be no assurance that any reduced operating margins could be recouped through cost reductions, increased volume, and introduction of additional procedures or otherwise. We believe that trends in cost containment in the health care industry will continue to result in reductions from historical levels of per-patient revenue.

Federal And State Healthcare Reform May Have An Adverse Effect On Our Financial Condition And Results Of Operations.

Federal and state governments have continued to focus significant attention on health care reform. A broad range of health care reform measures have been introduced in Congress and in state legislatures. It is not clear at this time what proposals, if any, will be adopted, or, if adopted, what effect, if any, such proposals would have on our business. There can be no assurance that such proposals would not have a material adverse effect on our business.

If The Owned Practices, Managed Practices And Limited Management Practices Do Not Appropriately Record And Bill For Services Rendered, Our Revenues Could Be Adversely Affected.

Because our revenues are dependent, at least in part, on the revenues generated by the Owned Practices, Managed Practices and Limited Management Practices, if physicians employed by or under contract with them do not bill for their services appropriately, our revenues could be adversely affected.

Regulatory Authorities Could Assert That The Owned Practices, The Managed Practices Or The Limited Management Practices Fail To Comply With The Federal Stark Law. If Such A Claim Were Successfully Asserted, This Would Result In The Inability Of These Practices To Bill For Services Rendered, Which Would Have An Adverse Effect On Our Financial Condition And Results Of Operations. In Addition, We Could Be Required To Restructure Or Terminate Our Arrangements With These Practices. This Result, Or Our Inability To Successfully Restructure The Arrangements To Comply With The Stark Law, Could Jeopardize Our Business.

Section 1877 of Title 18 of the Social Security Act (commonly referred to as the “Stark Law”) prohibits a physician from making a referral to an entity for the furnishing of Medicare-covered “designated health services” if the physician (or an immediate family member of the physician) has a “financial relationship” with that entity. “Designated health services” include clinical laboratory services; physical and occupational therapy services; radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services (including the professional component such diagnostic testing, but excluding procedures where the imaging modality is used to guide a needle, probe or catheter accurately); radiation therapy services and supplies; durable medical equipment and supplies; home health services; inpatient and outpatient hospital services; and others. A “financial relationship” is defined as an ownership or investment interest in or a compensation arrangement with an entity that provides designated health services. Sanctions for prohibited referrals include denial of Medicare payment, and civil money penalties of up to $15,000 for each service ordered. Designated health services furnished pursuant to a referral that is prohibited by Stark are not covered by Medicare and payments improperly collected must be promptly refunded.

The physicians in our Owned Practices have a financial relationship with the Owned Practices (they receive compensation for services rendered) and may refer patients to the Owned Practices for physical and occupational therapy services (and perhaps other designated health services) covered by Medicare. Therefore, an exception would have to apply to allow the physicians in our Owned Practices to refer patients to the Owned Practices for the provision by the Owned Practices of Medicare-covered designated health services.

There are several exceptions to the prohibition on referrals for designated health services which have the effect of allowing a physician that has a financial relationship with an entity to make referrals to that entity for the provision of Medicare-covered designated health services. The exception on which we rely with respect to the Owned Practices is the exception for employees, as all of the physicians employed in our Owned Practices are W-2 employees of the respective Owned Practices. Therefore, we believe that the physicians employed by our Owned Practices can refer patients to the Owned Practices for the provision of designated health services covered by Medicare. Nevertheless, should the Owned Practices fail to adhere to the conditions of the employment exception, or if a regulator determines that the employees or the employment relationship do not meet the criteria of the employment exception, the Owned Practices would be liable for violating the Stark Law, and that could have a material adverse effect on us. We believe that our relationships with the Managed Practices and the Limited Management Practices, respectively, do not trigger the Stark Law. Nevertheless, if a regulator were somehow to determine that these relationships are subject to the Stark Law, and that the relationships do not meet the conditions of any exception to the Stark Law, such failure would have a material adverse effect on us.

The referral of Medicare patients by physicians employed by or under contract with the Managed Practices and the Limited Management Practices, respectively, to their respective practices, however, does trigger the Stark Law. We believe, nevertheless, that the in-office ancillary exception to the Stark Law has the effect of permitting these physician members of the respective Managed Practices and Limited Management Practices to refer patients to their respective group practice for the provision by the respective group practice of Medicare-covered designated health services. If the Managed Practices or Limited Management Practices fail to abide by the terms of the in-office ancillary exception, they cannot properly bill Medicare for the designated health services provided by them. In such an event, our business could be materially adversely affected because the revenues we generate from these practices is dependent, at least in part, on the revenues or profits generated by those practices.

Regulatory Authorities Could Assert That The Owned Practices, The Managed Practices Or The Limited Management Practices, Or The Contractual Arrangements Between Us And The Managed Practices Or The Limited Management Practices, Fail To Comply With State Laws Analogous To The Stark Law. In Such Event, We Could Be Subject To Civil Penalties And Could Be Required To Restructure Or Terminate The Contractual Arrangements. This Would Have An Adverse Effect On Our Financial Condition And Results Of Operations.

At least some of the states in which we do business also have prohibitions on physician self-referrals that are similar to the Stark Law. These laws and interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. As indicated elsewhere, we enter into management agreements with the Managed Practices and the Limited Management Practices. Under those agreements, we provide management and other items and services to the practices in exchange for compensation. Although we believe that the practices comply with these laws, and although we attempt to structure our relationships with these practices in a manner that we believe keeps us from violating these laws, (or in a manner that we believe does not trigger the law) state regulatory authorities or other parties could assert that the practices violate these laws and/or that our agreements with the practices violate these laws. Any such conclusion could adversely affect our financial results and operations.

Regulatory Authorities Or Other Persons Could Assert That Our Relationships With Our Owned Practices, The Managed Practices Or The Limited Management Practices Fail To Comply With The Anti-Kickback Law. If Such A Claim Were Successfully Asserted, We Could Be Subject To Civil And Criminal Penalties And Could Be Required To Restructure Or Terminate The Applicable Contractual Arrangements. This, Or The Inability To Successfully Restructure The Relationships To Comply With The Anti-Kickback Law Would Have An Adverse Effect On Our Financial Condition And Results Of Operations.

The anti-kickback provisions of the Social Security Act prohibit anyone from knowingly and willfully (a) soliciting or receiving any remuneration in return for referrals for items and services reimbursable under most federal health care programs; or (b) offering or paying any remuneration to induce a person to make referrals for items and services reimbursable under most federal health care programs (the “Anti-Kickback Statute”). The prohibited remuneration may be paid directly or indirectly, overtly or covertly, in cash or in kind.

Violation of the Anti-Kickback Statute is a felony, and criminal conviction results in a fine of not more than $25,000, imprisonment for not more than five years, or both. Further, the Secretary of the Department of Health and Human Services (the “Secretary” or the “DHHS”) has the authority to exclude violators from all federal health care programs and/or impose civil monetary penalties of $50,000 for each violation and assess damages of not more than three times the total amount of remuneration offered, paid, solicited or received.

As the result of a congressional mandate, the Office of the Inspector General of DHHS (“OIG”) promulgated a regulation specifying certain payment practices which the OIG determined to be at minimal risk for abuse. The OIG named these payment practices “Safe Harbors.” If a payment arrangement fits within a Safe Harbor, it will be deemed not to violate the Anti-Kickback Statute. Merely because a payment arrangement does not comply with all of the elements of any Safe Harbor, however, does not mean that the parties to the payment arrangement are violating the Anti-Kickback Statute.

We receive fees under our agreements with the Managed Practices and the Limited Management Practices for management and administrative services and equipment and supplies. We do not believe we are in a position to make or influence referrals of patients or services reimbursed under Medicare, Medicaid or other governmental programs. Because the provisions of the federal anti-kickback statute are broadly worded and have been broadly interpreted by federal courts, however, it is possible that the government could take the position that we, as a result of our ownership of the Owned Practices, and as a result of our relationships with the Limited Management Practices and the Managed Practices, will be subject, directly and indirectly, to the Anti-Kickback Statute.

With respect to the Managed Practices and the Limited Management Practices, we contract with the Managed Practices to provide general management services and limited management services, respectively. In return for those services, we receive compensation. The OIG has concluded that, depending on the facts of each particular arrangement, management arrangements may be subject to the Anti-Kickback law. In particular, an advisory opinion published by the OIG in 1998 (98-4) concluded that in a proposed management services arrangement where a management company was required to negotiate managed care contracts on behalf of the practice, the proposed arrangement could constitute prohibited remuneration where the management company would be reimbursed its costs and paid a percentage of net practice revenues.

Our management agreements with the Managed Practices and the Limited Management Practices differ from the management agreement analyzed in Advisory Opinion 98-4. Significantly, we believe we are not in a position to generate referrals for the Managed Practices or the Limited Management Practices. In fact, our management agreements do not require us to negotiate managed care contracts on behalf of the Managed Practices or the Limited Management Practices, or to provide marketing, advertising, public relation services or practice expansion services to those practices. Because we do not undertake to generate referrals for the Managed Practices or the Limited Management Practices, and the services provided to these practices differ in scope from those provided under Advisory Opinion 98-4, we believe that our management agreements with the Managed Practices and Limited Management Practices do not violate the Anti-Kickback law. Nevertheless, although we believe we have structured our management agreements in such a manner as not to violate the Anti-Kickback law, we cannot guarantee that a regulator would not conclude that the compensation to us under the management agreements constitutes prohibited remuneration. In such event, our operations would be materially adversely affected.

The relationship between the physicians employed by the Owned Practices and the Owned Practices is subject to the Anti-Kickback Statute as well because the employed physicians refer Medicare patients to the Owned Practices and the employed physicians receive compensation from the Owned Practices for services rendered on behalf of the Owned Practices. Nevertheless, we have tried to structure our arrangements with our physician employees to meet the employment Safe Harbor. Therefore, it is our position that the Owned Practices’ arrangements with their respective employed physicians do not violate the Anti-Kickback law. Nevertheless, if the relationship between the Owned Practices and their physician employees is determined not to be a bona fide employment relationship, this could have a material adverse effect on us.

Our agreements with the Limited Management Practices may also raise different Anti-Kickback concerns, but we believe that our arrangements are sufficiently different from those deemed suspect by the OIG so as not to run afoul of the law. In April of 2003, the OIG issued a Special Advisory Bulletin where the OIG addressed contractual arrangements where a health care provider in one line of business (“Owner”) expands into a related health care business by contracting with an existing provider of a related item or service (“Manager”) to provide the new item or service to the Owner’s existing patient population. In those arrangements, the Manager not only manages the new line of business, but may also supply it with inventory, employees, space, billing and other services. In other words, the Owner contracts out substantially the entire operation of the related line of business to the Manager, receiving in return the profits of the business as remuneration for its federal program referrals to the Manager.

According to the OIG, contractual joint ventures have the following characteristics: (i) the establishment of a new line of business; (ii) a captive referral base; (iii) the Owner lacks business risk; (iv) the Manager is a would be competitor of the Owner’s new line of business; (v) the scope of services provided by the Manager is extremely broad, with the manager providing: day to day management; billing; equipment; personnel; office space; training; health care items, supplies and services; (vi) the practical effect of the arrangement is to enable the Owner to bill insurers and patients for business otherwise provided by the Manager; (vii) the parties agree to a non-compete clause barring the Owner from providing items or services to any patient other than those coming from Owner and/or barring the Manager from providing services in its own right to the Owner’s patients.

We have attempted to draft our agreements with the Limited Management Practices in a manner that takes into account the concerns in the Special Advisory Bulletin. Specifically, under our arrangements, the Limited Management Practice takes business risk. It is financially responsible for the following costs: the space required to provide the services; employment costs of the personnel providing the services and intake personnel; and billing and collections. We do not reimburse the Limited Management Practice for any of these costs. We, for our part, provide solely equipment, supplies and our management expertise. In return for these items and services, we receive a percentage of the Limited Management Practice’s collections from the services being managed by us, the fair market value of which has been confirmed by an appraisal conducted by an independent third party appraiser. Consequently, we believe that the Limited Management Practice is not being compensated for its referrals.

Although we believe that our arrangements with the Limited Management Practices do not run afoul of the Anti-Kickback law for the reasons specified above, we cannot guarantee that our arrangements will be free from scrutiny by the OIG or that the OIG would not conclude that these arrangements violate the Anti-Kickback law. In the event the OIG were to conclude that these arrangements violate the Anti-Kickback law, this would have a material adverse effect on us.

State Regulatory Authorities Or Other Parties May Assert That We Are Engaged In The Corporate Practice Of Medicine. If Such A Claim Were Successfully Asserted, We Could Be Subject To Civil, And Perhaps Criminal Penalties, And Could Be Required To Restructure Or Terminate The Applicable Contractual Arrangements. This Result, Or Our Inability To Successfully Restructure Our Relationships To Comply With These Statutes, Could Jeopardize Our Business And Results Of Operations.

Many states in which we do business have corporate practice of medicine laws which prohibit us from exercising control over the medical judgments or decisions of physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into management agreements with Managed Practices and Limited Management Practices. Under those agreements, we provide management and other items and services to the practices in exchange for a service fee. We structure our relationships with the practices in a manner that we believe keeps us from engaging in the corporate practice of medicine or exercising control over the medical judgments or decisions of the practices or their physicians. Nevertheless, state regulatory authorities or other parties could assert our agreements violate these laws.

Regulatory Authorities Or Others May Assert That Our Agreements With Limited Management Practices Or Managed Practices, Or Our Owned Practices, Violate State Fee Splitting Laws. If Such A Claim Were Successfully Asserted, We Could Be Subject To Civil And Perhaps Criminal Penalties, And Could Be Required To Restructure Or Terminate The Applicable Contractual Arrangements. This Result, Or Our Inability To Successfully Restructure Our Relationships To Comply With These Statutes, Could Jeopardize Our Business And Results Of Operations.

The laws of many states prohibit physicians from splitting fees with non-physicians (or other physicians). These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. The relationship between us on the one hand, and the Managed Practices and Limited Management Practices, on the other hand, may raise issues in some states with fee splitting prohibitions. Although we have attempted to structure our contracts with the Managed Practices and the Limited Management Practices in a manner that keeps us from violating prohibitions on fee splitting, state regulatory authorities or other parties may assert that we are engaged in practices that constitute fee-splitting. This would have a material adverse effect on us.

Our use and disclosure of patient information is subject to privacy regulations

Numerous state, federal and international laws and regulations govern the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules, or HIPAA. In the provision of services to our patients, we may collect, use, maintain and transmit patient information in ways that will be subject to many of these laws and regulations. The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions, or Transactions Rule; the Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule; and the Health Insurance Reform; Security Standards, or Security Rule. The respective compliance dates for these rules for most entities were and are October 16, 2003, April 16, 2003 and April 21, 2005. HIPAA applies to covered entities, which include most healthcare facilities and health plans that will contract for the use of our services. The HIPAA rules require covered entities to bind contractors to compliance with certain burdensome HIPAA rule requirements. Other federal and state laws restricting the use and protecting the privacy of patient information also apply to us, either directly or indirectly.

The HIPAA Transactions Rule establishes format and data content standards for eight of the most common healthcare transactions. When we perform billing and collection services we may be engaging in one of more of these standard transactions and will be required to conduct those transactions in compliance with the required standards. The HIPAA Privacy Rule restricts the use and disclosure of patient information, requires entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically. We may be required to make costly system purchases and modifications to comply with the HIPAA rule requirements that will be imposed on us and our failure to comply may result in liability and adversely affect our business.

Federal and state consumer protection laws are being applied increasingly by the Federal Trade Commission, or FTC, and state attorneys general to regulate the collection, use and disclosure of personal or patient information, through web sites or otherwise, and to regulate the presentation of web site content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access.

Numerous other federal and state laws protect the confidentiality of patient information. These laws in many cases are not preempted by the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity and liability. Other countries also have, or are developing, laws governing the collection, use and transmission of personal or patient information and these laws could create liability for us or increase our cost of doing business.

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle health care related data, and the cost of complying with these standards could be significant. If we do not properly comply with existing or new laws and regulations related to patient health information we could be subject to criminal or civil sanctions.

Risks Related To Our Common Stock

There is a limited market for our common stock. There can be no assurance that an active trading market for the common stock will be developed or maintained. Historically, the market prices for securities of development companies like the Company have been highly volatile. In fact, since January 1, 2002, our common stock price has ranged from a low $0.80 to a high of $4.00 (as determined on a reverse-split basis). The market price of the shares could continue to be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares, announcements of potential business acquisitions, and changes in general market conditions.

Investors Should Not Rely On The Payment Of Dividends In Considering An Investment In Our Company

Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors. The Board of Directors is not expected to declare dividends or make any other distributions in the foreseeable future, but instead intends to retain earnings, if any, for use in business operations. Accordingly, investors should not rely on the payment of dividends in considering an investment in our Company.

Our Common Stock is Subject to Low Priced Stock Risk Disclosure Requirements

Our common stock is considered a low priced security under rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties, the customer’s rights and remedies, and certain market and other information, and make a suitability determination approving the customer of low priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With all these restrictions, the likely affect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

Control By Management Will Limit The Ability Of Other Stockholders To Have Any Influence On The Operation Of Our Business

Officers and Directors of PainCare and its subsidiaries hold shares of common stock which representing approximately 31% of the outstanding shares entitled to vote on matters presented to stockholders of the Company. Our management will therefore exercise significant influence over PainCare which may limit the ability of other stockholders to have an influence over our business.

Provisions In Articles Of Incorporation Limit Liability Of Management And As A Result Limits Stockholders Rights

We have adopted provisions in our Articles of Incorporation which limit the liability of our officers and directors and provisions in our By-laws which provide for indemnification of our officers and directors to the full extent permitted by law. The Articles of Incorporation generally provides that the directors shall have no personal liability to us or our stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit the stockholders’ ability to hold directors liable for breaches of fiduciary duty.

Item 7. Financial Statements

Financial Statements. The Financial Statements required by this Item are included at the end of this report beginning on Page F-1 as follows:

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8.A Controls and Procedures

Evaluation and Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or sumits under the Exchange Act is recorded, processed, summarized and report within the time periods specified in SEC rules and forms.

Changes in Internal Controls

There have been no changes in internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Person

Board of Directors and Executive Officers

The following table sets forth the directors and executive officers of the Company as of December 31, 2003. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors.

Executive Officer’s Name	Age	Positions
Peter Rothbart, M.D.	65	Director
Randy Lubinsky	51	Chief Executive Officer and Director
Jay Rosen, M.D	45	Director/President of PainCare Surgery Centers, Inc.
Mark Szporka	48	Chief Financial Officer and Director
Merrill Reuter, M.D	43	Director and Chairman/President of Advanced Orthopaedics of South Florida, Inc.
Ronald Riewold	55	President and Director
Arthur J. Hudson	52	Director
Robert Fusco	53	Director

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

Jay L. Rosen, M.D., President of PainCare Surgery Centers, Inc. and Director of the Company, joined PainCare on October 1, 2000. Dr. Rosen resigned as President of PainCare Holdings, Inc. effective February 7, 2003, but remains on the Company’s board. Dr. Rosen has over 15 years experience as a healthcare entrepreneur. Since 1992, he has and continues to serve as Chief Executive Officer and Executive Director of Tampa Bay Surgery Center, Inc., an outpatient surgical facility that specializes in minimally invasive spinal surgery and pain management procedures in Tampa, Florida. During his tenure with Tampa Bay Surgery Center, Dr. Rosen has successfully developed and managed outpatient surgery, diagnostic, specialized ambulatory treatment and physical rehabilitation centers. He also is active in managing Seven Springs Surgery Center in New Port Richey, Florida. From 1988 to 1992, Dr. Rosen served as Vice President and Director of Development for Physician’s Technical Systems, Inc., a medical ambulatory development company located in New York. From 1983 to 1988, he was President and co-founder of NMR Diagnostic Centers, Inc., a diagnostic center development and management company. Dr. Rosen received a BS degree from Fordham University and Medical Degree from Cetec University. He did graduate medical research at Hahnemann University in Philadelphia and the Medical Center at SUNY at Stony Brook. Dr. Rosen is a Diplomat of the American Board of Quality Assurance and Utilization Review Physicians. He currently serves on the Board of Directors for Tampa Bay Surgery Center, Inc., Tampa Bay Surgery Associates, Inc., Rehab One, Inc., Open MRI & Diagnostic Center, Inc., Immuvac, Inc., and Intellicare, Inc.

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

Merrill Reuter, M.D., Chairman of the Board of the Company and President of Advanced Orthopaedics of South Florida, Inc. Dr. Reuter founded Advanced Orthopaedics of South Florida, Inc. in Lake Worth, Florida in 1992 and from that date until the present serves as its President and Medical Director. He received a BS degree from Tulane University in 1982 and a Masters in Medical Science and a Medical Degree from Brown University in 1986. Dr. Reuter completed his General Surgical Internship and Orthopedic Surgery Residency Training Program at the University of Texas Medical Branch in Galveston, Texas.

Ronald L. Riewold, President and Director of the Company. Effective February 7, 2003, the Board elected Mr. Riewold to succeed Dr. Rosen as President of the Company. From December 1999 until January 2001, Mr. Riewold served as a consultant for American Enterprise Solutions, Inc. (“AESI”), a healthcare delivery system and internet utility located in Tampa, Florida which focused on the connectivity of the Internet in the healthcare industry. Mr. Riewold later became Executive Vice-President, then President and Chief Operating Officer of AESI. From September 1996 until September 1999, Mr. Riewold served as Vice-President of Corporate Development for Heart Labs of America, located in Boynton Beach, Florida which later changed its name to Medical Industries of America and then Cyber-Care. Mr. Riewold has a BA degree from Florida State University and a MBA from Temple University.

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

Committees and Meetings

The Board of Directors held 5 meetings in 2003 and each director of the Board attended either in person or via teleconference. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below.

Audit Committee

The Company has established a standing Audit Committee and a Compensation Committee. The Audit Committee recommends to the Board of Directors an accounting firm to serve as the Company’s independent accountants, reviews the scope and results of the annual audit of the Company’s consolidated financial statements, reviews nonaudit services provided to the Company by the Company’s independent accountants and monitors transactions among the Company and its affiliates, if any. The Audit Committee currently consists of Mr. Szporka, who is the Chairman, Mr. Hudson and Mr. Fusco, who are independent. The Audit Committee met on March 19, 2004 and in connection with such meeting:

•	Reviewed and discussed the registrant’s audited financial statements with management;

•	Discussed with the registrant’s auditor the matters required to be discussed by Statement on Auditing Standards (SAS) No. 61

•	Received the written disclosures and the letter from the registrant’s auditor required by Independence Standards Board Standard No. 1 and discussed with the auditor its independence; and

•	Based on the foregoing review, recommended to the Board of Directors that the audited financial statements be included in the registrant’s Form 10-KSB.

Audit Committee Financial Expert

The Board of Directors determined that Mr. Fusco, a member of the Audit Committee, is qualified as an Audit Committee Financial Expert. Messrs. Fusco and Hudson are independent as determined by the AMEX rules.

Compensation Committee

The Compensation Committee is responsible for supervising the Company’s compensation policies, administering the employee incentive plans, reviewing officers’ salaries and bonuses, approving significant changes in employee benefits and recommending to the Board such other forms of remuneration as it deems appropriate. The Compensation Committee currently consists of Mr. Lubinsky, who is the Chairman, Dr. Rothbart and Mr. Hudson, who is independent.

Stock Option Committee

The Stock Option Committee is responsible for supervising and administering the Company’s Stock Option Plan, approving significant changes in the Plan and recommending to the Board such other forms of remuneration as it deems appropriate. The Compensation Committee currently consists of Mr. Lubinsky, who is the Chairman, Dr. Rothbart and Mr. Hudson, who is independent.

Board of Directors Interlocks and Insider Participation

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company board, saving subsidiary board(s).

Director Compensation

Cash fees and stock options may be paid to non-employee directors of the Company by the Company for service on the Board of Directors. For being elected to serve one additional year on the Board of Directors, Arthur Hudson and Robert Fusco have each received 25,000 options, exercisable at $2.40 per share within five years. Directors of the Company who are also officers of the Company receive no additional compensation for their service as directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the board of directors.

Except for grants of stock options, directors of the Company do not generally receive compensation for services provided as a director. The Company also does not pay compensation for committee participation or special assignments of the Company board. Non-employee Company Board members are eligible for option grants pursuant to the provisions of the Company’s Stock Option Plans.

Section 16(A) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, to file with the Securities and Exchange Commission initial reports of ownerships and reports of changes in ownership, and to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on review of the copies of such reports and written statements from officers and directors furnished to the Company, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of our common stock were complied with during the year.

Code of Ethics

The Company has not yet adopted a corporate code of ethics. The Company’s board of directors is considering, over the next year, establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10. Executive Compensation

The following table sets forth compensation paid by the Company to each person who served in the capacity of Chief Executive Officer during 2001, 2002 and 2003, and other officers of the Company whose total annual salary and bonus for the fiscal years ended, December 31, 2001, December 31, 2002 and December 31, 2003 exceeded $100,000 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Long Term Compensation Awards
	Annual Compensation							Awards			Payouts
Name & Principal Position	Year	Salary($)		Bonus($)		Other Annual Compensation		Restricted StockAward(s)$		Securities Underlying Options (#)	LTIP Payouts ($)
Randy Lubinsky, CEO (1)(4)	2003 2002 2001	$ $ $	220,833 200,000 175,000	$ $ $	41,250 -0- -0-	$ $ $	19,390 22,528 17,420	$ $ $	-0- -0- -0-	1,050,000 1,000,000 -0-	$ $ $	-0- -0- -0-
Mark Szporka, CFO (2)(4)	2003 2002 2001	$ $ $	195,833 175,000 150,000	$ $ $	41,250 -0- -0-	$ $ $	24,739 23,544 20,207	$ $ $	-0- -0- -0-	1,050,000 1,000,000 -0-	$ $ $	-0- -0- -0-

Ronald Riewold, President (3)(5)	2003		$175,000		$-0-		$24,248		$-0-	775,000		$-0-

(1)	Randy Lubinsky has served as our Director and the Chief Executive Officer since our reorganization on August 1, 2000. Pursuant to an employment agreement entered into in August 2000 and amended on August 1, 2002, Mr. Lubinsky received annual salary payments equal to $200,000 and certain perquisites and other benefits. This employment agreement was subsequently amended on August 1, 2003, increasing Mr. Lubinsky’s annual salary to $250,000. For the fiscal year ended December 31, 2003, the Company paid Mr. Lubinsky a car allowance of $12,000 and paid health and dental insurance premiums of $7,390. See “Employment Agreements.”
(2)	Mark Szporka has served as a Director and Chief Financial Officer since our reorganization on August 1, 2000. Pursuant to an employment agreement entered into in August 2000 and amended August 1, 2002. Mr. Szporka received annual salary payments equal to $175,000 and certain perquisites and other benefits. This employment agreement was subsequently amended on August 1, 2003, increasing Mr. Szporka’s annual salary to $225,000. For the fiscal year ended December 31, 2003, the Company paid Mr. Szporka a car allowance of $12,000 and paid health and dental insurance premiums of $12,406. See “Employment Agreements.”
(3)	Ronald Riewold has served as a Director since November 8, 2002 and President since February 7, 2003. Pursuant to an employment agreement entered into in February 2003, Mr. Riewold received annual salary payments equal to $175,000 and certain perquisites and other benefits during fiscal year 2003. For the fiscal year ended December 31, 2003, the Company paid Mr. Riewold a car allowance of $12,000 and paid health and dental insurance premiums of $12,248. See “Employment Agreements.”
(4)	Two hundred thousand (200,000) options were granted to Mr. Lubinsky and 200,000 options were granted to Mr. Szporka on August 1, 2000 under the Company’s 2000 Stock Option Plan. One million (1,000,000) options were granted to Mr. Lubinsky and (1,000,000) options were granted to Mr. Szporka on August 1, 2002 under the Company’s 2001 Stock Option Plan. One Hundred Fifty thousand (150,000) options were granted to Mr. Lubinsky and 150,000 options were granted to Mr. Szporka on June 2, 2003 under the Company’s 2001 Stock Option Plan. Nine Hundred thousand (900,000) options were granted to Mr. Lubinsky and 900,000 options were granted to Mr. Szporka on September 11, 2003 under the Company’s 2001 Stock Option Plan. None of these options have been exercised to date.
(5)	Seven hundred Seventy-Five thousand (775,000) options previously granted to Mr. Riewold immediately vested upon the execution of his employment agreement in February 2003. None of these options have been exercised to date.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,844,000	$1.36	2,156,000
Equity compensation plans not approved by security holders	0	0	0

Stock Option Grants

The following table sets forth information regarding grants of stock options during fiscal year ending December 31, 2003 made to the Named Executive Officers who have received Company option grants.

Stock Option Grants In 2003

Name	Number of Securities Underlying Stock Options Granted (#)	Percent of Total Stock Options Granted to Employees in Fiscal 2003	Exercise or Base Price ($/Sh)	Expiration Date
Randy Lubinsky	150,000	4.4%	$2.25	6/2/08
Randy Lubinsky	900,000	26.4%	$1.93	8/1/08
Mark Szporka	150,000	4.4%	$2.25	6/2/08
Mark Szporka	900,000	26.4%	$1.93	8/1/08

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning the exercise of options during the year ended December 31, 2003 and unexercised options held as of the end of fiscal 2003.

Name	Shares Received on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End(#) Exercisable/Unexercisable	Value of Unexercised In- the-Money Options at FY-End ($) (1) Exercisable/Unexercisable
Randy Lubinsky	0	0	1,000,000 / 1,250,000	$ 2,156,000 / 1,959,500
Mark Szporka	0	0	1,000,000 / 1,250,000	$ 2,156,000 / 1,959,500
Ronald Riewold	0	0	775,000 / 0	$1,705,000 /0

(1)	Calculate based on the fair market value of $3.20 per share at the close of trading on December 31, 2003 as reported by the AMEX, minus the exercise price of the option.

Employment Agreements

Randy Lubinsky, CEO. Mr. Lubinsky serves as Chief Executive Officer of the Company for a term expiring on July 31, 2008. The principal terms of Mr. Lubinsky’s employment agreement are as follows: (i) an annual salary of $250,000, which may be increased from time to time at the discretion of the board of directors; (ii) stock options to purchase 200,000 shares of PainCare’s common stock at an exercise price of $.05 per share; (iii) stock options to purchase 1,000,000 (exercisable at $1.00 per share)

shares of the Company’s common stock which vest prorata over the five years of the contract; (iv) stock options to purchase 900,000 (exercisable at $1.93 per share) shares of PainCare’s common stock which vest at 50,000 shares per contract year in years one through three and 250,000 shares vest per year in contract years four through six; (v) health, dental, disability insurance coverage; (vi) term life insurance; (vii) an annual bonus equal to 4% of PainCare’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (viii) such as other benefits as the Company may provide for its officers in the future.

Mark Szporka, CFO. Mr. Szporka serves as Chief Financial Officer for the Company for a term expiring on July 31, 2008. The principal terms of Mr. Szporka’s employment agreement are as follows: (i) an annual salary of $225,000, which may be increased from time to time at the discretion of the board of directors; (ii) stock options to purchase 200,000 shares of PainCare’s common stock at an exercise price of $.05 per share; (iii) stock options to purchase 1,000,000 (exercisable at $1.00 per share) shares of the Company’s common stock which vest prorata over the 5 years of the contract; (iv) stock options to purchase 900,000 (exercisable at $1.93 per share) shares of PainCare’s common stock which vest at 50,000 shares per contract year in years one through three and 250,000 shares vest per year in contract years four through six; (v) health, dental and disability insurance coverage; (vi) term life insurance; (vii) an annual bonus equal to 4% of the Company’s EBITDA, and (viii) such as other benefits as the Company may provide for its officers in the future.

Ronald Riewold, President. Mr. Riewold serves as President for the Company for a term expiring on January 31, 2009. The principal terms of Mr. Riewold’s employment agreement, which went into effect on February 7, 2004, are as follows: (i) an annual salary of $225,000, which may be increased from time to time at the discretion of the board of directors; (ii) stock options to purchase 775,000 shares of PainCare’s common stock (exercisable at $1.00 per share), which fully vested on February 7, 2003; (iii) stock options to purchase 475,000 (exercisable at $3.02 per share) shares of the Company’s common stock which vest prorata over 5 years, starting February 7, 2004; (iv) health, dental and disability insurance coverage; (vi) term life insurance; (vii) an annual bonus equal to 3.3% of the Company’s EBITDA, and (viii) such as other benefits as the Company may provide for its officers in the future.

Item 11. Security Ownership of Management and Principal Stockholders and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2003 as to the number of shares of the Company common stock that will be beneficially owned by: (i) each person that beneficially owns more than 5% of the outstanding shares of the Company common stock; (ii) each director of the Company; (iii) the Chief Executive Officer and the four other most highly compensated executive officers of the Company; and (iv) the Company executive officers and directors as a group.

The holders listed below will have sole voting power and investment power over the shares beneficially held by them. The table below includes shares subject to options, warrants and convertible notes.

Beneficial Ownership (1) Name of Beneficial Owner	Shares	Percent	Current Position
Merrill Reuter, M.D. (2)	2,206,000	8.1%	Chairman and Director/President of Advanced Orthopeadics of South Florida, Inc.
Peter Rothbart, M.D. (3)	610,748	2.3%	Director
Randy Lubinsky (4)(11)	1,829,439	6.5%	CEO and Director
Jay Rosen, M.D. (5)	400,000	1.5%	Director
Mark Szporka (6)(11)	1,777,340	6.3%	CFO and Director
Ronald Riewold (7)	925,000	3.4%	President and Director
Arthur J. Hudson (8)(11)	645,000	2.4%	Director
Robert Fusco (9)	95,000	0.004%	Director
Antonio Disclafani, M.D. (10)	1,538,461	5.7%	N/A
All officers, directors, and affiliates as a group (9 persons)	10,026,988	36.2%

(1)	Based on an aggregate of 26,882,597 shares of the Company’s common stock outstanding as of December 31, 2003, and giving effect to the exercise of 4,564,000 stock options that have been vested, the exercise of 1,813,658 warrants which have been vested, conversion of $11,391,617 in convertible debentures which can be converted into 4,520,974 common, which results in an aggregate of 37,781,229 shares.
(2)	Includes the impact of the completion of the Merger Agreement on January 1, 2001 between PainCare Acquisition Company I, Inc., a subsidiary of the Company, and Advanced Orthopaedics of South Florida, Inc., of which Dr. Reuter is a shareholder, at which time Dr. Reuter received 1,850,000 shares of Company common stock, $1,200,000 in convertible debentures (with a conversion price of $2 per share) convertible into 600,000 common shares and $1,239,000 in convertible debentures as an earn-out (with a conversion price of $2 per share) convertible into 619,500 shares, of which $712,000 in convertible debentures, convertible into 356,000 shares was outstanding as of 12/31/03.
(3)	Includes 210,000 shares which were obtained as a result of the November 1, 2000 consulting agreement between PainCare, Inc. and Peter Rothbart, M.D. Includes 140,000 shares which were obtained as a result of a stock option exercise in April 2003. Includes Carol Rothbart, wife of Peter Rothbart, M.D., percentage (51%) of the $170,000 of convertible debentures, at a conversion price of $1 per share, which was part of the consideration of the acquisition of the outstanding shares of Rothbart Pain Management Clinic, Inc. by PainCare, Inc. on December 1, 2000 and 51% of the conversion of $170,000 at $0.63 per share, which was earned with respect to such acquisition as of December 31, 2002 and 51% of $170,000 at $2.38 per share, which was earned on December 1, 2003.
(4)	Includes Plan options to acquire 200,000 shares of the Company’s common stock at $0.05 per share all of which are fully vested. Plan options to acquire 1,000,000 shares of the Company’s common stock at $1.00 per share, of which 600,000 shares have vested and the remainder to vest prorata over the next two years. Plan options to acquire 900,000 shares of the Company’s common stock at $1.93 per share, of which 50,000 have vested with the remainder to vest 50,000 per year through July 31, 2005, and thereafter at the rate of 250,000 per year through July 31, 2008.

(5)	Includes Plan options to acquire 200,000 shares of the Company’s common stock at $0.05 per share, which options are fully vested.
(6)	Includes Plan options to acquire 200,000 shares of the Company’s common stock at $0.05 per share all of which are fully vested. Plan options to acquire 1,000,000 shares of the Company’s common stock at $1.00 per share, of which 600,000 shares have vested and the remainder to vest prorata over the next two years. Plan options to acquire 900,000 shares of the Company’s common stock at $1.93 per share, of which 50,000 have vested with the remainder to vest 50,000 per year through July 31, 2005, and thereafter at the rate of 250,000 per year through July 31, 2008.
(7)	Includes warrants to acquire 25,000 shares of the Company’s common stock at $0.75 per share all of which have vested and Plan options to acquire 775,000 shares of the Company’s common stock at $1.00 per share, which options are fully vested.
(8)	Includes Plan options to acquire 70,000 shares of the Company’s common stock at $0.70 per share, Plan options to acquire 100,000 shares of the Company’s common stock at $1.00 per share, and Plan options to acquire 25,000 shares of the Company’s common stock at $2.40 per share.
(9)	Includes Plan options to acquire 70,000 shares of the Company’s common stock at $0.70 per share and Plan options to acquire 25,000 shares of the Company’s common stock at $2.40 per share.
(10)	Dr. Disclafani and a family trust acquired 1,538,461 shares of the Company’s common stock at $0.65 per share in the Company’s private placement in the fourth quarter of 2002.
(11)	Includes Plan options to acquire 150,000 shares of the Company’s common stock at $2.25 per share, which were granted and fully vested in accordance with a personal guarantee provided by each Messrs. Lubinsky, Szporka and Hudson with respect to the guarantee of the Company’s WCMA line of credit with Merrill Lynch Business Financial Services, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

Item 12. Transactions with Management and Other Related Parties

During 2003, Quest Capital Partners, LC (“Quest”), an entity controlled by the Company’s Chief Executive Officer, Randy Lubinsky, and Chief Financial Officer, Mark Szporka Quest received the balance of $38,683 in management fees owed by Rothbart Pain Management Clinic, Inc. outstanding from December 31, 2002. There was no outstanding balance between Quest and Rothbart Pain Management Clinic, Inc. as of December 31, 2003. There is no ongoing arrangement for these services as this relationship was terminated effective November 20, 2000.

Item 13. Exhibits and Reports on Form 8-K

(a)	Documents filed as part of this Report.

1.	Financial Statements (appearing at the end of this Report)

2.	Exhibits

INDEX TO EXHIBITS

NO.		DESCRIPTION OF EXHIBIT
3.01		Articles of Incorporation++

3.02		By-Laws++

4.1		2000 Stock Option Plan of PainCare, Inc.+

4.2		2001 Stock Option Plan of PainCare, Inc.+

10.01		Agreement and Plan of Reorganization By and Among HelpMate Robotics, Inc., HelpMate Robotics Subsidiary, Inc., and PainCare, Inc.+

10.02		Agreement to Extend Closing By and Among Helpmate Robotics, Inc., HelpMate Robotics Subsidiary, Inc., and PainCare, Inc.++

10.03		Employment Agreement by and between PainCare, Inc. and Randy Lubinsky dated August 1, 2001++

10.04		Employment Agreement by and between PainCare, Inc. and Jay Rosen, M.D. dated October 1, 2001++

10.05		Employment Agreement by and between PainCare, Inc. and Mark Szporka dated August 1, 2001++

10.06		7.5% Convertible Debenture Purchase Agreement+++

10.07		Form of 7.5% Convertible Debenture+++

10.08		Form of Warrant+++

10.09		Registration Agreement+++

21.1	Subsidiaries of the Company –	PainCare, Inc.
PainCare Management Services, Inc.
PainCare Surgery Centers, Inc.
PainCare Real Estate Advisors, Inc.
Advanced Orthopaedics of South Florida, Inc.
Rothbart Pain Management Clinic, Inc.
Pain and Rehabilitation Network, Inc.
Medical Rehabilitation Specialists, Inc.
PainCare Acquisition Company V, Inc.
PainCare Acquisition Company VI, Inc.
Health Care Center of Tampa, Inc.
PainCare Acquisition Company VIII, Inc.
PainCare Acquisition Company IX, Inc.
PainCare Acquisition Company X, Inc.
PainCare Acquisition Company XI, Inc.

31.1	Certification of Chief Executive Officer of PainCare Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of PainCare Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of PainCare Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with the SEC with the Company’s Form S-4 on January 4, 2002
++	Previously filed with the SEC on the Company’s Form S-4/A on March 25, 2002
+++	Previously filed with the SEC on the Company’s Form S-3 on January 30, 2004

All Exhibits except as otherwise noted below are filed with this Form 10-KSB

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Form 8-K filed with the SEC on December 30, 2003

Form 8-K filed with the SEC on December 19, 2003

Form 8-K filed with the SEC on December 9, 2003

Form 8-K filed with the SEC on November 18, 2003

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Tschopp, Whitcomb & Orr, P.A. for professional services rendered for the audit of the Company’s annual financial statements on Form 10-KSB and the review of the financial statements on Form 10-QSB for the fiscal years ended December 31, 2002 was approximately $30,000 and December 31, 2003 was approximately $40,000.

Audit Related Fees

The aggregate fees billed for audit related services by the principal accountant for the year ended December 31, 2002 was approximately $15,000 and December 31, 2003 was approximately $30,000. Audit related services include due diligence in connection with acquisitions, consultation on accounting and internal control matters and audits in connection with proposed or consummated acquisitions.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal year ended December 31, 2002 was $5,250 and December 31, 2003 will be $5,250. The services comprising these fees include tax consulting and submitting tax returns.

All Other Fees

The aggregate fees billed for all other professional services rendered by the Company’s independent auditors for the fiscal year ended December 31, 2002 was $0 and December 31, 2002 was $0.

The Audit Committee approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. The Audit Committee pre-approves all non-audit services to be performed by the auditor in accordance with the Audit Committee Charter. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PAINCARE HOLDINGS, INC.

Date: March 19, 2004	By:	/s/ RANDY LUBINSKY
Chief Executive Officer and Director

Date: March 19, 2004	By:	/s/ MARK SZPORKA
Chief Financial Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD RIEWOLD	President and Director	March 19, 2004

/s/ JAY ROSEN, M.D.	Director	March 19, 2004

/s/ MERRILL REUTER, M.D.	Director	March 19, 2004

/s/ ARTHUR J. HUDSON	Director	March 19, 2004

/s/ ROBERT FUSCO	Director	March 19, 2004

/s/ PETER ROTHBART, M.D.	Director	March 19, 2004

PART F/S

PAINCARE HOLDINGS, INC.

Independent Auditors’ Report

The Board of Directors

PainCare Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of PainCare Holdings, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated balance sheets are free of material mistatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PainCare Holdings, Inc., as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

March 8, 2004

Maitland, Florida

Tschopp, Whitcomb, and Orr, P.A.

PAINCARE HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash	$7,923,767	$2,078,684
Accounts receivable, net (note 1)	5,100,699	2,781,094
Due from shareholder (note 14)	203,050	339,325
Note Receivable	320,353	100,316
Deposits & prepaid expenses	514,957	138,519

Total current assets	14,062,826	5,437,938
Property and equipment, net (note 3)	4,730,723	3,012,615
Goodwill (note 4 and 8)	21,946,735	5,012,552
Other assets (note 9)	2,680,665	203,822

Total assets	$43,420,949	13,666,927

Liabilities and Stockholders’ Equity
Liabilities:
Current portion of notes payable (note 5)	$4,216,566	320,123
Accounts payable and accrued expenses	639,668	529,031
Current portion of convertible debentures (note 6)	306,616	267,933
Current portion of capital lease obligations (note 7)	578,557	445,549

Total current liabilities	5,741,407	1,562,636
Notes payable, less current portion (note 5)	510,141	1,009,391
Convertible debentures, less current portion (note 6)	10,712,000	1,383,286
Deferred income tax liability (note 15)	683,300	—
Shareholder loan	—	1,890
Capital lease obligations, less current portion (note 7)	2,300,165	2,155,733

Total liabilities	19,947,013	6,112,936

Stockholders’ Equity:
Common stock, $.0001 par value. Authorized 75,000,000 shares; issued and outstanding 26,882,597 and 15,576,640 shares	2,688	1,557
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Additional paid in capital	21,700,894	7,019,246
Retained earnings	1,769,393	556,487
Other comprehensive income (loss)	961	(23,299)

Total stockholders’ equity	23,473,936	7,553,991

Commitments (note 5, 6 and 10)
Total liabilities and stockholders’ equity	$43,420,949	$13,666,927

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2003 and 2002

	2003	2002
Revenues:
Patient Services	$8,047,792	$4,522,987
Management Fees	6,933,075	2,974,955

Total Revenues	14,980,867	7,497,942
Cost of sales	4,586,732	2,698,450

Gross profit	10,394,135	4,799,492
General and administrative	7,543,915	3,468,515
Amortization expense	61,463	—
Depreciation expense	463,190	206,949

Operating income	2,325,567	1,124,028
Interest expense	(487,786)	(358,546)
Other income	45,425	173,992

Income before income taxes	1,883,206	939,474
Provision for income taxes (note 15)	670,300	234,440

Net income	$1,212,906	$705,034

Basic earnings per share	$0.06	$0.07

Basic weighted average shares outstanding	20,772,620	10,591,258

Diluted earnings per share	$0.05	$0.06

Diluted weighted average shares outstanding	23,967,430	12,583,653

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income	$1,212,906	$705,034
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	524,653	206,949
Other comprehensive income (loss)	24,260	(23,299)
Stock issued for fees	2,030	—
Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(1,834,012)	(1,597,773)
Deposits and prepaid expenses	(369,911)	—
Other assets	(325,525)	(103,498)
Deferred income tax liability	683,300	—
Accounts payable and accrued expenses	(228,664)	(356,921)

Net cash used in operating activities	(310,963)	(1,169,508)

Cash flows from investing activities:
Purchase of property and equipment	(353,143)	(77,260)
Payment of debentures	—	(432,645)
Cash paid for earnouts	(695,708)	—
Cash used for acquisitions	(6,346,552)	—
Cash from acquisitions	38,232	—

Net cash used in investing activities	(7,357,171)	(509,905)

Cash flows from financing activities:
Net proceeds from issuance of debentures	9,367,397	—
Net proceeds from issuance of common stock	5,821,916	1,301,134
Net proceeds from issuance of common stock for conversion of convertible preferred	—	1,505,277
Payments of capital lease obligations	(363,814)	—
Due from/to shareholders	134,385	(1,890)
Net advances on notes receivable	(210,060)	—
Net proceeds from (payments on) notes payable	(1,236,607)	608,921

Net cash provided by financing activities	13,513,217	3,413,442

Net increase in cash	5,845,083	1,734,029
Cash at beginning of period	2,078,684	344,655

Cash at end of period	$7,923,767	$2,078,684

Supplementary disclosure of cash flow information:
Cash paid during the year for interest	$487,786	$358,546
Cash paid during the year for income taxes	—	275,000
Non-cash transactions:
Common stock issued for earnout	338,333	—
Common stock issued for bridge note	208,000	—
Acquisition consideration payable	3,000,000	—
Equipment financed with capital lease obligations	641,254	—
Distribution rights acquired	2,212,653	—

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2003 and 2002

	Common Stock		Additional Paid in Capital	Retained Earnings	Other Comprehensive Income(loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2001	7,725,357	772	2,640,689	(148,547)	(38,408)	2,454,506
Common stock issued for earnout	163,333	16	163,317	—	—	163,333
Common stock issued in merger	900,122	90	239,508	—	—	239,598
Common stock issued for conversion of convertible preferred	2,979,526	298	1,504,979	—	—	1,505,277
Common stock issued for cash	2,538,461	254	1,300,880	—	—	1,301,134
Common stock issued for acquisition	1,000,000	100	999,900	—	—	1,000,000
Common stock issued for earnout	269,841	27	169,973	—	—	170,000
Other comprehensive income	—	—	—	—	15,109	15,109
Net Income	—	—	—	705,034	—	705,034

Balances at December 31, 2002	15,576,640	1,557	7,019,246	556,487	(23,299)	7,553,991
Common stock issued for earnout	107,456	11	163,322			163,333
Common stock issued for cash	5,053,166	505	5,405,673			5,406,178
Common stock issued for conversion of convertible preferred	455,913	46	212,704	—	—	212,750
Common stock issued for exercise of stock options	200,000	20	9,980			10,000
Common stock issued for conversion of bridge note	208,000	21	207,979			208,000
Common stock issued for conversion of convertible debenture	118,243	12	174,988			175,000
Common stock issued for exercise of warrants	256,230	26	192,962			192,988
Common stock issued to advisory network members	2,030	0	2,030			2,030
Common stock issued for acquisition	1,100,000	110	1,374,890			1,375,000
Common stock issued for acquisition	1,375,000	138	1,374,862			1,375,000
Common stock issued for acquisition	277,778	27	624,973			625,000
Common stock issued for acquisition	809,315	81	1,937,419			1,937,500
Common stock issued for acquisition	565,048	57	1,249,943			1,250,000
Common stock issued for acquisition	777,778	77	1,749,923			1,750,000
Other comprehensive income	—	—	—		24,260	24,260
Net Income	—	—	—	1,212,906		1,212,906

Balances at December 31, 2003	26,882,597	2,688	21,700,894	1,769,393	961	23,473,936

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2003

(1)	Organization and Summary of Significant Accounting Policies

(a) Organization

History of the Company

The Company was initially incorporated in the State of Connecticut in May, 1984 under the name of HelpMate Robotics, Inc. (“HelpMate”). Prior to the sale of its business in December 1999, HelpMate was primarily engaged in the design, manufacture, and sale of HelpMate’s flagship product, the HelpMate’s courier system, a trackless robotic courier used primarily in the health care industry to transport materials. On December 30, 1999, HelpMate sold substantially all of its assets to Pyxis Corporation (“Pyxis”).

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

History of PainCare, Inc.

PainCare, Inc. was incorporated in the State of Nevada on February 19, 1997, under the name of Hi-Profile Corporation. PainCare, Inc. had approximately 128 shareholders of record prior to the Merger with HelpMate. The combined Company now has approximately 1,425 shareholders of record.

PainCare, Inc. was reorganized in the fall of 2000 for the purpose of establishing a North American network of pain management, minimally invasive surgery and orthopedic rehabilitation centers.

On December 1, 2000, PainCare, Inc. acquired 51% of the outstanding shares of Rothbart Pain Management Clinic Inc. (“Rothbart”). Rothbart was incorporated in Ontario, Canada in November, 1994. Rothbart is one of the largest providers of pain management services in Canada with over 14 pain management physicians practicing in its center. On March 1, 2001, PainCare, Inc. acquired the remaining 49% of the outstanding shares of Rothbart.

On January 1, 2001, PainCare, Inc. closed a merger pursuant to a merger agreement by and among PainCare, Inc., its wholly-owned subsidiary, PainCare Acquisition Company I, Inc. (“PNAC I”), and Advanced Orthopedics of South Florida, Inc.(“AOSF”), a Florida corporation. AOSF is an orthopedic surgery, pain management and orthopedic rehabilitation center located in Lake Worth, Florida.

PainCare, Inc. through PainCare Management Services, Inc. (“PCMS”), a wholly owned subsidiary of PainCare, Inc. entered into on March 1, 2001 a lease agreement with MedX 96, Inc. (“MedX”), whereby MedX will supply rehabilitation equipment to PCMS in exchange for 15% of the net revenues of PCMS. The mission of PCMS is to deliver a turnkey musculoskeletal rehabilitation program for select orthopedic surgeon practices. The lease was subsequently amended on May 1, 2002. This lease was amended on July 28, 2003, whereby MedX no longer receives the 15% commission.

On August 31, 2001, PainCare, Inc. consummated the closing of an Asset Purchase Agreement with Perry Haney, M.D., whereby PainCare, Inc. acquired certain assets used by Dr. Haney in his pain management practice located in Aurora, Colorado. Pursuant to a Management Agreement between PainCare, Inc. and Dr. Haney, PainCare, Inc. provides Dr. Haney’s practice with various business, administrative and management services including support services, non-professional personnel, office space, management, administration, marketing, advertising, billing, collection, and financial record keeping services.

On July 17, 2002 PainCare, Inc. consummated the Merger with HelpMate, as previously discussed.

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

On November 8, 2002, the Board of Directors and shareholders approved an amendment to the Company’s Certificate of Incorporation for the purpose of changing the name of the Company from HelpMate Robotics, Inc. to PainCare Holdings, Inc. This name change reflects the revised strategic vision and marketing strategy of the Company following the completion in July 2002 of the merger with PainCare, Inc. In conjunction with the Company name change, the trading symbol for the Company’s common stock changed from “HMRB” to “PANC” in December 2002. The current outstanding stock certificates evidencing shares of the Company’s common stock bearing the name “HelpMate Robotics, Inc.” will continue to be valid and represent shares of the Company following the name change. All shares issued after November 8, 2002, will be issued bearing the new name.

On November 8, 2002, the Board of Directors and shareholders approved a proposal to change the Company’s state of incorporation from Connecticut to Florida. The Board of Directors believe that this change in domicile is in the best interests of the Company and its shareholders. The Reincorporation was effected by merging the Company with and into PainCare Holdings, Inc., a Florida corporation, a corporation formed by the Company for the purpose of the Reincorporation.

On December 12, 2002, the Company completed the acquisition of the outstanding capital stock of Pain and Rehabilitation Network, Inc., a pain management physician practice headquartered in Orange Park, Florida. The capital stock was acquired from Andrea Trescot, M.D., the sole shareholder. Dr. Trescot had no prior relationships with the Company.

The purchase price consisted of $1,000,000 in cash and 1,000,000 shares of the Company’s common stock valued at $1.00 per share. The Company may also make additional payments of up to $2,000,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Pain and Rehabilitation Network, Inc. from the proceeds of a debt financing obtained from Arthur J. Hudson, a director of the Company. The terms of the loan from Mr. Hudson require the Company to make monthly interest payments at the annual rate of 8% with the entire principal and unpaid interest due on December 31, 2004. In addition, the Company issued Mr. Hudson a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.70 per share.

On May 16, 2003, the Company completed the acquisition of the outstanding capital stock of Medical Rehabilitation Specialists II, P.A., a pain management physician practice headquartered in Tallahassee, Florida. The capital stock was acquired in a merger transaction from Kirk Mauro, M.D., the sole shareholder. Dr. Mauro had no prior relationships with the Company.

The purchase price consisted of $975,000 in cash, a note for $400,000, and 1,100,000 shares of our common stock valued at $1.25 per share. The Company may also make additional payments of up to $2,750,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Medical Rehabilitation Specialists II, P.A. with internal cash reserves of $975,000, and a note for $400,000 which is payable on June 15, 2003. The note for $400,000 was paid in full by the Company on June 12, 2003 using internal cash reserves.

On August 6, 2003, the Company completed the acquisition of the outstanding capital stock of Industrial & Sport Rehabilitation, Ltd. d/b/a Associated Physicians Group, an orthopedic rehabilitation practice headquartered in O’Fallon, Illinois. The capital stock was acquired in a merger transaction from John Vick, the sole shareholder. Mr. Vick had no prior relationships with the Company.

The purchase price consisted of $1,375,000 in cash, and 1,375,000 shares of our common stock valued at $1.00 per share. The Company may also make additional payments of up to $2,750,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Industrial & Sport Rehabilitation, Ltd. d/b/a Associated Physicians Group, with internal cash reserves.

On December 23, 2003, the Company completed the acquisition of the outstanding capital stock of Spine & Pain Center, P.C., a pain management physician practice headquartered in Bismarck, North Dakota. The capital stock was acquired in a merger transaction from Michael Martire, M.D., the sole shareholder. Dr. Martire had no prior relationships with the Company.

Pursuant to the merger agreement, the Company acquired the non-medical assets of Spine & Pain Center, P.C. and will in accordance with the management agreement, provide ongoing management and administrative services to a newly formed successor of Spine & Pain Center’s medical practice. The purchase price consisted of $625,000 in cash, and 277,778 shares of common stock valued at $2.25 per share. The Company may also make additional payments of up to $1,250,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Spine & Pain Center, P.C. from our internal cash reserves and line of credit.

On December 30, 2003, the Company completed the acquisition of the outstanding capital stock of Health Care Center of Tampa, Inc., a pain management physician practice headquartered in Lakeland, Florida. The capital stock was acquired in a merger transaction from Saqib Bashir Khan, M.D., the sole shareholder. Dr. Khan had no prior relationships with the Company.

The purchase price consisted of $1,937,500 in cash, and 809,315 shares of our common stock valued at $2.394 per share. The Company may also make additional payments of up to $3,875,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The company funded the cash portion of the purchase price of Health Care Center of Tampa, Inc. from the proceeds of the $10 million Convertible Debenture offering closed December 18, 2003.

On December 31, 2003, the Company completed the acquisition of Bone and Joint Surgical Clinic pursuant to an asset purchase transaction from Christopher Cenac, M.D., the sole shareholder. Dr. Cenac had no prior relationships with the Company.

Pursuant to the asset purchase agreement, the Company acquired the assets of Bone and Joint Surgical Clinic. The purchase price consisted of $1,250,000 in cash, and 565,048 shares of common stock valued at $2.2122 per share. The Company may also make additional payments of up to $2,500,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Bone and Joint Surgical Clinic from the proceeds of the $10 million Convertible Debenture offering closed on December 18, 2003.

On December 31, 2003, the Company completed the acquisition of the outstanding capital stock of Kenneth M. Alo, M.D., P.A., a pain management and anesthesiology physician practice headquartered in Houston, Texas. The capital stock was acquired in a merger transaction from Kenneth Alo, M.D., the sole shareholder. Dr. Alo had no prior relationships with the Company.

Pursuant to the merger agreement, the Company acquired the non-medical assets of Kenneth M. Alo, M.D., P.A., and will in accordance with the management agreement, provide ongoing management and administrative services to a newly formed successor of Dr. Alo’s medical practice. The purchase price consisted of $1,750,000 in cash, and 777,778 shares of common stock valued at $2.25 per share. The Company may also make additional payments of up to $3,500,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Kenneth M. Alo, M.D., P.A. from the proceeds of the $10 million Convertible Debenture offering closed on December 18, 2003.

(b) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements include the accounting of PainCare Holdings, Inc. and its wholly owned subsidiaries, PainCare, Inc., PainCare Management Services, Inc., PainCare Surgery Centers, Inc., PainCare Real Estate Advisors, Inc., Advanced Orthopaedics of South Florida, Inc., Rothbart Pain Management Clinic, Inc., Pain and Rehabilitation Network, Inc., Medical Rehabilitation Specialists, Inc., PainCare Acquisition Company V, Inc., PainCare Acquisition Company VI, Inc., Health Care Center of Tampa, Inc., PainCare Acquisition Company VIII, Inc., PainCare Acquisition Company IX, Inc., PainCare Acquisition Company X, Inc., PainCare Acquisition Company XI, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates four practices in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow the Company to manage the practice. The Financial Accounting Standards Board Emerging Issues Task Force No. 97-2 states that consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. The management services agreement between the Company and the physician satisfies each of the EITF issues. The Company recognizes revenue in the consolidated financials in accordance with EITF No. 97-2.

Property and equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets which range from three to five years, using the straight-line method.

Advertising Costs

Advertising expenditures relating to marketing efforts consisting primarily of marketing material, brochure preparation, printing and trade show expenses are expensed as incurred. Advertising expense was $250,133 and $125,121 for the years ended December 31, 2003 and 2002, respectively.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in the period that includes the enactment date,

Financial Instruments Fair Value, Concentration of Business and Credit Risks

The carrying amount reported in the balance sheet for cash and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. Fair values for convertible debentures, notes payable and capital lease obligations were based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities, and approximate carrying value.

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

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB no. 25”.) The Company has adopted disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company’s common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, will be charged to operations over the vesting period. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see note 2).

Changes in the allowance for credit losses and contractual allowance for the years ended December 31, were as follows:

	2003	2002
Balance at beginning of year (including balances from purchased business combination)	$2,561,805	$1,149,220
Provision for credit losses and contractual allowance	10,390,500	6,675,955
Charge offs	(7,289,815)	(5,263,370)

Balance at end of year	$5,662,490	$2,561,805

(2) Stock Options and Warrants

The Company’s Board of Directors has adopted Year’s 2000 and 2001 Stock Option Plans (the Plans) which authorizes the issuance of options to acquire up to 10,000,000 shares of the Company’s common stock to employees and Directors. Options granted under the Plans have exercise prices not less than the fair market value of the underlying stock at the date of grant as determined by the Company’s Board of Directors. The number of shares, terms and exercise period of options and warrants granted under the Plans are determined by the Company’s Board of Directors on a case-by-case basis. The Company has granted 7,844,000 options of common stock to employees and directors. Additionally, the Company has granted 2,570,316 warrants of which 25,000 were to employees and 2,545,316 were to non-employees.

At the Company’s Annual Shareholders Meeting held on December 5, 2003, the shareholders passed the ratification to increase the number of option shares available under the Company’s 2001 Stock Option Plan from 5,000,000 shares to 8,000,000 shares, as recommended and approved by the Board.

Had total compensation expense been calculated using SFAS 123, the Company’s net loss and loss per common share for the years ended December 31, 2003 and 2002, would have been changed to the following pro forma amounts:

		2003	2002
Net income:	As reported	$1,212,906	$705,034
	Pro forma	$515,387	$363,325
Diluted earnings
per common share:	As reported	$0.05	$0.06
	Pro forma	$0.02	$0.03

The weighted average fair value of options and warrants granted are estimated on the date of the grant using the Black-Scholes option pricing model for employee and non-employee options with the following assumptions for the years ended December 31, 2003 and 2002:

	2003	2002
Risk-free interest rate	4.5%	4.5%
Expected life	5 years	5 years
Volatility	50%	50%
Dividend yield	0.00%	0.00%

The weighted average fair value at the date of grant of the options and warrants granted during 2003 and 2002 approximated $2.08 and $0.88, respectively.

A summary of options granted to purchase common stock under the Company’s 2001 and 2000 Stock Plans are presented below:

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2001	1,575,000	$0.52
Granted	2,595,000	0.88
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2002	4,170, 000	$0.74
Granted	3,874,000	2.08
Exercised	(200,000)	1.00
Forfeited	—	—

Outstanding as of December 31,2003	7,844,000	$1.36

Options exercisable at year-end	4,924,000	$1.25

(3)	Property and Equipment

Property and Equipment, stated at cost at December 31, consisted of:

	2003	2002
Furniture & equipment	$1,737,382	$143,539
Medical equipment	3,701,539	3,121,647
Leasehold improvements	37,165	29,602

	5,476,086	3,294,788
Less accumulated depreciation	745,363	282,173

	$4,730,723	$3,012,615

(4)	Goodwill

In connection with the acquisitions of Advanced Orthopaedics of South Florida, Inc., Rothbart Pain Management Clinic, SpineOne, P.C., Pain and Rehabilitation Network, P.A., Medical Rehabilitation Specialists II, P.A., Industrial & Sport Rehabilitation d/b/a Associated Physicians Group, Health Care Center of Tampa, Inc., Spine & Pain Center, P.C., Bone and Joint Surgical Clinic, and Kenneth M. Alo, M.D., P.A., consideration paid exceeded the estimated fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by approximately $21,946,735. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill. At each balance sheet date, management assesses whether there has been any permanent impairment in the value of intangibles. The factors considered by management include trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. No impairment losses have been recognized in any of the periods presented.

In January 2003, contingent consideration was paid on the Advanced Orthopaedics of South Florida acquisition in the amount of $354,000 and $285,834 in the form of convertible debentures. This resulted in a $639,834 increase to goodwill. In March 2003, contingent consideration was paid on the Rothbart acquisition in the amount of $163,333 and $175,000 in the form of 107,456 and 118,243 shares of common stock. This resulted in a $338,310 increase to goodwill. In December 2003, contingent consideration was paid on the Rothbart acquisition in the amount of $182,000, and $170,000 which was earned in December 2003 in the form of 71,429 shares on common stock, and were issued in February 2004. This resulted in a $182,000 increase to goodwill in 2003. In December 2003, contingent consideration was earned on the Pain and Rehabilitation Network acquisition in the amount of $666,667. This consideration was paid in the form of $333,334 in cash and 333,333 shares of common stock in February 2004. This will result in a $666,667 increase to goodwill.

	2003	2002
Goodwill	$22,172,213	$5,238,030
Accumulated amortization	(225,478)	(225,478)

	$21,946,735	$5,012,552

(5)	Long-Term Debt

Long-term debt consists of the following on December 31:

	2003	2002
Note payable to finance company, secured by equipment and receivables. Due in monthly installments of $11,375 plus interest at 8.5% through August 2007.	$422,201	$497,788
Note payable to director, interest bearing 8% paid monthly, due December 31, 2004.	—	606,050
Notes payable, interest bearing at 6% interest only, due in 2006.	193,540	225,676
Note payable to vendor that is non-secured. Due in six monthly installments of $79,515 followed by a single payment of $79,525. Note is non-interest bearing. Last installment is due on January 28, 2004.	79,525	—
Acquisition consideration payable to Bone & Joint Surgical Clinic and consideration is due within 10 days of closing. Non-interest bearing.	1,250,000	—
Acquisition consideration payable to Kenneth M. Alo, M.D., P.A. Consideration is due within 10 days of closing, Non-interest bearing.	1,750,000	—
Line of credit to Bone and Joint Surgical Clinic, dated March 12, 2002. Variable interest rate currently at 8%. Due on demand.	599,000	—
Line of credit to Bone and Joint Surgical Clinic, December 27, 2000 and maturing on December 27, 2005. Payments are monthly installments of $4,207 with a 10% interest rate.	287,441	—
Line of credit to Dr. Kenneth M. Alo, dated October 17, 2003. Interest is 4% annually.	145,000	—

	4,726,707	1,329,514

Less current installments	4,216,566	320,123

	$510,141	$1,009,391

At December 31, 2003, the aggregate annual principal payments with respect to the obligations existing at that date as described above, are as follows:

Year ending December 31:
2004	4,216,566
2005	240,331
2006	192,332
2007	77,478

(6)	Debentures

	2003	2002
9% convertible debenture payable over three years, beginning February 1, 2001, plus interest. Convertible at a rate of one share for each $2 value of convertible debentures outstanding at date of conversion.	$712,000	$917,933
7% convertible debentures payable over three years in equal monthly installments. Convertible into common shares of the Company at any time derived by dividing the remaining face amount of the debenture by the then current market value of trading shares. (Convertible into 774,911 and 533,286 shares, based on estimated market value of $1 per share.	279,533	533,286
8% convertible debentures due March 31, 2003. Convertible at a rate of one share for each $1 value of convertible debentures outstanding.	—	200,000
7.5% convertible debenture due December 17, 2006. Convertible at a rate of one share for each $2.6121 value of convertible debenture outstanding. Interest payments are payable quarterly either in cash or Company common stock.	10,027,083	—

	11,018,616	1,651,219
Less current installments	306,616	267,933

	$10,712,000	$1,383,286

At December 31, 2003, the aggregate annual principal payments, with respect to the obligations existing at that date as described above, are as follows:

Year ending December 31:
2004	$306,616
2005	315,000
2006	10,397,000

$11,018,616

(7)	Leases

The Company is currently leasing its MEDX machines under capital lease agreements and its offices and clinics under operating leases which expire at various dates.

At December 31, 2003, future minimum annual rental commitments under noncancellable lease obligations are as follows:

Year-ending December 31:	Capital Leases	Operating Leases
2004	$913,956	933,000
2005	851,130	912,386
2006	825,792	815,580
2007	594,620	636,702
2008	136,373	333,948
Thereafter	20,025	519,210

Total minimum lease payments	3,321,871
Less amounts representing interest (at rates of 5.0% to 9.9%)	449,920

Present value of net minimum lease payments	2,871,951
Less current portion	571,786

Capital lease obligations – long-term	$2,300,165

(8)	Acquisitions

The Company operates four practices in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow the Company to manage the practice. The Financial Accounting Standards Board Emerging Issues Task Force No. 97-2 states that consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. The management services agreement between the Company and the physician satisfies each of the EITF issues. The Company recognizes revenue in the consolidated financials in accordance with EITF No. 97-2.

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

Purchase price allocation:

Consideration (convertible debenture)	$510,000
Net assets of Rothbart	(59,411)

Goodwill	$450,589

Rothbart Pain Management Clinic, Inc., purchase of 49% of stock of Rothbart by PainCare, dated 3/1/01. Utilized purchase method of accounting.

Purchase price allocation:

Consideration (convertible debenture)	$490,000
Net assets of Rothbart	—

Goodwill	$490,000

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

Advanced Orthopaedics of South Florida, Inc., acquired on 1/1/01. Utilized purchase method of accounting. Included 100% of twelve month’s results in 2001 financial statements.

Purchase price allocation:

Consideration ($1,200,000 convertible debenture)	$1,200,000
Consideration ($75,000 in cash)	75,000
Consideration (1,850,000 common shares @ $1 per share	1,850,000
Net assets of AOSF	(601,756)

Goodwill	$2,523,244

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

Purchase price allocation:

Consideration (250,000 common shares @ $1 per share	$250,000
Fair market value of assets purchased	(250,000)

Goodwill	$—

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

Purchase price allocation:

Consideration ($1,000,000 in cash)	$1,000,000
Consideration (1,000,000 common shares @ $1 per share)	1,000,000
Net assets of PRNI	(1,089,736)

Goodwill	$910,264

On May 16, 2003, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company IV, Inc. (PNAC IV), and Medical Rehabilitation Specialists II, P.A. (MRS), a Florida corporation. The Merger Agreement provides for the merger of MRS into PNAC IV, a Florida corporation. In exchange for all of the capital stock of MRS, the MRS shareholder will receive 1,100,000 shares of common stock of the Company priced at $1.25 per share and $1,375,000 in cash. In addition, the former owner of MRS may receive up to $2,750,000 in additional consideration based on the future earnings of MRS. The physician owner of MRS will receive a five-year employment agreement with an annual salary of $400,000 per year for the next five years, plus incentives based on MRS earnings. MRS is a pain management practice located in Tallahassee, Florida. The center is run by Kirk Mauro, M.D., a physiatrist.

Medical Rehabilitation Specialists II, P.A. was acquired on May 16, 2003 and utilized the purchase method of accounting. The Company has included financial results for MRS in 2003 financial statements from April 17, 2003.

Purchase price allocation:

Cash Consideration	$1,375,000
Stock Consideration	1,375,000
Acquisition Costs	70,557
Less:
Cash	(4,600)
Accounts receivable	262,914
Property and equipment	2,043
Plus:
Accounts payable and accrued liabilities	87,747

Goodwill	$2,647,947

On August 6, 2003, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company V, Inc. (PNAC V), and Industrial & Sport Rehabilitation, Ltd. d/b/a/ Associated Physicians Group (APG), an Illinois corporation. The Merger Agreement provides for the acquisition of the non-medical assets of APG by PNAC V, a Florida corporation. In exchange for the non-medical assets the APG shareholder will receive 1,375,000 shares of common stock of the Company priced at $1.00 per share and $1,375,000 in cash. In addition, the former owner of APG may receive up to $2,750,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. APG is comprised of three rehabilitation centers located in the St. Louis-metro area. The centers are run by John Vick.

Industrial & Sport Rehabilitation, Ltd. d/b/a Associated Physicians Group was acquired on August 6, 2003 and utilized the purchase method of accounting. The Company has included APG financial results in 2003 financial statements from April 25, 2003 in accordance the EITF 97-2 as the result of the execution of a definitive management agreement on April 25, 2003.

Purchase price allocation:

Cash Consideration	$1,375,000
Stock Consideration	1,375,000
Acquisition Costs	409,562
Less:
Cash	12,591
Accounts receivable	311,726
Property and equipment	131,440
Deposits and prepaid expenses	5,499
Plus:
Accounts payable and accrued liabilities	25,868
Note payable	253,744

Goodwill	$2,977,918

On December 23, 2003, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company VI, Inc. (PNAC VI), and Spine and Pain Center, P.C. (SPC), a North Dakota corporation. The Merger Agreement provides for the acquisition of the non-medical assets of SPC by PNAC VI, a Florida corporation. In exchange for the non-medical assets the SPC shareholder will receive 277,778 shares of common stock of the Company priced at $2.249 per share and $625,000 in cash. In addition, the former owner of SPC may receive up to $1,250,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. SPC is a pain management practice located in Bismarck, North Dakota. The center is run by Michael Martire, M.D., a board certified pain management physician.

Spine and Pain Center, P.C. was acquired on December 23, 2003 and utilized the purchase method of accounting. The Company has only included December 31, 2003 balance sheet results for SPC in 2003 financial statements.

Purchase price allocation:

Cash Consideration	$625,000
Stock Consideration	625,000
Acquisition Costs	128,004
Less:
Cash	2,824
Accounts receivable	152,030
Property and equipment	8,564
Plus:
Liabilities	67,136

Goodwill	$1,281,722

On December 30, 2003, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company VII, Inc. (PNAC VII), and Health Care Center of Tampa, Inc. (HCCT), a Florida corporation. The Merger Agreement provides for the merger of HCCT into PNAC VII, a Florida corporation. In exchange for all of the capital stock of HCCT, the HCCT shareholder will receive 809,315 shares of common stock of the Company priced at $2.394 per share and $1,937,500 in cash. In addition, the former owner of HCCT may receive up to $3,875,000 in additional consideration based on the future earnings of HCCT. The physician owner of HCCT will receive a five-year employment agreement with an annual salary of $400,000 per year for the next five years, plus incentives based on HCCT earnings. HCCT is a pain management practice located in Lakeland, Florida. The center is run by Saqib Bashir Khan, M.D., a board certified pain management physician.

Health Care Center of Tampa, Inc. was acquired on December 30, 2003 and utilized the purchase method of accounting. The Company has only included December 31, 2003 balance sheet results for HCCT in 2003 financial statements.

Purchase price allocation:

Cash Consideration	$1,937,500
Stock Consideration	1,937,500
Acquisition Costs	194,803
Less:
Cash	24,370
Accounts receivable	506,736
Property and equipment	458,322
Note receivable	9,977
Plus:
Liabilities	16,746

Goodwill	$3,087,144

On December 31, 2003, the Company closed an asset purchase pursuant to an Asset Purchase Agreement with PainCare Holdings, Inc. (PCH), and Bone and Joint Surgical Clinic (BJSC), a Louisiana corporation. The Asset Purchase Agreement provides for the acquisition of the assets of BJSC by PCH, a Florida corporation. In exchange for the assets the BJSC shareholder will receive 565,048 shares of common stock of the Company priced at $2.2122 per share and $1,250,000 in cash. In addition, the former owner of BJSC may receive up to $2,500,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. BJSC is an orthopedic practice located in Houma, Louisiana. The center is run by Christopher Cenac, M.D., an orthopedic surgeon.

Bone and Joint Surgical Clinic was acquired on December 31, 2003 and utilized the purchase method of accounting. The Company has only included December 31, 2003 balance sheet results for BJSC in 2003 financial statements.

Purchase price allocation:

Note Payable Consideration	$1,250,000
Stock Consideration	1,250,000
Acquisition Costs	42,302
Less:
Cash	2,947
Accounts receivable	482,092
Property and equipment	572,468
Deposits and prepaid expenses	1,028
Plus:
Accounts payable and accrued liabilities	124,251
Note Payable	886,441

Goodwill	$2,494,459

On December 31, 2003, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company IX, Inc. (PNAC IX), and Kenneth M. Alo, M.D., P.A. (ALO), a Texas corporation. The Merger Agreement provides for the acquisition of the non-medical assets of ALO by PNAC IX, a Florida corporation. In exchange for the non-medical assets the ALO shareholder will receive 777,778 shares of common stock of the Company priced at $2.25 per share and $1,750,000 in cash. In addition, the former owner of ALO may receive up to $3,500,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. ALO is a pain management practice located in Houston, Texas. The center is run by Kenneth Alo, M.D., a board certified pain management physician.

Kenneth M. Alo, M.D., P.A. was acquired on December 31, 2003 and utilized the purchase method of accounting. The Company has only included December 31, 2003 balance sheet results for ALO in 2003 financial statements.

Purchase price allocation:

Note Payable	$1,750,000
Stock Consideration	1,750,000
Acquisition Costs	188,723
Less:
Cash	100
Accounts receivable	426,133
Property and equipment	13,963
Other assets	128
Plus:
Accounts payable and accrued liabilities	17,553
Note Payable	145,000

Goodwill	$3,410,952

Following are the summarized unaudited pro forma results of operations for the years ended December 31, 2003 and 2002, assuming all of the acquisitions had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed.

Pro Forma Consolidated Statement of Operations

Year Ended December 31, 2003

(Unaudited)

	PainCare Historical	Medical Rehabilitation Specialists (6)	Associated Physicians Group (7)	Spine & Pain Center	Health Care Center of Tampa Historical	Bone & Joint Surgical Clinic	Dr. Kenneth M. Alo, M.D., P.A.	ProForma Adjustments		Proforma
Revenues	$14,980,867	$428,750	$957,410	$1,025,363	$2,252,012	$1,590,303	$1,927,030	$1,000,000	(1)	$24,161,735

Cost of Sales	4,586,732	47,017	324,234	492,088	359,522	1,004,487	712,564	(1,200,000	) (2)	6,326,644

Gross Profit	10,394,135	381,733	633,176	533,275	1,892,490	585,816	1,214,466	2,200,000		17,835,091
Operating Expenses:

General & Administrative	7,543,915	71,695	298,704	404,628	382,298	535,284	276,123	(750,000	) (3)	8,762,647
Depreciation and Amortization Expense	524,653	252	20,800	—	124,455	—	33,836	—		703,996

Operating Income	2,325,567	309,786	313,672	128,647	1,385,737	50,532	904,507	2,950,000		8,368,448

Interest Expense	(487,786)	—	—	—	—	—	—	(629,688	) (4)	(1,117,474)
Other Income	45,425	—	—	—	1,151	—	11,341	—		57,917

Income Before Taxes	1,883,206	309,786	313,672	128,647	1,386,889	50,532	915,848	2,320,312		7,308,891

Provision for Income Taxes	670,300		—	—	—	—	—	1,898,990	(5)	2,569,290

Net Income	$1,212,906	$309,786	$313,672	$128,647	$1,386,888	$50,532	$915,848	$421,322		$4,739,601

Basic Earnings Per Share										$0.20
Basic Weighted Average Shares Outstanding										24,027,539
Diluted Earnings Per Share										$0.17
Diluted Weighted Average Shares Outstanding										27,222,349

Footnotes to Unaudited Pro Forma Financial Statements:

1)	Adjustment for the assignment of certain contracts which Dr. Mauro and Dr. Alo currently service through separate entities that will be serviced by their professional association.
2)	Adjustment for compensation of various physicians to their base salary in their new employment agreements.
3)	Adjustment for non-recurring general and administrative expenses
4)	Gives effect to annual interests of 7.5% on the convertible debenture financing of $9,312,500, which proceeds were paid as consideration in the acquisitions.
5)	Represents the provision for income taxes at an effective rate of 35%.
6)	Represents the results from the period beginning on January 1, 2003 and ending on April 17, 2003.
7)	Represents the results from the period beginning on January 1, 2003 and ending on April 30, 2003.

Pro Forma Consolidated Statement of Operations

Year Ended December 31, 2002

(Unaudited)

	PainCare Historical	Pain & Rehabilitation Network	Medical Rehabilitation Specialists	Associated Physicians Group	Spine & Pain Center	Health Care Center of Tampa Historical	Bone & Joint Surgical Clinic	Dr. Kenneth M. Alo, M.D., P.A.	ProForma Adjustments		Proforma
Revenues	$7,497,942	$2,035,960	$1,510,554	$2,455,298	$1,111,169	$2,436,089	$1,996,344	$1,834,216	$1,144,000	(1)	$22,021,572

Cost of Sales	2,698,450	1,353,480	266,240	1,075,345	837,267	579,258	1,947,357	658,063	(1,943,267	) (2)	7,472,193

Gross Profit	4,799,492	682,480	1,244,314	1,379,953	273,902	1,856,831	48,987	1,176,153	3,087,267		14,549,379

Operating Expenses:
General & Administrative	3,468,515	576,672	210,234	839,865	151,453	278,973	262,917	410,279	(800,527	) (3)	5,398,381
Depreciation Expense	206,949	—	—	—	—	20,981	32,833	33,836	—		294,599

Operating Income	1,124,028	105,808	1,034,080	540,088	122,449	1,556,877	(246,763)	732,038	3,887,794		8,856,399
Interest Expense	(358,546)	(1,315)	—	—	—	—	(65,578)	(5,555)	(698,438	) (4)	(1,129,432)
Other Income	173,992	—	—	—	—	5,136	—	—	—		179,128

Income Before Taxes	939,474	104,493	1,034,080	540,088	122,449	1,562,013	(312,341)	726,483	3,189,356		7,906,095

Provision for Income Taxes	234,440			—	—	—	—	—	2,438,317	(5)	2,672,757

Net Income	$705,034	$104,493	$1,034,080	$540,088	$122,449	$1,562,013	$(312,341)	$726,483	$751,039		$5,233,338

Basic Earnings Per Share											$0.32
Basic Weighted Average Shares Outstanding											16,496,177
Diluted Earnings Per Share											$0.28
Diluted Weighted Average Shares Outstanding											18,488,572

Footnotes to Unaudited Pro Forma Financial Statements:

1)	Adjustment for the assignment of certain contracts which Dr. Mauro and Dr. Alo currently service through separate entities that will be serviced by their professional association.
2)	Adjustment for compensation of various physicians to their base salary in their new employment agreements.
3)	Adjustment for non-recurring general and administrative expenses
4)	Gives effect to annual interests of 7.5% on the convertible debenture financing of $9,312,500, which proceeds were paid as consideration in the acquisitions.
5)	Represents the provision for income taxes at an effective rate of 35%.

(9)	Other assets

The Company is the exclusive distributor for the sale of MedX equipment in North America. The Company and MedX 96, Inc. entered in an exclusive distribution agreement on July 28, 2003 that replaced a prior distribution agreement with MedX 96, Inc. The total consideration given by the Company for the sole distribution rights equaled $2,212,673. The company entered into a non-interest bearing Note Payable for $556,615 in lieu of the cash consideration. The Company also allocated outstanding payments due the Company from MedX96, Inc. from the prior distribution agreement for the remainder of the contract consideration. The distribution agreement is being amortized over the term of the contract of fifteen years.

The Company had costs associated with the issuance of the convertible debentures issued on December 18, 2003. These costs were allocated as deferred issuance costs for $237,236. They are being amortized over the expected term of the convertible debentures of thirty six months.

(10)	Commitments and Contingencies

The Company has entered into amended five-year employment agreements with its Chief Executive Officer, Chief Financial Officer and President requiring aggregate annual salaries of $650,000 beginning in August 2003, and $700,000 beginning in February 2004.

(11)	Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing the cost associated with obligations related to the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the asset’s useful life. Any subsequent changes to the fair value of the liability will be expensed. We will be required to adopt this statement no later than January 1, 2003. Based on our initial assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No. 142. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. We are required to adopt this statement no later than January 1, 2002. Based on our current assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which requires all gains and losses from extinguishments of debt to be aggregated and if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in ABP No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale- leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.

In June 2002, the FASB issued SFAS No. 146. Accounting for Cost associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit, an activity including Certain Costs Incurred in a Restructuring.” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF issue 94-3 a liability for an exit cost, as defined, was recognized at the date of equity’s’ commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2003 with earlier application encouraged. The company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institutions.” SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value or liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and other Intangible Assets.” In addition, this statement amends SFAS No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain financial institution-related intangible assets. SFAS No. 147 is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosures requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002, SFAS No. 148 will not have any impact on the Company’s financial statement, as management does not intend to change to the fair value method.

(12)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders. Comprehensive income is composed of two subsets – net income and other comprehensive income. Included in other comprehensive income for PainCare are cumulative translation adjustments. These adjustments are accumulated within stockholders’ equity. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. entities. Items affecting other comprehensive income (loss) were $24,260 and $15,109 for the years ended December 31, 2003 and 2002, respectively.

Comprehensive income is as follows:

	2003	2002
Net income	$1,212,906	$705,034
Foreign currency translation	24,260	15,109

Comprehensive income	1,237,166	720,143

(13)	Subsequent Events

In January 2004, contingent consideration was incurred with respect to the AOSF acquisition in the amount of $354,000, which will be paid in the form of a convertible debenture, interest at 9%, and convertible into common stock at the rate of $2 per share.

In March 2004, contingent consideration was incurred with respect to the Rothbart acquisition in the amount of $163,333, which will be paid in the form of common stock valued at $2.38 per share.

These amounts of contingent consideration will result in recording additional goodwill in the first quarter of 2004.

On January 17, 2004, the Company purchased from Rehab Management Group, Inc., a South Carolina based corporation (“RMG”) for the consideration described below all rights, title and interest that RMG owns or acquires in and to all management fees, revenues, compensation and payments of any kind with respect to the following described electrodiagnostic management agreements with the named physician’s practice:

Name of Physician’s Practice	Date of Purchase	Purchase Price
Associated Physician’s Group Ltd., a fully integrated treatment practice group located in Illinois	January 17, 2004	$107,500 in cash and 48,643 shares of common stock, plus contingent payments of up to $215,000 in cash and common stock if certain earnings goals are met.

Statesville Pain Associates, P.C., a North Carolina professional corporation	January 17, 2004	$375,000 in cash and 169,683 shares of common stock, plus contingent payments of up to $750,000 in cash and common stock if certain earnings goals are met.

Space Coast Pain Institute, P.C., a Florida professional corporation	January 17, 2004	$275,000 in cash and 124,434 shares of common stock, plus contingent payments of up to $550,000 in cash and common stock if certain earnings goals are met.

(14)	Due from Shareholder

The former shareholder of AOSF has notes due to PainCare which total $203,050. This shareholder currently owns approximately 8.1% of the outstanding shares of PainCare. The purpose of the notes is to purchase rehabilitation equipment for AOSF. The shareholder obligation to PainCare is evidenced by two promissory notes. The first note has a remaining balance of $89,325. It originated on May 18, 2001 in the amount of $179,325, bears interest at 5% per annum and is due and payable on May 17, 2004. The second note has a remaining balance of $113,725. It originated on September 11, 2001, bears interest at 5% per annum and was originally due and payable on September 11, 2003. This note has been extended to September 11, 2004.

(15)	Income Taxes

The income tax provision for the years ended December 31, 2003 and 2002 consists of the following:

	2003	2002
Current:
Federal	144,000	175,000
State	18,000	30,000
Foreign	—	29,440

	162,000	234,440

Deferred:
Federal	459,200	—
State	49,100	—

	508,300	—

Total	$670,300	$234,440

Income tax expense attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income from operations before income taxes as a result of the following:

	2003	2002
Computed “expected” tax expense	647,300	319,000
Increase (reduction) in income tax expense resulting from:
State income taxes, net of federal income tax benefit	40,500	20,000
Overaccrual of income tax liability in prior year	(17,500)	(104,560)

	670,300	234,440

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2003 and 2002 are presented below:

	2003	2002
Deferred tax liabilities:
Amortization of the excess of purchase price over fair value of assets acquired	321,300	—
Property and equipment, primarily due to accelerated depreciation	362,000	—

Total	$683,300	—

Deferred taxes are presented in the accompanying balance sheets as:

	2003	2002
Current deferred tax assets	—	—
Noncurrent deferred tax liabilities	(683,300)	—

	(683,300)	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company believes that future earnings in addition to the amount of the taxable differences, which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at December 31, 2003 and 2002.

(16) Summarized Quarterly Data (Unaudited)

Following is a summary of the quarterly results from operations for the year ending December 31, 2003:

	Quarter Ending:
2003	March 31	June 30	September 30	December 31	Total
Net Revenue	$2,498,120	$3,774,487	$4,376,417	$4,331,843	$814,980,867
Income from Operations	588,205	779,100	491,772	466,490	2,325,567
Net Income (loss)	$323,289	$563,000	$360,605	$(33,988)	$1,212,906
Basic earnings (loss) per share	$0.02	$0.03	$0.02	$(0.00)	$0.06
Diluted earnings (loss) per share	$0.02	$0.02	$0.01	$(0.00)	$0.05
Basic weighted average shares outstanding	16,836,956	20,473,375	23,982,677	24,452,677	20,772,620
Diluted weighted average shares outstanding	22,551,425	23,581,532	27,671,184	28,165,723	23,967,430