Form 10QSB
period 2004-03-31
PAINCARE HOLDINGS INC
filed 2004-04-30
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934)

For the transition period from              to

Commission File Number 1-14160

PainCare Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	06-1110906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 N. Orange Avenue, Suite 500, Orlando, Florida 32801

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

The number of shares outstanding of the issuer’s common stock as of April 23, 2004 is 28,055,268 shares.

Transitional Small Business Disclosure Format (Check One)    Yes  ☐    No  ☒

PAINCARE HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PainCare Holdings, Inc.

Consolidated Balance Sheet

As of March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$10,419,527	$7,923,767
Accounts receivable, net	6,762,493	5,100,699
Due from stockholder	383,090	203,050
Note receivable	284,964	320,353
Deposits & prepaid expenses	599,638	514,957

Total current assets	18,449,712	14,062,826

Property and equipment, net	4,734,001	4,730,723
Goodwill, net	24,059,078	21,946,735
Other assets	4,437,083	2,680,665

Total assets	$51,679,874	$43,420,949

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	393,616	$639,668
Income tax payable	329,026	—
Current portion of notes payable	867,206	4,216,566
Current portion of convertible debentures	—	306,616
Current portion of capital lease obligations	607,294	578,557

Total current liabilities	2,197,142	5,741,407

Notes payable, less current portion	51,280	510,141
Convertible debentures, less current portion	20,000,000	10,712,000
Deferred income tax liability	874,608	683,300
Capital lease obligations, less current portion	2,451,850	2,300,165

Total liabilities	25,574,880	19,947,013

Stockholders’ equity:
Common stock, $.0001 par value, authorized 75,000,000 shares; issued and outstanding 27,955,268 and 26,882,597 shares	2,796	2,688
Preferred stock, $.0001 par value, authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Additional paid in capital	23,370,697	21,700,894
Retained earnings	2,735,728	1,769,393
Other comprehensive income (loss)	(4,227)	961

Total stockholders’ equity	26,104,994	23,473,936

Commitments

Total liabilities and stockholder’s equity	$51,679,874	$43,420,949

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

For the Three Months ended

March 31, 2004 and 2003

	For the Three Months Ended March 31,
	(Unaudited) 2004	(Unaudited) 2003
Total revenues:
Patient services	3,619,565	$1,570,314
Management fees	3,240,163	927,806

Total revenues	6,859,728	2,498,120

Cost of sales	1,484,046	786,544

Gross profit	5,375,682	1,711,576

Operating expenses:
Selling, general and administrative	3,538,941	1,038,217
Depreciation expense	152,972	85,154
Amortization expense	61,804	—

Operating income	1,621,965	588,205

Interest expense	(152,121)	(133,281)
Other income	16,825	625

Income before taxes	1,486,669	455,549

Provision for income taxes	520,334	132,260

Net income	966,335	$323,289

Basic earnings per share	$0.04	$0.02

Basic weighted average shares outstanding	27,376,501	16,836,956

Diluted earnings per share	$0.03	$0.01

Diluted weighted average shares outstanding	32,662,630	22,851,425

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Three Months ended March 31, 2004

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income (loss)	Total Stockholder’s Equity
Balances at December 31, 2003	26,882,597	2,688	21,700,894	1,769,393	961	23,473,936
Common stock issued for earnout	455,645	46	666,620	—	—	666,666
Common stock issued for contract rights	342,760	34	757,966	—	—	758,000
Common stock issued for exercise of warrants	265,766	27	243,093	—	—	243,120
Common stock issued for exercise of options	8,500	1	2,124	—	—	2,125
Foreign currency translation	—	—	—	—	(5,188)	(5,188)
Net income	—	—	—	966,335	—	966,335

Balances at March 31, 2004	27,955,268	2,796	23,370,697	2,735,728	(4,227)	26,104,994

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statement of Cash Flows (Unaudited)

For the Three Months ended March 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income	$966,335	$323,289
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	214,776	85,154
Loss on disposal of property and equipment	171,121	—
Other comprehensive income (loss)	(5,188)	(21,218)
Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(1,661,794)	(244,409)
Deposits and prepaid expenses	(84,681)	(130,649)
Other assets	124,278	137,741
Deferred income tax liability	191,308	—
Accounts payable and accrued expenses	(246,052)	(189,028)
Income tax payable	329,026	—

Net cash used in operating activities	(871)	(39,120)

Cash flows from investing activities:
Sale (purchase) of property and equipment	—	(178,070)
Cash paid for earnouts	(1,445,677)	—
Cash used for purchase of contract rights	(757,500)	—

Net cash used in investing activities	(2,203,177)	(178,070)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	219,496
Net proceeds from issuance of common stock	245,245	1,454,045
Net proceeds from issuance of debentures	9,573,000	—
Payments of capital lease obligations	(146,949)	(8,464)
Payments of debentures	(1,018,616)	(350,000)
Due from/to stockholders	(180,040)	487
Net (advances) payments on notes receivable	35,389	(21,316)
Net payments on notes payable	(3,808,221)	(651,122)

Net cash provided by financing activities	4,699,808	643,126

Net increase in cash	2,495,760	425,936

Cash at beginning of period	7,923,767	2,078,684

Cash at end of period	$10,419,527	$2,504,620

Supplementary disclosure of cash flow information:
Cash paid during the period for interest	$152,121	$133,281
Non-cash transactions:
Common stock issued for earnouts	666,666	170,000
Common stock issued for contract rights	758,000	—
Equipment financed	327,371	—
Capitalized debenture issuance costs	427,000	—

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Notes to Consolidated Financial Statements

(1) Organization and Basis of Presentation

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

On January 17, 2004, the Company purchased from Rehab Management Group, Inc., a South Carolina based corporation (“RMG”) all rights, title and interest that RMG owns or acquires in and to all management fees, revenues, compensation and payments of any kind with respect to three electrodiagnostic management agreements with the named physician’s practice:

Name of Physician’s Practice	Purchase Price
Associated Physicians Group, Ltd., a fully integrated treatment practice	$107,500 in cash and 48,643 shares of common stock, plus contingent payments of up to $215,000 group located in Illinois in cash and common stock if certain earnings goals are met.

Statesville Pain Associates, P.C., a North Carolina professional corporation	$375,000 in cash and 169,683 shares of common stock, plus contingent payments of up to $750,000 in cash and common stock if certain earnings goals are met.

Space Coast Pain Institute, P.C., a Florida Professional corporation	$275,000 in cash and 124,434 shares of common stock, plus contingent payments of up to $550,000 in cash and common stock if certain earnings goals are met.

Common Stock

As of April 23, 2004, the Company had 75,000,000 shares of authorized common stock with a par value of $.0001 per share of which 28,055,268 shares are issued and outstanding. The Company also has 10,000,000 preferred shares authorized none of which have been issued.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

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

Outlook

PainCare Holdings, Inc. (the “Company” or “PainCare”) is a holding company that provides high-tech health care services through (i) our wholly owned medical practice subsidiaries, or “Owned Practices”, (ii) medical practices that we manage in States that prohibit the corporate practice of medicine, or “Managed Practices”, and (iii) medical practices where we provide certain equipment and services pursuant to specific or limited engagements, or “Limited Management Practices”. These services include pain management, minimally invasive spine surgery and orthopedic rehabilitation services to patients of our Owned Practices, Managed Practices and Limited Management Practices, (collectively the “Practices”), seeking pain relief. We have developed our “Three Pillar” business approach to provide an integrated combination of products and services to patients of the Practices seeking pain relief through pain management technologies, minimally invasive spine surgery and orthopedic rehabilitation.

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

Our significant accounting policies are more fully discussed in Form 10-KSB filed with the SEC on March 25, 2004. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

• Intangible Assets. Intangible assets determined to have definite lives are amortized over their useful lives. In accordance with SFAS No. 142, if conditions exist that indicate the carrying value may not be recoverable, we review those intangible assets with definite lives to ensure they are appropriately valued as goodwill is not amortized.

Accounting Policies Not Yet Adopted

In April 2002, the FASB issued SFAS No. 145, rescision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which requires all gains and losses from extinguishments of debt to be aggregated and if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in ABP No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded and it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF) Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit, an activity including Certain Costs Incurred in a Restructuring.” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3 a liability for an exit cost, as defined, was recognized at the date of equity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2003 with earlier application encouraged. The company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institutions.” SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value or liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and other Intangible Assets.” In addition, this statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain financial institution-related intangible assets. SFAS No. 147 is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for the fiscal years ending after December 15, 2002, SFAS No. 148 will not have any impact on the Company’s financial statements as management does not intend to change to the fair value method.

Results of Operations

Set forth below is certain of our selected consolidated financial and operating information for the three months ended March 31, 2004 and the comparable period in 2003, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

	Three Months ended March 31,
	(in thousands, except share and per share amounts)
	2004	2003
Total revenue	$6,860	$2,498
Gross profit	5,376	1,712
Net income	966	323
Earnings per share, basic	$0.04	$0.02
Earnings per share, diluted	$0.03	$0.01
Weighted average shares outstanding
Basic	27,376,501	16,836,956
Diluted	32,662,630	22,551,425

At March 31, 2004
(in thousands)
Working Capital	$16,253
Total Current Assets	18,450
Total Assets	51,680
Stockholders’ Equity	26,105

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenues increased to $6,859,728 for the three months ended March 31, 2004 from $2,498,120 for the comparable 2003 period, representing an increase of 175%. This increase is primarily due to the acquisitions of Medical Rehabilitation Specialists II, Inc. (MRS), Associated Physicians Group (APG), Spine and Pain Center (SPC), Health Care Center of Tampa, Inc. (HCCT), Bone and Joint Surgical Clinic (BJSC) and Kenneth M. Alo, M.D., P.A. (ALO), revenues associated with the purchase of the three electrodiagnostic management agreements, the growth of existing practices and the opening of new MedX Direct rehabilitation centers.

Our revenues for the three months ended March 31, 2004 were derived from the following sources:

Government	$1,269,088	18.5%
Private Insurance	$1,255,269	18.3%
Personal Injury	$588,996	8.6%
Workers Compensation	$506,211	7.4%
Management Fees	$3,240,164	47.2%

Gross profit increased to $5,375,682 for the three months ended March 31, 2004 from $1,711,576 for the comparable 2003 period, representing an increase of 214%. This increase is also attributed to the six acquisitions closed during fiscal year 2003, electrodiagnostic management agreements, and growth associated with our existing rehabilitation centers.

Operating expenses increased by $2,630,346 to $3,753,717 for the three months ended March 31, 2004 from $1,123,371 in the comparable 2003 period, representing an increase of 234%. The increase is primarily due to an additional $1,600,000 in operating costs related to the six acquisitions closed during 2003, approximately $231,000 of incremental overhead expense associated with the orthopedic rehabilitation division and an increase of approximately $690,000 for staff and overhead expense associated with the increase in corporate infrastructure and the addition of an acquisition integration team at corporate.

Interest expense increased by $18,840 as a result of interest associated with capital raised through a convertible debenture, which commenced in December 2003.

The provision for income taxes increased to $520,334 for the three months ended March 31, 2004 compared with $132,260 for the three months ended March 31, 2003. The effective income tax rate increased to 35% from 29% due to the full utilization of prior period tax loss carryforwards.

As a result of the above changes, net income was $966,335 for the three months ended March 31, 2004 compared with net income of $323,289 in the comparable 2003 period.

LIQUIDITY AND CAPITAL RESOURCES ON MARCH 31, 2004 AND 2003

Cash amounted to $10,419,527 at March 31, 2004, compared to $2,504,620 as of March 31, 2003. The net cash used in operations was $871 for the three months ended March 31, 2004, compared to operations using $39,120 for the comparable period in 2003. This use of cash in operations is primarily due to the additional operating costs related to the six acquisitions, and the staff and overhead expense associated with the increase in corporate infrastructure and acquisition integration.

Cash used in investing activities was $2,203,177 for the three months ended March 31, 2004 compared with a use of $178,070 in the comparable 2003 period. This increase is due to the six acquisitions completed during this period and the purchase of three electrodiagnostic management agreements.

Cash provided from financing activities was $4,699,808 for the three months ended March 31, 2004 compared with $643,126 from financing activities in the comparable 2003 period. The financing activity in 2004 is the result of the proceeds of convertible debentures.

Management believes the current cash position, together with the expected earnings of the Company will be sufficient to provide the Company with capital sufficient to fund working capital needs for 2004. However, it will be necessary, in order to expand the business and consummate acquisitions that additional capital be raised. While the prospects for raising additional capital on commercially reasonable terms appears to be favorable, no assurance can be given at this time that such funds will be available, or if available will be sufficient in the near term or that future funds will be sufficient to meet growth. In the event of such developments, attaining financing under such conditions may not be possible, or even if such funds are available, the terms on such capital may be available but not commercially feasible or advantageous.

On December 18, 2003, we completed a private placement offering of $10 million in 7.5% Convertible Debentures to two institutional investors, MidSummer Investments Ltd. and Islandia L. P. The Debentures are due December 2006 and are convertible into shares of common stock at a fixed price of $2.6121 per share. Interest on the Debentures is payable in quarterly installments commencing in March 2004 in cash or stock, at our election. The investors also received warrants to purchase 1,273,316 shares of common stock. The warrants have a term of four years and are exercisable as follows: 631,658 shares at $2.730905 per share and 631,658 warrants at $2.84964 per share.

On February 27, 2004, we completed a $5 million private placement with Laurus Master Fund, Ltd., a private equity fund based in New York City. The financing consisted of $5 million principal amount of a secured convertible term note and warrants to purchase 450,000 shares of Common Stock. On March 22, 2004, we completed a second $5 million private placement with Laurus, consisting of $5 million principal amount of a secured convertible term note and warrants to purchase 550,000 shares of Common Stock. Laurus has also committed, subject to its sole reasonable discretion, to make available to us an additional $10 million in increments of $5 million to finance future acquisitions in accordance with a negotiated fixed price convertible debt instrument.

Our 7.5% convertible debentures issued in December 2003 and our secured convertible term notes issued in February and March 2004, contain certain provisions and restrictions, which if violated, could result in the full principal amount together with interest and other amounts becoming immediately due and payable in cash on such securities. If such an event occurred and if a holder of such securities demanded repayment, we might not have the cash resources to repay such indebtedness when due. The debentures are repayable in 2006 with interest payable quarterly. Subject to certain conditions, the quarterly interest payments on the debentures may be paid, at our option, in cash or additional shares of our common stock. Our two secured convertible term notes are each repayable in 32 monthly installments of principal commencing on June 1, 2004 and July 1, 2004, respectively, which start at $50,000 and increase to $181,667, with a final installment of $500,000. Subject to certain conditions, the monthly principal and interest payment on the notes may be paid, at our option, in cash or additional shares of common stock. If we made the payments on the debentures and notes in cash rather than additional shares of common stock, it would reduce the amount of cash available to fund operations. The debentures and the notes contain certain restrictions upon incurring additional indebtedness. The existence of debt service obligations and the terms and anti-dilution provisions of the debentures and the notes may limit our ability to obtain additional financing on favorable terms, or at all.

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

Statements regarding the Company’s future financial performance or results of operations, including expected revenue growth, income growth, future expenses, future operating margins and other future or expected performance are subject to the following risks: that projected operating efficiencies and cost-reduction initiatives will not be achieved due to implementation difficulties or contractual spending commitments that can’t be reduced; the acquisition of businesses or the launch of new lines of business, which could increase operating expenses and dilute operating margins; the inability to attract new customers; increased competition, which could lead to negative pressure on the Company’s pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with customers, whether due to competition or other factors; costs associated with the Company’s initiatives to upgrade its technology platforms or the failure of the Company to successfully complete that initiative; and to the general risks associated with the Company’s businesses.

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

We Have Recently Been Profitable But No Assurance Can Be Given That Such Profitability Will Continue

For the years ended December 31, 2003 and 2002, we realized net income of $1,212,906 and $750,034, respectively. For the three months ended March 31, 2004, we realized net income of $966,335.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our principal executive officer and its principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. based on that evaluation, such principal executive officer and principal financial officer concluded that, our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

On January 21, 2004, 342,760 shares of common stock were issued to Rehab Management Group, Inc. as initial consideration for the acquisition of three electro-diagnostic contracts servicing practices located in O’Fallon, Illinois, Statesville, North Carolina and Cocoa Beach, Florida.

Between January 1, 2004 and March 31, 2004, there were 71,429 common stock shares issued to Carol Rothbart and Stan Swartz representing the final earn-out installment related to the acquisition of Rothbart Pain Management.

Between January 1, 2004 and March 31, 2004, there were 333,333 common stock shares issued to Andrea Trescot, M.D. representing the first of three earn-out installments related to the acquisition of Pain and Rehabilitation Network, Inc.

Between January 1, 2004 and March 31, 2004, there were 50,883 common stock shares issued to Shasqua Limited representing the final earn-out installment related to the acquisition of Rothbart Pain Management.

Between January 1, 2004 and March 31, 2004 there were 8,500 common stock shares issued for the exercise of vested stock options.

Between January 1, 2004 and March 31, 2004 a total of 265,766 common stock shares were issued for the exercise of vested warrants.

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Index

No.	Description
31.1	Certification by CEO and CFO pursuant to 18 USC Section 1350—as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO and CFO pursuant to 18 USC Section 1350—as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K filed with the SEC on March 25, 2004

Form 8-K filed with the SEC on March 23, 2004

Form 8-K filed with the SEC on March 22, 2004

Form 8-K filed with the SEC on March 2, 2004

Form 8-K filed with the SEC on January 23, 2004

Form 8-K filed with the SEC on January 13, 2004

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PainCare Holdings, Inc.

Date: April 29, 2004	/s/ Randy A. Lubinsky
Randy A. Lubinsky
Chief Executive Officer

Date: April 29, 2004	/s/ Mark Szporka
Mark Szporka
Chief Financial Officer