Form 10KSB/A
period 2003-12-31
PAINCARE HOLDINGS INC
filed 2004-06-08
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-KSB/A

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

Explanatory Note

This amended Form 10-KSB is comprised of an amended signature page in which it is clarified that Mark Szporka is the Chief Accounting Officer of the Company, as well as the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PAINCARE HOLDINGS, INC.

Date: June 8, 2004	By:	/s/ RANDY LUBINSKY
Chief Executive Officer and Director

Date: June 8, 2004	By:	/s/ MARK SZPORKA
Chief Financial and Accounting Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD RIEWOLD	President and Director	June 8, 2004

JAY ROSEN, M.D.	Director	June , 2004

/s/ MERRILL REUTER, M.D.	Director	June 8, 2004

ARTHUR J. HUDSON	Director	June , 2004

/s/ ROBERT FUSCO	Director	June 8, 2004

/s/ PETER ROTHBART, M.D.	Director	June 8, 2004