Form 10QSB
period 2004-06-30
PAINCARE HOLDINGS INC
filed 2004-07-22
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the issuer’s common stock as of July 19, 2004 is 32,218,721 shares.

Transitional Small Business Disclosure Format (Check One)    Yes  ☐    No  ☒

PAINCARE HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PainCare Holdings, Inc.

Consolidated Balance Sheet

As of June 30, 2004 and December 31, 2003

	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)
Assets
Current assets:
Cash	$4,038,249	$7,923,767
Accounts receivable, net	11,942,589	5,100,699
Due from shareholder	28,021	203,050
Note receivable	79,301	320,353
Deposits & prepaid expenses	780,093	514,957

Total current assets	16,868,253	14,062,826

Property and equipment, net	6,433,246	4,730,723
Goodwill, net	37,898,540	21,946,735
Other assets	4,841,698	2,680,665

Total assets	66,041,737	43,420,949

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	671,912	639,668
Income tax payable	891,329	—
Interest payable	62,500	—
Current portion of notes payable	4,258,850	4,216,566
Current portion of convertible debentures	2,490,000	306,616
Current portion of capital lease obligations	611,426	578,557

Total current liabilities	8,986,017	5,741,407

Notes payable, less current portion	471,225	510,141
Convertible debentures, less current portion	17,373,600	10,712,000
Deferred income tax liability	1,188,711	683,300
Capital lease obligations, less current portion	2,455,181	2,300,165

Total liabilities	30,474,734	19,947,013

Stockholders’ equity:
Common stock, $.0001 par value, authorized 75,000,000 shares; issued and outstanding 31,087,027 and 26,882,597 shares	3,109	2,688

Preferred stock, $.0001 par value, authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Additional paid in capital	31,081,243	21,700,894
Retained earnings	4,493,339	1,769,393
Other comprehensive income (loss)	(10,688)	961

Total stockholders’ equity	35,567,003	23,473,936

Commitments

Total liabilities and stockholder’s equity	$66,041,737	$43,420,949

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended

June 30, 2004 and 2003

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Total revenues:
Patient services	$3,874,981	$2,188,345	$7,494,546	$3,758,659
Management fees	5,242,088	1,586,142	8,482,251	2,513,948

Total revenues	9,117,069	3,774,487	15,976,797	6,272,607

Cost of sales	1,575,951	1,046,816	3,059,997	1,833,360

Gross profit	7,541,118	2,727,671	12,916,800	4,439,247

Operating expenses:
Selling, general and administrative	4,023,843	1,892,941	7,562,784	2,931,158
Depreciation expense	213,413	55,630	366,385	140,784
Amortization expense	74,778	—	136,582	—

Operating income	3,229,084	779,100	4,851,049	1,367,305

Interest expense	560,895	114,101	713,016	247,382
Other income	35,828	12,168	52,653	12,793

Income before taxes	2,704,017	677,167	4,190,686	1,132,716

Provision for income taxes	946,406	114,167	1,466,740	246,427

Net income	$1,757,611	$563,000	$2,723,946	$886,289

Basic earnings per share	$0.06	$0.03	$0.10	$0.05

Basic weighted average shares outstanding	29,035,926	20,845,528	28,348,671	18,841,242

Diluted earnings per share	$0.05	$0.02	$0.07	$0.04

Diluted weighted average shares outstanding	39,073,183	27,194,881	38,651,374	24,892,252

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

For the Three Months Ended June 30, 2004

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income (loss)	Total Stockholder’s Equity
Balances at March 31, 2004	27,955,268	$2,796	$23,370,697	$2,735,728	$(4,227)	$26,104,994
Common stock issued for earnouts	150,273	15	458,318	—	—	458,333
Common stock issued for exercise of warrants	100,000	10	99,990	—	—	100,000
Common stock issued for exercise of options	32,923	3	1,122	—	—	1,125
Common stock issued for acquisition of Denver Pain Management	667,260	67	1,874,933	—	—	1,875,000
Common stock issued for acquisition of Georgia Pain Physicians & Surgical Centers	462,344	46	1,124,954	—	—	1,125,000
Common stock issued for acquisition of Dynamic Rehabilitation Centers	927,414	93	2,249,907	—	—	2,250,000
Common stock issued for acquisition of Rick Taylor, D.O., P.A.	761,545	76	1,874,924	—	—	1,875,000
Common stock issued for conversion of convertible debenture interest	30,000	3	26,398	—	—	26,401
Other comprehensive income	—	—	—	—	(6,461)	(6,461)
Net income	—	—	—	1,757,611	—	1,757,611

Balances at June 30, 2004	31,087,027	$3,109	$31,081,243	$4,493,339	$(10,688)	$35,567,003

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statement of Cash Flows (Unaudited)

For the Six Months ended June 30, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income	$2,723,946	$886,289
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	502,967	140,784
Other comprehensive income (loss)	(11,649)	(11,647)
Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(4,113,386)	(1,570,090)
Deposits and prepaid expenses	(163,099)	(401,644)
Other assets	(289,656)	(432,062)
Deferred income tax liability	505,411	—
Accounts payable and accrued expenses	(257,601)	(162,267)
Income tax payable	891,329	—
Interest payable	62,500	—

Net cash used in operating activities	(149,238)	(1,550,637)

Cash flows from investing activities:
Sale (purchase) of property and equipment	(81,356)	(167,679)
Cash paid for earnouts	(1,124,999)	—
Cash paid for acquisitions	(6,611,712)	—
Cash from acquisitions	119,996	—
Payment of debenture	—	48,411
Cash used for purchase of contract rights	(757,500)	—

Net cash used in investing activities	(8,455,571)	(119,268)

Cash flows from financing activities:
Net proceeds from issuance of common stock, net of capital offering costs	346,370	2,409,533
Net proceeds from issuance of convertible debentures	9,573,000	—
Payments of capital lease obligations	(226,240)	(176,313)
Payments of convertible debentures	(1,138,614)	—
Payment of acquisition consideration payable	(3,000,000)	—
Due from / to shareholders	(203,576)	—
Net advances (payments) on notes receivable	119,829	(587,184)
Net payments on notes payable	(751,478)	388,715

Net cash provided by financing activities	4,719,291	2,034,751

Net increase (decrease) in cash	(3,885,518)	364,846
Cash at beginning of period	7,923,767	2,078,684

Cash at end of period	$4,038,249	$2,443,530

Supplementary disclosure of cash flow information:
Cash paid during the period for interest	$498,395	$247,382
Non-cash transactions:
Common stock issued for earnouts	1,124,999	—
Common stock issued for acquisitions	7,125,000	—
Common stock issued for contract rights	758,000	—

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Notes to Consolidated Financial Statements

Organization and Basis of Presentation

(1) Organization and Summary of Significant Accounting Policies

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

On January 1, 2001, PainCare, Inc. acquired the medical practice of Advanced Orthopaedics of South Florida, Inc. (“AOSF”), a Florida corporation. AOSF is an orthopedic surgery, pain management and orthopedic rehabilitation center located in Lake Worth, Florida.

The Company entered into effective July 24, 2003 a Distribution Agreement with MedX 96, Inc. (“MedX”), whereby the Company was given the exclusive right to sell the MedX medical rehabilitation equipment in the United States subject to satisfying certain sales quota requirements. Effective May 1, 2004, the parties entered into an amendment to the Distribution Agreement whereby the exclusive rights given to the Company as well as the sales quota requirements were eliminated. As of this date the Distribution Agreement, as amended, remains in effect.

On August 31, 2001, PainCare, Inc. consummated the closing of an Asset Purchase Agreement with Perry Haney, M.D., whereby PainCare, Inc. acquired certain non-medical assets (the “Assets”) used by Dr. Haney in his pain management practice located in Aurora, Colorado. Pursuant to a Management Agreement between PainCare, Inc. and Dr. Haney, PainCare, Inc. provided Dr. Haney’s practice with various business, administrative and management services through March 14, 2004. Effective March 15, 2004 (the “Termination Date”) the parties entered into a Settlement and Termination Agreement whereby, the Management Agreement was terminated and the parties released each other from all further duties, obligations, and claims. In connection with the Settlement and Termination Agreement, PainCare transferred the Assets to Dr. Haney’s practice.

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

On December 12, 2002, the Company completed the acquisition of Pain and Rehabilitation Network, Inc. (“PRN”), a pain management physician practice headquartered in Orange Park, Florida. The practice was acquired from Andrea Trescot, M.D., the sole shareholder. Dr. Trescot had no prior relationships with the Company.

The purchase price for PRN consisted of $1,000,000 in cash and 1,000,000 shares of the Company’s common stock valued at $1.00 per share (or a value of $1,000,000). The Company has made additional payments of $333,333 and 333,333 shares of common stock, valued at $1.00 per share, as certain post closing earnings goals were satisfied. The Company may also make additional payments of up to $1,333,333 in cash and common stock if certain additional net earnings goals are achieved in the next two years. The acquisition has been accounted for using the purchase method of accounting. The Company funded the initial cash portion of the purchase price of Pain and Rehabilitation Network, Inc. from the proceeds of a debt financing obtained from Arthur J. Hudson, a director of the Company. The terms of the loan from Mr. Hudson require the Company to make monthly interest payments at the annual rate of 8% with the entire principal and unpaid interest due on December 31, 2004. In addition, the Company issued Mr. Hudson a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.70 per share.

On May 16, 2003, the Company completed the acquisition of Medical Rehabilitation Specialists II, P.A. (“MRS”), a pain management physician practice headquartered in Tallahassee, Florida. MRS was acquired in a merger transaction from Kirk Mauro, M.D., the sole shareholder. Dr. Mauro had no prior relationships with the Company.

The purchase price consisted of $975,000 in cash, a note for $400,000, and 1,100,000 shares of our common stock valued at $1.25 per share (or, a value of $1,375,000). The Company has made additional payments of $458,333 and 150,273 shares of common stock, valued at $3.05 per share, as certain post closing earnings goals were satisfied. The Company may also make additional payments of up to $1,833,333 in cash and common stock if certain additional net earnings goals are achieved in the next two years. The acquisition has been accounted for using the purchase method of accounting. The Company funded the initial cash portion of the purchase price of Medical Rehabilitation Specialists II, P.A. with internal cash reserves of $975,000, and a note for $400,000 which was paid on June 12, 2003 using internal cash reserves.

On August 6, 2003, the Company completed the acquisition of the non-medical assets of Industrial & Sport Rehabilitation, Ltd. d/b/a Associated Physicians Group (“APG”), an orthopedic rehabilitation practice headquartered in O’Fallon, Illinois. The assets were acquired in a merger transaction with John Vick, the sole shareholder. Mr. Vick had no prior relationships with the Company. Pursuant to a management agreement that was executed at the closing of the merger agreement, the Company will provide ongoing management and administrative services to a newly formed successor to APG’s medical practice.

The purchase price consisted of $1,375,000 in cash, and 1,375,000 shares of our common stock valued at $1.00 per share (or, a value of $1,375,000). The Company may also make additional payments of up to $2,750,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of APG with internal cash reserves.

On December 23, 2003, the Company completed the acquisition of the non-medical assets of Spine & Pain Center, P.C., a pain management physician practice headquartered in Bismarck, North Dakota. The capital stock was acquired in a merger transaction from Michael Martire, M.D., the sole shareholder. Dr. Martire had no prior relationships with the Company. Pursuant to a management agreement that was executed at the closing of the merger agreement, the Company will provide ongoing management and administrative services to a newly formed successor of Spine & Pain Center’s medical practice.

The purchase price for the non-medical assets consisted of $625,000 in cash, and 277,778 shares of common stock valued at $2.25 per share (or, a value of $625,000). The Company may also make additional payments of up to $1,250,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Spine & Pain Center, P.C. from its internal cash reserves and line of credit.

On December 30, 2003, the Company completed the acquisition of Health Care Center of Tampa, Inc., a pain management physician practice headquartered in Lakeland, Florida. The practice was acquired in a merger transaction with Saqib Bashir Khan, M.D., the sole shareholder. Dr. Khan had no prior relationships with the Company.

The purchase price consisted of $1,937,500 in cash, and 809,315 shares of our common stock valued at $2.394 per share (or, a value of $1,937,500). The Company may also make additional payments of up to $3,875,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The company funded the cash portion of the purchase price of Health Care Center of Tampa, Inc. from the proceeds of the $10 million Convertible Debenture offering closed December 18, 2003.

On December 31, 2003, the Company acquired substantially all of the assets of Bone and Joint Surgical Clinic pursuant to an asset purchase agreement. Neither Bone and Joint or its sole shareholder, Dr. Christopher Cenac, had any prior relationships with the Company.

Pursuant to the asset purchase agreement, the Company acquired the assets of Bone and Joint Surgical Clinic for $1,250,000 in cash, and 565,048 shares of common stock valued at $2.2122 per share (or, a value of $1,250,000). The Company may also make additional payments of up to $2,500,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Bone and Joint Surgical Clinic from the proceeds of the $10 million Convertible Debenture offering closed on December 18, 2003.

On December 31, 2003, the Company completed the acquisition of the non-medical assets of Kenneth M. Alo, M.D., P.A., a pain management and anesthesiology physician practice headquartered in Houston, Texas. The assets were acquired in a merger transaction with Kenneth Alo, M.D., the sole shareholder. Dr. Alo had no prior relationships with the Company. Pursuant to a management agreement that was executed at the closing of the merger agreement, the Company will provide ongoing management and administrative services to a newly formed successor of Dr. Alo’s medical practice.

The purchase price for the assets consisted of $1,750,000 in cash, and 777,778 shares of common stock valued at $2.25 per share (or, a value of $1,750,000). The Company may also make additional payments of up to $3,500,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Kenneth M. Alo, M.D., P.A. from the proceeds of the $10 million Convertible Debenture offering closed on December 18, 2003.

On January 17, 2004, the Company purchased from Rehab Management Group, Inc., a South Carolina based corporation (“RMG”) all rights, title and interest that RMG owns or acquires in and to all management fees, revenues, compensation and payments of any kind with respect to three electro-diagnostic management agreements with the named physician’s practice:

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

On April 29, 2004, the Company completed the acquisition of the non-medical assets of Denver Pain Management (“DPM”), a pain management physician practice headquartered in Denver, Colorado. The non-medical assets were acquired in a merger transaction with Robert Wright, M.D. and Kenneth Alo, M.D., the sole shareholders of DPM. Dr. Wright had no prior relationships with the Company. Dr. Alo is a shareholder of the Company by virtue of acquiring the non-medical assets of his medical practice in Houston, TX in December 2003. Pursuant to a management agreement that was executed at the closing of the merger agreement, the Company will provide ongoing management and administrative services for DPM.

The purchase price for the non-medical assets consisted of $1,875,000 in cash, and 667,260 shares of common stock valued at $2.81 per share (or, a value of $1,875,000). The cash portion of the purchase is to be paid on December 15, 2004 subject to the satisfaction of certain conditions subsequent to closing and the stock portion of purchase has been placed in escrow and will be released to the shareholders upon the satisfaction of certain conditions subsequent to closing. The Company may also make additional payments of up to $3,750,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting.

On May 25, 2004, the Company completed the acquisition of the outstanding capital stock of Georgia Surgical Centers, Inc. (“GSC”), which operates three ambulatory surgery centers and the acquisition of the non-medical assets of Georgia Pain Physicians, P.C. (“GPP”), a pain management physician practice all headquartered in Atlanta, Georgia. GSC was acquired by the Company pursuant to a merger agreement from Robert E. Windsor, M.D., the sole shareholder and non-medical assets of GPP were acquired by the Company pursuant to an asset purchase agreement. Neither of these entities or Dr. Windsor had any prior relationships with the Company.

In connection with the purchase of the non-medical assets of GPP, the Company will in accordance with a management services agreement, provide ongoing management and administrative services to GPP. The combined purchase price for GSC and the assets of GPP consisted of $1,125,000 in cash, and 462,344 shares (150,000 of which were placed into escrow pending the satisfaction of certain conditions) of common stock valued at $2.43 per share (or, a value of $1,125,000). The Company may also make additional payments of up to $2,250,000 in cash and common stock if the management fee is paid in accordance with the management agreement. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price with the proceeds of the second $5 million Convertible Debenture offering with Laurus Master Fund, Ltd. closed in March 2003.

On June 1, 2004, the Company completed the acquisition of the non-medical assets of Dynamic Rehabilitation Centers, Inc., a spinal rehabilitation practice with four locations in Southeast Michigan. The assets were acquired in a merger transaction from Michael Wayne and Jeffrey Wayne, the sole shareholders of Dynamic. Michael Wayne and Jeffrey Wayne had no prior relationships with the Company. Pursuant to a management agreement that was executed at the closing of the merger agreement, the Company will provide ongoing management and administrative services to a newly organized successor to Dynamic Rehabilitation’s medical practice.

The purchase price for the non-medical assets consisted of $2,250,000 in cash, and 927,414 shares of common stock valued at $2.43 per share (or a value of $2,250,000). The Company may also make additional payments of up to $4,500,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Dynamic Rehabilitation Centers, Inc., from the proceeds of the second $5 million Convertible Debenture offering with Laurus Master Fund, Ltd. closed in March 2003.

On June 7, 2004, the Company completed the acquisition of the of the non-medical assets of Rick Taylor, D.O., P.A., a pain management physician practice with three locations in Palestine, Fairfield and Jacksonville, Texas. The non-medical assets were acquired in a merger transaction from Rick Taylor, D.O., the sole shareholder. Dr. Taylor had no prior relationships with the Company. Pursuant to a management agreement that was executed at the closing of the merger agreement, the Company will provide ongoing management and administrative services to a newly formed successor to Rick Taylor, D.O., P.A.

The purchase price for the non-medical assets consisted of $1,875,000 in cash, and 761,545 shares of common stock valued at $2.46 per share (or a value of $1,875,000). The Company may also make additional payments of up to $3,750,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price from the proceeds of the second $5 million Convertible Debenture offering with Laurus Master Fund, Ltd. closed in March 2003.

Effective May 1, 2004, the Company entered into a management services agreement (“MSA”) with Ben Zolper, M.D., L.L.C. (‘Zolper Practice”), a pain management physician practice located in Bangor, Maine. In accordance with the MSA, Company provided ongoing management and administrative services for $62,500 per month.

Effective July 1, 2004, the Company completed the acquisition of the Zolper Practice. The practice was acquired in a merger transaction with Ben Zolper, M.D, the sole shareholder. Dr. Zolper had no prior relationships with the Company other than the relationship created by virtue of the MSA.

The purchase price consisted of $937,500 in cash (of which $40,000 was placed in escrow pending the satisfaction of certain post-closing conditions), and 316,444 shares of our common stock valued at $2.7651 per share (or, a value of $937,500). The Company may also make additional payments of up to $1,875,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Zolper Practice from the proceeds of the $3 million Convertible Debenture offering closed in June, 2004.

Common Stock

As of July 19, 2004, the Company had 75,000,000 shares of authorized common stock with a par value of $.0001 per share of which 32,218,721 shares are issued and outstanding. The Company also has 10,000,000 preferred shares authorized none of which have been issued.

Principles	of Interim Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003, the Company’s Form 10-QSB filed with the SEC on April 30, 2004 and the Company’s Definitive Proxy Statement Amendment filed June 15, 2004.

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

We have two (2) profit centers:

(1) We acquire, in the case of Owned Practices, or manage in the case of the Managed Practices, highly profitable pain management, physiatry and orthopedic physician practices to serve as a delivery platform for our three integrated musculoskeletal services. We currently have two (2) Owned Practices providing spine surgery services, four (4) Owned Practices providing pain management services, seven (7) Managed Practices, providing pain management services and one (1) Managed Practice, providing spinal rehabilitation services.

(2) We also provide a turn-key orthopedic rehabilitation and electro-diagnostic medicine program for select orthopedic, neurosurgery, physiatry and pain physician practices. There are currently twenty (20) Limited Managed Practices, four (4) Owned Practices and seven (7) Managed Practices providing these programs. The orthopedic rehabilitation program utilizes MedX state-of-the-art equipment.

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

Set forth below is certain of our selected consolidated financial and operating information for the six months ended June 30, 2004 and the comparable period in 2003, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

	Six Months ended June 30,
	(in thousands, except share and per share amounts)
	2004	2003
Total revenue	$15,977	$6,273
Gross profit	12,917	4,439
Net income	2,724	886
Earnings per share, basic	$0.10	$0.05
Earnings per share, diluted	$0.07	$0.04

Weighted average shares outstanding
Basic	28,348,671	18,841,242
Diluted	38,651,374	24,892,252

At June 30, 2004
(in thousands)
Working Capital	$7,882
Total Current Assets	16,868
Total Assets	66,042
Stockholders’ Equity	35,567

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues increased to $9,117,069 for the three months ended June 30, 2004 from $3,774,487 for the comparable 2003 period, representing an increase of 142%. This increase is primarily due to the acquisitions of Medical Rehabilitation Specialists II, Inc. (MRS), Associated Physicians Group (APG), Spine and Pain Center (SPC), Health Care Center of Tampa, Inc. (HCCT), Bone and Joint Surgical Clinic (BJSC), Kenneth M. Alo, M.D., P.A. (ALO), Denver Pain Management (DPM), Georgia Pain Physicians, P.C. (GPP), Georgia Surgical Centers, Inc. (GSC), Dynamic Rehabilitation Centers, Inc., Rick Taylor, D.O., P.A., and revenues associated with the growth of existing practices.

Gross profit increased to $7,541,118 for the three months ended June 30, 2004 from $2,727,671 for the comparable 2003 period, representing an increase of 177%. This increase is also attributed to the six acquisitions closed during fiscal year 2003, the four acquisitions closed during the second quarter of 2004, and gross profit associated with the growth of existing practices.

Operating expenses increased by $2,363,463 to $4,312,034 for the three months ended June 30, 2004 from $1,948,571 in the comparable 2003 period, representing an increase of 121%. The increase is primarily due to an additional $1,727,657 in operating costs related to the ten acquisitions closed during 2003 and the second quarter of 2004, approximately $150,000 of incremental overhead expense associated with the orthopedic rehabilitation division and an approximate increase of $250,000 for staff and overhead expense associated with the increase in corporate infrastructure and the addition of an acquisition integration team at corporate. Depreciation and amortization expense increased by $232,561 during the period as a result of the depreciation of additional capital equipment received through our acquisitions. Amortization expense increased as a result of the amortization of contract rights associated with our contract purchase agreement with MedX 96’, Inc. and the purchase of three electro-diagnostic management agreements.

Interest expense increased by $446,794 as a result of interest associated with capital raised through convertible debentures, which commenced in December 2003, February 2004 and March 2004.

The provision for income taxes increased to $946,406 for the three months ended June 30, 2004 compared with $114,167 for the three months ended June 30, 2003. The effective income tax rate increased to 35% from 29% due to the full utilization of prior period tax loss carry forwards.

As a result of the above changes, net income was $1,757,611 for the three months ended June 30, 2004 compared with net income of $563,000 in the comparable 2003 period.

Our revenues for the three months ended June 30, 2004 were derived from the following sources:

Government	$1,453,768	15.9%
Private Insurance	$1,316,199	14.4%
Personal Injury	$584,592	6.4%
Workers Compensation	$520,423	5.7%
Management Fees	$5,242,087	57.6%

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues increased to $15,976,797 for the six months ended June 30, 2004 from $6,272,607 for the comparable 2003 period, representing an increase of 155%. This increase is primarily due to the acquisitions of Medical Rehabilitation Specialists II, Inc. (MRS), Associated Physicians Group (APG), Spine and Pain Center (SPC), Health Care Center of Tampa, Inc. (HCCT), Bone and Joint Surgical Clinic (BJSC), Kenneth M. Alo, M.D., P.A. (ALO), Denver Pain Management (DPM), Georgia Pain Physicians, P.C. (GPP), Georgia Surgical Centers, Inc. (GSC), Dynamic Rehabilitation Centers, Inc., Rick Taylor, D.O., P.A., revenues associated with the purchase of three electro-diagnostic management agreements, the growth of existing practices and the opening of new MedX Direct rehabilitation centers.

Gross profit increased to $12,916,800 for the six months ended June 30, 2004 from $4,439,247 for the comparable 2003 period, representing an increase of 191%. This increase is also attributed to the six acquisitions closed during fiscal year 2003, the four acquisitions closed during the second quarter of 2004, electro-diagnostic management agreements, and gross profit associated with the growth of existing practices.

Operating expenses increased by $4,993,809 to $8,065,751 for the six months ended June 30, 2004 from $3,071,942 in the comparable 2003 period, representing an increase of 163%. The increase is primarily due to an additional $3,242,625 in operating costs related to the ten acquisitions closed during 2003 and the second quarter of 2004, approximately $330,000 of incremental overhead expense associated with the orthopedic rehabilitation division and an approximate increase of $750,000 for staff and overhead expense associated with the increase in corporate infrastructure and the addition of an acquisition integration team at corporate. Depreciation and amortization expense increased by $665,081 during the period as a result of the depreciation of additional capital equipment received through our acquisitions. Amortization expense increased as a result of the amortization of contract rights associated with our contract purchase agreement with MedX 96’, Inc. and the purchase of three electro-diagnostic management agreements.

Interest expense increased by $465,634 as a result of interest associated with capital raised through convertible debentures, which commenced in December 2003, February 2004 and March 2004.

The provision for income taxes increased to $1,466,740 for the six months ended June 30, 2004 compared with $246,427 for the six months ended June 30, 2003. The effective income tax rate increased to 35% from 29% due to the full utilization of prior period tax loss carryforwards.

As a result of the above changes, net income was $2,723,946 for the six months ended June 30, 2004 compared with net income of $886,289 in the comparable 2003 period.

Our revenues for the six months ended June 30, 2004 were derived from the following sources:

Government	$2,722,857	17.0%
Private Insurance	$2,571,468	16.1%
Personal Injury	$1,173,588	7.3%
Workers Compensation	$1,026,633	6.4%
Management Fees	$8,482,251	53.2%

LIQUIDITY AND CAPITAL RESOURCES ON JUNE 30, 2004 AND 2003

Cash amounted to $4,038,249 at June 30, 2004, compared to $2,443,530 as of June 30, 2003. The net cash used in operations was $149,238 for the six months ended June 30, 2004, compared to operations using $1,550,637 for the comparable period in 2003. This use of cash from operations is primarily due to the additional operating costs related to the ten acquisitions completed during fiscal year 2003 and the second quarter of 2004, and the staff and overhead expense associated with the increase in incorporate infrastructure and acquisition integration.

Cash used in investing activities was $8,455,571 for the six months ended June 30, 2004 compared with a use of $119,268 in the comparable 2003 period. This increase is due to the four acquisitions completed during the second quarter of 2004, and the purchase of three electro-diagnostic management agreements.

Cash provided from financing activities was $4,719,291 for the six months ended June 30, 2004 compared with $2,034,751 from financing activities in the comparable 2003 period. The financing activity for the six months ended June 30, 2004 is the result of the proceeds of convertible debentures with Laurus Master Fund, Ltd.

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

On March 2, 2004, we completed a $5 million private placement with Laurus Master Fund, Ltd., a private equity fund based in New York City. The financing consisted of $5 million principal amount of a secured convertible term note and warrants to purchase 450,000 shares of Common Stock. The warrants have an exercise price of $4.24 per share for the first 200,000 shares, $4.58 per share for next 150,000 shares and $4.92 per share for the remaining shares. The warrants are exercisable until February 27, 2011. The note bears interest at a fluctuating interest rate equal at all times to the prime rate plus 2%, subject to reduction if the value weighted average price of the Company’s common stock exceeds certain benchmarks. The initial interest rate on the note is 6%. The note is convertible into shares of common stock at a price of $3.39 per share (subject to adjustment), which share price is equal to 105% of the average closing price during the ten trading days prior to closing. The Company may require that the holder of the note convert its outstanding Note into common stock under specified circumstances. The principal amount of the note is repayable in monthly installments, commencing as of June 1, 2004, in the initial amount of $50,000 eventually increasing to $181,667, with a final installment of $500,000 and may be paid, at the Company’s option, in cash or, subject to certain conditions, additional shares of common stock. Interest on the note is payable monthly and may be paid, at the Company’s option, in cash or, subject to certain conditions, additional shares of common stock.

On March 22, 2004, we completed a second $5 million private placement with Laurus, consisting of $5 million principal amount of a secured convertible term note and warrants to purchase 550,000 shares of Common Stock. The warrants have an exercise price of $3.60 per share for the first 233,000 shares, $3.89 per share for next 183,000 shares and $4.18 per share for the remaining shares. The warrants are exercisable until March 22, 2011. The note bears interest at a fluctuating interest rate equal at all times to the prime rate plus 2%, subject to reduction if the value weighted average price of the Company’s common stock exceeds certain benchmarks. The initial interest rate on the note is 6%. The note is convertible into shares of common stock at a price of $2.88 per share (subject to adjustment), which share price is equal to the average closing price during the ten trading days prior to closing. The Company may require that the holder of the note convert its outstanding note into common stock under specified circumstances. The principal amount of the note is repayable in monthly installments, commencing as of July 1, 2004, in the initial amount of $50,000 eventually increasing to $181,667, with a final installment of $500,000 and may be paid, at the Company’s option, in cash or, subject to certain conditions, additional shares of common stock. Interest on the note is payable monthly and may be paid, at the Company’s option, in cash or, subject to certain conditions, additional shares of common stock.

On July 1, 2004, PainCare Holdings, Inc., a Florida corporation (the “Company”) completed two separate institutional private placement offerings with aggregate proceeds of $3.0 million to existing investors in the Company, the Laurus Master Fund, Ltd. and Midsummer Investments Ltd.

Pursuant to a Securities Purchase Agreement with Laurus, the Company issued and sold to Laurus (i) $1.5 million principal amount of a Secured Convertible Term Note due June 30, 2007 and (ii) warrants to purchase 165,000 shares of common stock at an exercise price of $3.60 per share for the first 82,500 shares and $3.76 per share for the remaining shares. The warrants are exercisable until June 30, 2011. The note bears interest at a fluctuating interest rate equal at all times to the prime rate plus 2%, subject to reduction if the value weighted average rice of the Company’s common stock exceeds certain benchmarks. The initial interest rate on the Note is 6%.

The Note is convertible into shares of Common Stock at a price of $3.15 per share (subject to adjustment). The Company may require that the holder convert its outstanding note into common stock under specified circumstances. The principal amount of the note is repayable in monthly installments, commencing as of October 1, 2004, in the initial amount of $50,000 eventually increasing to 60,000 and may be paid, at the Company’s option, in cash or, subject to certain conditions, additional shares of common stock.

Pursuant to a separate Securities Purchase Agreement with Midsummer, the Company issued and sold a $1.5 million fixed price 7.5% Convertible Debenture. Midsummer also received warrants to purchase 165,000 shares of the Company’s common stock.

The 7.5% Convertible Debenture is due June 2007 and is convertible into shares of the Company’s common stock at $3.15 per share. Interest on the Debenture is payable in quarterly installments commencing in September 2004 in cash or stock, at the Company’s election. The warrants issued to Midsummer have a term of four years and are exercisable as follows: 82,500 shares at $3.60 per shares and the remaining shares at $3.76 per share.

The Company entered into Registration Rights agreements, with Laurus and Midsummer whereby the Company agreed to prepare and file with the Securities and Exchange Commission by August 29, 2004 a registration statement covering the resale of the common stock that is issuable upon conversion of the notes and/or exercise of the warrants, and/or issuable in payment of principal and interest on the notes.

Our 7.5% convertible debentures issued in December 2003 and July 2004 and our secured convertible term notes issued in February, March and July 2004, contain certain provisions and restrictions, which if violated, could result in the full principal amount together with interest and other amounts becoming immediately due and payable in cash on such securities. If such an event occurred and if a holder of such securities demanded repayment, we might not have the cash resources to repay such indebtedness when due. The existence of debt service obligations and the terms and anti-dilution provisions of the debentures and the notes may limit our ability to obtain additional financing on favorable terms, or at all.

PRO FORMA FINANCIALS

Following are the summarized unaudited pro forma results of operations for the six months ended June 30, 2004, assuming the acquisitions of Denver Pain Management, Georgia Pain Physicians, P.C. and Georgia Surgical Centers, Inc., Dynamic Rehabilitation Centers, Inc. and Rick Taylor, D.O., P.A. had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed.

Pro Forma Consolidated Statement of Operations

Six Months Ended June 30, 2004

(Unaudited)

	PainCare Historical	Denver Pain Management (3)	Georgia Pain Physicians & Surgical Centers (4)	Dynamic Rehabilitation Centers, Inc. (5)	Rick Taylor, D.O., P.A. (6)	Pro forma Adjustments		Pro forma
Revenues	$15,976,797	$897,909	$749,511	$2,271,031	$1,067,205	$—		$20,962,453

Cost of sales	3,059,997	148,520	50,394	344,613	14,086	—		3,617,610

Gross profit	12,916,800	749,389	699,117	1,926,419	1,053,118	—		17,344,843
Operating expenses:

General & administrative	7,562,784	385,400	613,586	1,728,980	619,592	(907,686	)(1)	10,002,656
Depreciation & amortization	502,967	—	23,400	36,735	22,707	—		585,809

Operating income	4,851,049	363,989	62,131	160,704	410,818	907,686		6,756,378

Interest expense	713,016	—	1,724	4,044	5,419	—		724,203
Other income	52,653	—	25,247	—	1,161	—		79,061

Income before taxes	4,190,686	363,989	85,654	156,660	406,560	907,686		6,111,236

Provision for income taxes	1,466,740	—	—	—	—	672,193	(2)	2,138,931

Net income	$2,723,946	$363,989	$85,654	$156,660	$406,560	$235,493		$3,972,305

Basic earnings per share								$0.13

Basic weighted average shares outstanding								30,656,061

Diluted earnings per share								$0.10

Diluted weighted average shares outstanding								40,958,763

Footnotes to Unaudited Pro Forma Financial Statements:

1)	Adjustment for non-recurring general and administrative expenses.
2)	Represents the provision for income taxes at an effective tax rate of 35%.
3)	Represents the results from the period beginning on January 1, 2004 and ending on March 31, 2004.
4)	Represents the results from the period beginning on January 1, 2004 and ending on April 30, 2004.
5)	Represents the results from the period beginning on January 1, 2004 and ending on May 31, 2004.
6)	Represents the results from the period beginning on January 1, 2004 and ending on April 30, 2004.

SUBSEQUENT EVENTS

Effective July 1, 2004, the Company completed the acquisition of Ben Zolper, M.D., LLC, a pain management physician practice located in Bangor, Maine. The Company paid $937,500 in cash (of which $40,000 was placed in escrow pending the satisfaction of certain post-closing conditions), and delivered 316,444 shares of our common stock valued at $2.96 per share (or, a value of $937,500).

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

We Have Recently Been Profitable But No Assurance Can Be Given That Such Profitability Will Continue

For the years ended December 31, 2003 and 2002 we realized net income of $1,212,906 and $750,034 respectively. For the six months ended June 30, 2004, we realized net income of $2,723,946.

We expect to increase our spending significantly as we continue to expand our product and service offerings and commercialization activities. We will be dependent, in part, on the continued favorable market for medical products and services. We will need to generate significant revenues in order to continue to grow our business and remain profitable.

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

Our Cash Flow And Financial Condition May Be Adversely Affected By The Assumption Of Credit Risks and Failure to Receive Management Fees

Our Owned and Managed Practices bill patients and/or their insurance carriers for services provided by the Practices and/or their physicians, including physician fees, facility fees and technical fees. By undertaking the responsibility for patient billing and collection activities, the Owned Practices assume the credit risk presented by the patient base, as well as the risk of payment delays attendant to reimbursement through governmental programs or third party payors. If our Owned Practices are unsuccessful in collecting a substantial amount of such fees it will have a material adverse affect on our financial condition. If our Managed Practices are unable to pay us the management fees it will have a material adverse affect on our financial condition.

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

Significant Risk Associated With Reimbursements By Third Party Payors

Approximately 60% of our revenues are directly dependent on the acceptance of our Practice services as covered benefits under third party payor programs, including private insurance, HMO’s and other managed care entities. The healthcare industry is undergoing significant changes, with third party payors taking measures to reduce reimbursement rates or in some cases denying reimbursement fees for previously acceptable treatment modalities. There is no assurance that third party payors will continue to pay for minimally invasive surgery services provided by our Owned Practices under their payor programs. Failure of third party payors to adequately cover minimally invasive surgery will have a material adverse affect on us.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

On April 29, 2004, the Company completed the acquisition of the non-medical assets and executed a long-term management agreement with Denver Pain Management, a pain management practice located in Denver, Colorado. The Company has delivered 667,260 shares of its common stock valued at $2.81 per share in trust pending the satisfaction of certain conditions subsequent. The cash portion of $1,875,000 is to be paid on December 15, 2004 subject to the satisfaction of certain conditions.

On May 25, 2004, the Company completed the acquisition of the non-medical assets and executed a long-term management agreement with Georgia Pain Physicians, P.C., a pain management practice located in Atlanta, Georgia. In addition, the company acquired the capital stock Georgia Surgical Centers, Inc., consisting of thee ambulatory surgical centers located in Atlanta, Georgia. The Company paid combined consideration of $1,125,000 in cash and delivered 462,344 shares (150,000 of which were placed into escrow pending the satisfaction of certain conditions) of its common stock valued at $2.43 per share.

On June 1, 2004, the Company completed the acquisition of the non-medical assets and executed a long-term management agreement with Dynamic Rehabilitation Centers, Inc., a spinal rehabilitation practice with four locations serving southeast, Michigan. The Company paid $2,250,000 in cash and delivered 927,414 shares of its common stock valued at $2.43 per share.

On June 7, 2004, the Company completed the acquisition of the of the non-medical assets and executed a long-term management agreement with Rick Taylor, D.O., P.A., a pain management physician practice with locations in Palestine, Fairfield and Jacksonville, Texas. The Company paid $1,875,000 in cash, and delivered 761,545 shares of common stock valued at $2.46 per share (or a value of $1,875,000).

Between April 1, 2004 and June 30, 2004, there were 150,273 common stock shares issued to Kirk Mauro, M.D. representing the first of three earn-out installments related to the acquisition of Medical Rehabilitation Specialists II, Inc.

Between April 1, 2004 and June 30, 2004 there were 32,923 common stock shares issued for the exercise of vested stock options.

Between April 1, 2004 and June 30, 2004 a total of 100,000 common stock shares were issued for the exercise of vested warrants.

Between April 1, 2004 and June 30, 2004 a total of 30,000 common stock shares were issued for the conversion of convertible debenture interest due to Laurus Master Fund, Ltd.

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

(b)	Reports on Form 8-K List all 8-K’s filed this quarter

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PainCare Holdings, Inc.

Date: July 22, 2004	/s/ Randy A. Lubinsky
Randy A. Lubinsky
Chief Executive Officer

Date: July 22, 2004	/s/ Mark Szporka
Mark Szporka
Chief Financial & Accounting
Officer