Form 10QSB
period 2004-09-30
PAINCARE HOLDINGS INC
filed 2004-11-09
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-14160

PainCare Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	06-1110906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 N. Orange Avenue, Suite 105, Orlando, Florida 32801

(Address of principal executive offices)

(407) 367-0944

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

The number of shares outstanding of the issuer’s common stock as of November 8, 2004 is 41,427,374 shares.

Transitional Small Business Disclosure Format (Check One)    Yes  ☐    No  ☒

PAINCARE HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PainCare Holdings, Inc.

Consolidated Balance Sheets

As of September 30, 2004 and December 31, 2003

	September 30, 2004 (Unaudited)	December 31, 2003 (Audited)
Assets
Current assets:
Cash	$ 5,031,783	$ 7,923,767
Accounts receivable, net	13,328,623	5,100,699
Due from shareholder	1,545,097	203,050
Note receivable	78,810	320,353
Deposits & prepaid expenses	635,506	514,957
Total current assets	20,619,819	14,062,826

Property and equipment, net	6,702,977	4,730,723
Goodwill, net	36,475,796	21,946,735
Other assets	4,532,904	2,680,665
Total assets	$68,331,496	$ 43,420,949

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$865,590	$ 639,668
Income tax payable	1,370,060	-
Interest payable	55,975	-
Current portion of notes payable	1,242,791	4,216,566
Current portion of convertible debentures	3,260,000	306,616
Current portion of capital lease obligations	935,691	578,557
Total current liabilities	7,730,107	5,741,407

Shareholder loans	70,758	-
Notes payable, less current portion	183,925	510,141
Convertible debentures, less current portion	18,180,160	10,712,000
Deferred income tax liability	1,541,300	683,300
Capital lease obligations, less current portion	2,318,465	2,300,165
Total liabilities	30,024,715	19,947,013

Stockholders’ equity:
Common stock, $.0001 par value, authorized 75,000,000 shares; issued and outstanding 31,945,234 and 26,882,597 shares	3,195	2,688
Preferred stock, $.0001 par value, authorized 10,000,000 shares; issued and outstanding -0- shares	-	-
Additional paid in capital	32,256,259	21,700,894
Retained earnings	6,035,218	1,769,393
Other comprehensive income	12,109	961
Total stockholders’ equity	38,306,781	23,473,936
Commitments
Total liabilities and stockholders’ equity	$68,331,496	$ 43,420,949

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended

September 30, 2004 and 2003

                                              For the Three Months Ended        For the Nine Months Ended

                                                           September 30,                           September 30,

	2004	2003	2004	2003
Total revenues:
Patient services	$4,668,737	$1,838,095	$12,163,284	$4,459,907
Management fees	5,792,965	2,538,322	14,275,216	6,189,117
Total revenues	10,461,702	4,376,417	26,438,500	10,649,024

Cost of sales	1,303,902	1,365,663	4,363,899	3,199,023
Gross profit	9,157,800	3,010,754	22,074,601	7,450,001

Operating expenses:
Selling, general and administrative	5,952,089	2,380,269	13,514,874	5,311,426
Depreciation expense	229,665	138,713	596,050	279,497
Amortization expense	127,894	-	264,476	-
Operating income	2,848,152	491,772	7,699,201	1,859,078

Interest expense	(523,351)	(103,290)	(1,236,367)	(350,672)
Other income	48,398	37,419	101,051	50,212
Income before income taxes	2,373,199	425,901	6,563,885	1,558,618

Provision for income taxes	831,320	65,296	2,298,060	311,724

Net income	$ 1,541,879	$ 360,605	$ 4,265,825	$1,246,894

Basic earnings per share	$ 0.05	$ 0.02	$ 0.15	$ 0.06

Basic weighted average shares outstanding	31,692,969	23,202,057	29,276,572	20,294,847

Diluted earnings per share	$ 0.04	$ 0.01	$ 0.11	$ 0.05

Diluted weighted average shares outstanding	39,265,988	30,914,362	38,721,269	27,178,754

The accompanying notes are an integral part of the consolidated financial statements

PainCare Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2004

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at June 30, 2004	31,087,027	3,109	31,081,243	4,493,339	(10,688)	35,567,003

Common stock issued for exercise of warrants	168,750	17	(17)	-	-	-

Common stock issued for exercise of options	271,250	27	67,786	-	-	67,813

Common stock retracted from Denver Pain Management acquisition consideration amendment	(467,260)	(47)	(1,274,953)	-	-	(1,275,000)

Common stock issued for acquisition of Benjamin Zolper, M.D., LLC	316,444	32	874,968	-	-	875,000

Common stock issued for conversion of convertible debentures	500,000	50	1,332,789	-	-	1,332,839

Common stock issued for payment of convertible debenture interest	69,023	7	174,443	-	-	174,450

Other comprehensive income	-	-	-	-	22,797	22,797

Net income	-	-	-	1,541,879	-	1,541,879

Balances at September 30, 2004	31,945,234	3,195	32,256,259	6,035,218	12,109	38,306,781

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months ended September 30, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income	$4,265,825	$1,246,894
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	596,050	279,497
Amortization	264,476	-
Other comprehensive income	11,148	11,659
Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(5,133,242)	(1,501,560)
Deposits and prepaid expenses	35,716	(428,493)
Other assets	(590,980)	(2,082,227)
Deferred income tax liability	858,000	311,724
Accounts payable and accrued expenses	(55,565)	(121,448)
Income tax payable	1,370,060	-
Interest payable	55,975	-
Net cash provided by (used in) operating activities	1,677,463	(2,283,954)

Cash flows from investing activities:
Purchase of property and equipment	(149,918)	(384,016)
Cash paid for earnouts	(1,583,332)	-
Cash paid for acquisitions	(7,836,900)	(3,192,568)
Cash from acquisitions	439,616	342,950
Cash used for purchase of contract rights	(757,500)	-
Net cash used in investing activities	(9,888,034)	(3,233,634)

Cash flows from financing activities:
Net proceeds from issuance of common stock , net of capital offering costs	414,183	4,402,415
Net proceeds from issuance of convertible debentures	12,299,925	-
Payments of capital lease obligations	(553,322)	17,867
Payments of convertible debentures	(1,408,466)	-
Payment of acquisition consideration payable	(3,000,000)	-
Due from / to shareholders	(1,470,614)
Net advances (payments) on notes receivable	96,356	(218,122)
Net payments on notes payable	(1,059,475)	1,132,135
Net cash provided by financing activities	5,318,587	5,334,295

Net decrease in cash	(2,891,984)	(183,293)

Cash at beginning of period	7,923,767	2,078,684
Cash at end of period	$5,031,783	$1,895,391

Supplementary disclosure of cash flow information:
Cash paid during the period for interest	$1,180,392	$350,672
Non-cash transactions:
Common stock issued for earnouts	1,124,999	-
Common stock issued for acquisitions	6,725,000	-
Common stock issued for contract rights	758,000	-
Common stock issued for debenture conversion	1,359,240	-
Common stock issued for payment of debentures	174,450	-

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

On January 17, 2004, the Company purchased from Rehab Management Group, Inc., a South Carolina based corporation (“RMG”) all rights, title and interest that RMG owns or acquires in and to all management fees, revenues, compensation and payments of any kind with respect to three electro-diagnostic management agreements with the named physician’s practice:

Name of Physician’s Practice	Purchase Price
Associated Physicians Group, Ltd., a fully integrated treatment practice	$107,500 in cash and 107,500 shares of common stock, plus contingent payments of up to $215,000 in cash and common stock if certain earnings goals are met.

Statesville Pain Associates, P.C., a North Carolina professional corporation	$375,000 in cash and 169,683 shares of common stock, plus contingent payments of up to $750,000 in cash and common stock if certain earnings goals are met.

Space Coast Pain Institute, P.C., a Florida professional corporation	$275,000 in cash and 124,434 shares of common stock, plus contingent payments of up to $550,000 in cash and common stock if certain earnings goals are met.

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

The purchase price for the non-medical assets consisted of $1,875,000 in cash, and 667,260 shares of common stock valued at $2.81 per share (or, a value of $1,875,000). The cash portion of the purchase was to be paid on December 15, 2004 subject to the satisfaction of certain conditions subsequent to closing and the stock portion of purchase has been placed in escrow and would have been released to the shareholders upon the satisfaction of certain conditions subsequent to closing. The Company was also obligated to make additional payments of up to $3,750,000 in cash and common stock if certain net earnings goals were achieved in each of the first three fiscal years following the closing. The acquisition was accounted for using the purchase method of accounting.

On August 27, 2004 we executed an addendum to the original DPM merger agreement and plan of reorganization. The addendum reduced the initial consideration to $100,000 in cash and $600,000 in common stock and increased the amount of consideration subject to the earn-out. As a result of the addendum, common stock and additional paid-in-capital were reduced on our balance sheet by $1,275,000. Further, goodwill was reduced by $3,781,083 and other net liabilities were reduced by $2,506,083. This addendum has no impact on our previously reported results of operations.

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

Effective May 1, 2004, the Company entered into a management services agreement (“MSA”) with Ben Zolper, M.D., L.L.C. (‘Zolper Practice”), a pain management physician practice located in Bangor, Maine. In accordance with the MSA, Company provided ongoing management and administrative services for $58,333 per month.

Effective July 1, 2004, the Company completed the acquisition of the Zolper Practice. The practice was acquired in a merger transaction with Ben Zolper, M.D, the sole shareholder. Dr. Zolper had no prior relationships with the Company other than the relationship created by virtue of the MSA.

The purchase price consisted of $875,000 in cash and 316,444 shares of our common stock valued at $2.7651 per share (or, a value of $875,000). The Company may also make additional payments of up to $1,750,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of the Zolper Practice from the proceeds of the $3 million Convertible Debenture offering closed in June, 2004.

Common Stock

As of November 8, 2004, the Company had 75,000,000 shares of authorized common stock with a par value of $.0001 per share of which 41,427,374 shares are issued and outstanding. The Company also has 10,000,000 preferred shares authorized none of which have been issued.

Principles of Interim Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the nine month period ended September, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003, the Company’s Form 10-QSB filed with the SEC on July 22, 2004 and the Company’s Definitive Proxy Statement Amendment filed October 13, 2004.

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

About PainCare

PainCare Holdings, Inc. (sometimes referred to herein as the "Company", "PainCare", "we" or "us") is a health care services company focused on the treatment of pain. Our subsidiaries offer pain management, minimally invasive spine surgery at out-patient surgery centers and ancillary services, including orthopedic rehabilitation, electrodiagnostic medicine and diagnostic imaging services. Our physicians are trained in specialties such as interventional pain management, orthopedics or physiatry, and utilize the latest medical technologies, clinical practices and equipment to offer cost-effective pain relief.

Our growth strategy is to acquire or enter into management agreements with profitable, well-established physician practices and expand the range of services they offer. For owned practices, we survey the acquired practice and determine whether to expand the scope of services provided by the practice, including hiring additional specialists such as physicians certified in pain management, neurosurgery, orthopedics or physiatry. Depending on the requirements of the particular managed practice, we may recommend that the practice hire additional specialists. For limited management practices, we may provide the expertise to enable the practice to itself furnish in-house physical therapy or electrodiagnostic services. With these additional resources, the physician practice itself is able to offer a broader range of services to its patient base. By providing these additional services within the practice, we believe each practice can improve clinical outcomes, shorten treatment time and improve the profitability of the practice.

In contrast to historical physician practice management business models that contemplated the implementation of common information technology systems, such as shared billing and collection, clinical data and electronic health record systems, we deploy only those resources necessary to support the growth of additional services. Changes to information technology systems are kept to a minimum, and changes to billing and collection procedures are also minimized. As a result, we strive to achieve minimal disruption in the practice’s operations while at the same time facilitating the growth of the practice from within.

We have relationships with 33 physician practices, which vary from state to state depending on regulations governing the corporate ownership of physician practices and the types of services we provide. Through our subsidiaries, we operate three types of practice arrangements:

• We employ licensed physicians in seven practices which we own;

• We have acquired the non-medical assets and we provide general management services to seven practices in states which prohibit the corporate practice of medicine; and

• We have acquired and operate three outpatient surgery centers.

We began our business in August 2000 through the reorganization of a predecessor corporation. We maintain our principal executive offices at 1030 North Orange Avenue, Suite 105, Orlando, Florida 32801. Our telephone number is (407) 367-0944. Our Internet website addresses is as follows: www.paincareholdings.com. The information on our Internet website is not incorporated by reference in this report and our website address is included in this report as a textual reference only.

Business Strategy

Our objective is to become the leading provider of specialty pain care services in North America. To grow our practices, we intend to:

•

Focus on Pain Treatment.  All of our operations to date have been specifically focused in the area of pain treatment. We intend to continue to focus on the treatment of pain through acquisition, management, and the provision of services to practices that serve the pain treatment market.

•

Deploy additional services to grow physician practices.  We intend to enhance the capacity of our practices for organic growth by increasing the range of services offered by our practices. By deploying additional physicians and equipment, we can perform in-house those necessary procedures and services that would ordinarily be referred to other providers, which we believe can result in higher quality care and increased revenues to our practices.

•

Acquire profitable, well-established physician practices.  We utilize a highly disciplined approach to evaluating acquisitions of additional practices. We have an extensive, multi-point due diligence evaluation process that we perform prior to acquisition, including such criteria as clinical quality, physician reputation, profitability and procedure and revenue growth rates. We intend to only acquire practices that we believe to be well-established with the capacity for future profitability and organic growth.

•

Utilize advanced medical technologies.  Many of our physicians are thought leaders in their respective fields, and employ the latest clinical techniques and medical technologies for the treatment of pain. We intend to support the use of new technology in pain treatment through the deployment of additional specialized physicians who are familiar with these techniques and technologies and by providing the latest, state-of-the-art equipment. For example, we deploy MedX rehabilitation equipment to orthopedic rehabilitation facilities, which has demonstrated the ability to improve patient outcomes.

•

Develop additional services to enhance practice profitability.  As the needs of our practices warrant we will develop additional programs to support their organic growth. For example, we may deploy imaging modalities such as mobile MRI equipment, or additional services such as in-office pharmaceutical dispensing, in order to provide a complete pain treatment program.

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

Our critical accounting policies and significant accounting estimates include:

Principles of Consolidation

The accompanying financial statements include the accounting of PainCare Holdings, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates seven practices in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow the Company to manage the practice. The Financial Accounting Standards Board Emerging Issues Task Force No. 97-2 states that consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. The management services agreement between the Company and the physician satisfies each of the EITF issues. The Company recognizes revenue in the consolidated financials in accordance with EITF No. 97-2. The consolidated revenue form those management practices is included in the revenue line "Management Fees" in our consolidated statement of operations.

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

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages, but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”). The Company has adopted disclosure requirements of SFAS 123, as amended by SFAS No. 148, and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company’s common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, will be charged to operations over the vesting period. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures.

Recent Accounting Pronouncements

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity” (SFAS 150) and was effective May 31, 2003 for all new and modified financial instruments and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities (or assets in some circumstances). The adoption of this rule had no impact on the Corporation’s results of operations or financial condition.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149) which is effective for hedging relationships entered into or modified after June 30, 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The adoption of this rule did not have a material impact on the Corporation’s results of operations for financial condition.

Intangible Assets

Intangible assets determined to have definite lives are amortized over their useful lives. In accordance with SFAS No. 142, if conditions exist that indicate that the carrying value may not be recoverable, we review those intangible assets with definite lives to ensure they are appropriately valued. As prescribed by generally accepted accounting principles, we do not amortize goodwill; rather it is carried on our balance sheet until it is impaired. At least annually we test net goodwill for impairment. Any determination of impairment could require a significant reduction, or the elimination, of goodwill.

Results of Operations

Set forth below is certain of our selected consolidated financial and operating information for the nine months ended September 30, 2004 and the comparable period in 2003, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

	Nine Months Ended September 30,
	(in thousands, except share and per share amounts)
	2004	2003
Total revenue	$26,439	$10,649
Gross profit	22,075	7,450
Net income	4,266	1,247
Earnings per share, basic	$0.15	$0.06
Earnings per share, diluted	$0.11	$0.05

Weighted average shares outstanding
Basic	29,276,572	20,294,847
Diluted	38,721,269	27,178,754

At September 30, 2004
(in thousands)
Working Capital	$12,890
Total Current Assets	20,620
Total Assets	68,331
Stockholders’ Equity	38,307

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues increased to $10,461,702 for the three months ended September 30, 2004 from $4,376,417 for the comparable 2003 period, representing an increase of 139%. This increase is primarily due to the acquisitions of Spine and Pain Center (SPC), Health Care Center of Tampa, Inc. (HCCT), Bone and Joint Surgical Clinic (BJSC), Kenneth M. Alo, M.D., P.A. (ALO), Denver Pain Management (DPM), Georgia Pain Physicians, P.C. and Surgery Centers (GPP/GSC), Dynamic Rehabilitation Centers, Inc. (DYN) Rick Taylor, D.O., P.A. (TAY) and Benjamin Zolper, M.D., L.L.C. (ZOL), revenues associated with the purchase of the three electrodiagnostic management agreements, and the growth of existing practices.

Gross profit increased to $9,157,800 for the three months ended September 30, 2004 from $3,010,754 for the comparable 2003 period, representing an increase of 204%. This increase is also attributed to the four acquisitions closed during the fourth quarter of 2003, five acquisitions closed during the first nine months of 2004, electrodiagnostic management agreements, and growth associated with our existing physician practices.

Operating expenses increased by $3,790,666 to $6,309,648 for the three months ended September 30, 2004 from $2,518,982 in the comparable 2003 period, representing an increase of 150%. The increase is primarily due to an additional $2,732,944 in operating expenses related to the four acquisitions closed during the fourth quarter of 2003 and the five acquisitions closed during the first nine months of 2004, approximately $581,463 of incremental overhead expense associated with the management services division and an approximate increase of $376,142 for staff and overhead expense associated with the increase in corporate infrastructure and the addition of an acquisition integration team.

Interest expense increased by $420,061 as a result of interest associated with capital raised through convertible debentures, which commenced in December 2003, February 2004 and March 2004 and July 2004.

The provision for income taxes increased to $831,320 for the three months ended September 30, 2004 compared with $65,296 for the three months ended September 30, 2003. The effective income tax rate increased to 35% from 15% due to the full utilization of prior period tax loss carry forwards.

As a result of the above changes, net income was $1,541,879 for the three months ended September 30, 2004 compared with net income of $360,605 in the comparable 2003 period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues increased to $26,438,500 for the nine months ended September 30, 2004 from $10,649,024 for the comparable 2003 period, representing an increase of 148%. This increase is primarily due to the acquisitions of Spine and Pain Center (SPC), Health Care Center of Tampa, Inc. (HCCT), Bone and Joint Surgical Clinic (BJSC), Kenneth M. Alo, M.D., P.A. (ALO), Denver Pain Management (DPM), Georgia Pain Physicians and Surgery Centers (GPP/GSC), Dynamic Rehabilitation Centers (DYN), Inc., Rick Taylor, D.O., P.A. (TAY) and Benjamin Zolper, M.D., L.L.C. (ZOL), revenues associated with the purchase of the three electrodiagnostic management agreements, and the growth of existing physician practices.

Gross profit increased to $22,074,601 for the nine months ended September 30, 2004 from $7,450,001 for the comparable 2003 period, representing an increase of 196%. This increase is also attributed to the four acquisitions closed during the fourth quarter of 2003, five acquisitions closed during the first nine months of 2004, electro-diagnostic management agreements, and growth associated with our existing physician practices.

Operating expenses increased by $8,784,477 to $14,375,400 for the nine months ended September 30, 2004 from $5,590,923 in the comparable 2003 period, representing an increase of 157%. The increase is primarily due to an additional $5,734,224 in operating costs related to the four acquisitions closed during the fourth quarter of 2003. Five acquisitions closed during the first nine months of 2004, approximately $1,785,280 of incremental overhead expense associated with the management services division and an approximate increase of $1,160,337 for staff and overhead expense associated with the increase in corporate infrastructure and the addition of an acquisition integration team.

Interest expense increased by $885,695 as a result of interest associated with capital raised through convertible debentures, which commenced in December 2003, February 2004, March 2004 and July 2004.

The provision for income taxes increased to $2,298,060 for the nine months ended September 30, 2004 compared with $311,724 for the nine months ended September 30, 2003. The effective income tax rate increased to 35% from 20% due to the full utilization of prior period tax loss carryforwards.

As a result of the above changes, net income was $4,265,825 for the nine months ended September 30, 2004 compared with net income of $1,246,894 in the comparable 2003 period.

LIQUIDITY AND CAPITAL RESOURCES ON SEPTEMBER 30, 2004 AND 2003

Cash amounted to $5,031,783 at September 30, 2004, compared to $1,895,391 as of September 30, 2003. The net cash provided by operations was $1,677,463 for the nine months ended September 30, 2004, compared to operations using $2,283,954 for the comparable period in 2003. This net increase in cash from operations is primarily due to the cash provided by acquisitions closed during the first nine months of 2004.

Cash used in investing activities was $9,888,034 for the nine months ended September 30, 2004 compared with a use of $3,233,634 in the comparable 2003 period. This increase is due to the nine acquisitions completed during this period and the purchase of three electrodiagnostic management agreements.

Cash provided from financing activities was $5,318,587 for the nine months ended September 30, 2004 compared with $5,334,295 from financing activities in the comparable 2003 period. The financing activity in 2004 is the result of the proceeds of convertible debentures.

Management believes the current cash position, including the net proceeds from our October 2004 public offering will be sufficient to provide us with capital sufficient to fund working capital needs for the next twelve months. We have significant indebtedness, as described under "Other Data." We are obligated to make $735,000 principal payments under this indebtedness in 2004, $3,835,000 in 2005 and $13,880,167 in 2006. We may not have adequate funds from operations to pay the debt when it comes due. It will be necessary, in order to expand our business, consummate acqusitions and refinance indebtedness, to raise additional capital. No assurance can be given at this time that such funds will be available, or if available will be sufficient in the near term or that future funds will be sufficient to meet growth. In the event of such developments, attaining financing under such conditions may not be possible, or even if such funds are available, the terms on which such capital may be available but may not be commercially feasible or advantageous.

OTHER DATA

We present two categories of revenue in our consolidated statement of operations: patient services and management fees. Patient services revenue consists of consolidated revenue from our seven owned practices. Management fees revenue consists of all practice revenue from our seven consolidated managed practices, and management fees and other revenues from limited management agreements where we provide limited management services and equipment under a management agreement.

We have set forth below our revenues and operating income classified by the type of service we perform as well as the expenses allocated to our corporate offices.

Nine Months Ended September 30, 2004

	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Total
Revenues	$14,311,376	$3,856,246	$8,270,878	$ -	$26,438,500
Operating Income	6,276,182	1,562,577	4,786,628	(4,926,186)	7,699,201

Three Months Ended September 30, 2004

	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Total
Revenues	$6,060,655	$1,333,928	$3,067,119	$ -	$10,461,702
Operating Income	2,755,155	501,591	1,304,552	(1,713,146)	2,848,152

Pain management revenue, expense and income are attributable to five owned and five managed practices that primarily offer physician services for pain management and physiatry. Surgery revenue, expense and income are attributable to two owned physician practices that primarily offer surgical physician services, including minimally invasive spine surgery. Ancillary services revenue, expense and income are attributable to two managed practices that primarily offer orthopedic rehabilitation and to services we provide to 19 practices under limited management agreements, including orthopedic rehabilitation, electrodiagnostic medicine and real estate services.

On December 18, 2003, we completed a private placement offering of $10 million in 7.5% convertible debentures to two institutional investors, Midsummer Investments Ltd. and Islandia, L.P. The debentures are due December 17, 2006 and are convertible by the investors at any time into shares of common stock at an adjusted fixed price of $1.90 per share. Interest on the debentures is payable in quarterly installments commencing in March 2004 in cash or stock, at our election. Interest paid in shares is based upon 90% of the market value for the shares as defined in the debentures. The investors also received warrants to purchase 1,263,316 shares of common stock. The warrants have a term of four years ending on December 17, 2007 and are exercisable at an adjusted fixed exercise price of $1.90 per share. The debentures and the warrants have full ratchet anti-dilution protection, which means that, with certain exceptions, if we issue common stock or securities convertible or exercisable for common stock, with a purchase, conversion or exercise price below the conversion price of the debentures and the exercise price of the warrants, such conversion and exercise prices are automatically reduced to the lower price. The debenture holders also have a right of first refusal to participate in future equity financings of PainCare. With certain exceptions, PainCare is not permitted to incur debt that would be senior to or pari passu with the debentures. The securities purchase agreement pursuant to which the debentures were sold provides that we shall not effect any conversion of debentures or issue any shares upon exercise of the warrants, and holder shall not have the right to convert any portion of debentures or exercise the warrants, to the extent that after giving effect to such conversion or exercise, the holder (together with the holder’s affiliates), would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to such conversion.

On March 2, 2004, we completed a $5 million private placement with Laurus Master Fund, Ltd., a private equity fund based in New York City. The financing consisted of $5 million principal amount of a secured convertible term note and warrants to purchase 450,000 shares of common stock. The note is secured by a pledge of the stock of a subsidiary of PainCare. The warrants have an exercise price of $4.24 per share for the first 200,000 shares, $4.58 per share for next 150,000 shares and $4.92 per share for the remaining shares. The warrants are exercisable until February 27, 2011. The note bears interest at a fluctuating interest rate equal at all times to the prime rate plus 2%, subject to reduction if the value weighted average price of our common stock exceeds the conversion rate by 25%. The initial interest rate on the note is 6%. The note is convertible by the investors at any time into shares of common stock at an adjusted price of $3.12 per share. We may require that the holder of the note convert its outstanding note into common stock, if the market price exceeds 120% of the conversion rate. The principal amount of the note is repayable in monthly installments, commencing as of June 1, 2004, in the initial amount of $50,000 eventually increasing to $181,667, with a final installment of $500,000 and may be paid, at our option, in cash or shares of common stock, if the market price exceeds 120% of the conversion rate. Interest on the note is payable monthly and may be paid, at our option, in cash or, subject to certain conditions, additional shares of common stock, if the market price exceeds 120% of the conversion rate. The note is subject to weighted average anti-dilution protection, which means that, with certain exceptions, if we issue common stock or securities convertible or exercisable for common stock, with a purchase, conversion or exercise price below the conversion price of the notes, such conversion price is automatically reduced by an amount that takes into account the amount of dilution caused by the lower priced securities. The securities purchase agreement for the note contains certain restrictive covenants, including with respect to the payment of dividends and the incurrence of debt. The securities purchase agreement pursuant to which the note was sold provides that we shall not effect any conversion of the note, and the holder shall not have the right to convert any portion of the note or exercise the warrants, to the extent that after giving effect to such conversion or exercise, the holder (together with the holder’s affiliates), would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to such conversion, provided that the holder has the right to waive this limitation upon at least 70 days prior written notice to us.

On March 22, 2004, we completed a second $5 million private placement with Laurus, consisting of $5 million principal amount of a secured convertible term note and warrants to purchase 550,000 shares of common stock. The warrants have an exercise price of $3.60 per share for the first 233,000 shares, $3.89 per share for next 183,000 shares and $4.18 per share for the remaining shares. The note is secured by a pledge of the stock of the same subsidiary that secures our other notes. The warrants are exercisable until March 22, 2011. The note bears interest at a fluctuating interest rate equal at all times to the prime rate plus 2%, subject to reduction if the value weighted average price of our common stock exceeds the conversion rate by 25%. The initial interest rate on the note is 6%. The note is convertible into shares of common stock at an adjusted price of $2.70 per share. The principal amount of the note is repayable in monthly installments, commencing as of July 1, 2004, in the initial amount of $50,000 eventually increasing to $181,667, with a final installment of $500,000. The conversion and other terms of the March 22, 2004 note are otherwise, substantially the same as the March 2, 2004 note.

On July 1, 2004, we completed two separate institutional private placement offerings with aggregate proceeds of $3.0 million to existing investors in us, the Laurus Master Fund, Ltd. and Midsummer Investments Ltd.

Pursuant to a securities purchase agreement with Laurus, we issued and sold to Laurus (i) $1.5 million principal amount of a secured convertible term note due June 30, 2007 and (ii) warrants to purchase 165,000 shares of common stock at an exercise price of $3.60 per share for the first 82,500 shares and $3.76 per share for the remaining shares. The warrants are exercisable until June 30, 2011. The note bears interest at a fluctuating interest rate equal at all times to the prime rate plus 2%, subject to reduction if the value weighted average price of our common stock exceeds the conversion rate by 25%. The initial interest rate on the note is 6%.

The note is convertible into shares of common stock at an adjusted price of $2.92 per share. The principal amount of the note is repayable in monthly installments, commencing as of October 1, 2004, in the initial amount of $50,000 eventually increasing to $60,000. The conversion and other terms, including anti-dilution protections, of the March 22, 2004 note are otherwise, substantially the same as the March 2, 2004 note.

Pursuant to a separate securities purchase agreement with Midsummer, we issued and sold a $1.5 million fixed price 7.5% Convertible Debenture. Midsummer also received warrants to purchase 165,000 shares of our common stock.

The 7.5% convertible debenture is due July 1, 2007 and is convertible into shares of our common stock at an adjusted price of $1.90 per share. Interest on the debenture is payable in quarterly installments commencing in September 2004 in cash or stock, at our election. The warrants issued to Midsummer have a term of four years ending on July 1, 2008 and have an adjusted exercise price of $1.90 per share. The conversion and other terms, including anti-dilution protections, are otherwise substantially the same as the December 17, 2003 debenture.

The notes and the debenture provide that if we have not obtained stockholder approval of the notes and debenture issuance in accordance with the applicable rules and regulations of the American Stock Exchange, we may not issue, upon conversion of the notes and debenture, in the aggregate, in excess of (1) 19.999% of the number of shares of common stock outstanding on the note purchase agreement dates and debenture purchase agreement date, (2) less any shares of common stock issued as payment of interest or upon exercise of the warrants issued to the holder of the notes on the original issue date pursuant to the note purchase agreements. We intend to request stockholder approval of the notes and debenture issuance at our annual meeting of stockholders which is scheduled to take place on November 12, 2004.

We have granted the holders of the notes and debentures certain demand and piggyback registration rights with respect to the common stock that is issuable upon conversion of the notes and debentures and/or exercise of the warrants, and/or issuable in payment of principal and interest on the notes and debentures. The holders of the debentures and notes have entered into lock-up agreements that generally prohibits such holders, without the prior written consent of First Albany Capital from selling, offering to sell, contracting to sell, hypothecating, pledging, granting an option to purchase or otherwise disposing of any shares of our common stock or securities convertible into or exchangeable or exercisable for common stock or any warrants or other rights to purchase common stock or such securities, for a 30 day period following October 11, 2004.

PRO FORMA FINANCIALS

Following are the summarized unaudited pro forma results of operations for the nine months ended September 30, 2004, assuming the acquisition of Benjamin Zolper, M.D., L.L.C. had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed.

Pro Forma

Consolidated Statement of Operations

Nine Months Ended September 30, 2004 (Unaudited)

	PainCare Historical	Denver Pain Management (3)	Georgia Pain Physicians & Surgery Centers (4)	Dynamic Rehabilitation Centers, Inc. (5)	Rick Taylor, D.O., P.A. (6)	Benjamin Zolper, MD, LLC (7)	Pro forma Adjustments		Pro forma
Revenues	$26,438,500	$ 897,909	$ 749,511	$ 2,271,031	$ 1,067,205	$ 671,563	$ -		$ 32,095,719

Cost of sales	4,363,899	148,520	50,394	344,613	14,086	37,819	-		4,959,331

Gross profit	22,074,601	749,389	699,117	1,926,419	1,053,118	633,744	-		27,136,388
Operating expenses:

General & adminstrative	13,514,874	385,400	613,586	1,728,980	619,592	255,298	(907,686)	(1)	16,210,045
Depreciation & amortization	860,526	-	23,400	36,735	22,707	-	-		943,368

Operating income	7,699,201	363,989	62,131	160,704	410,818	378,446	907,686		9,982,974

Interest expense	1,236,367	-	1,724	4,044	5,419	4,049	-		1,251,602
Other income	101,051	-	25,247	-	1,161	73	-		127,531

Income before taxes	6,563,885	363,989	85,654	156,660	406,560	374,470	907,686		8,858,904

Provision for income taxes	2,298,060	-	-	-	-	-	485,566	(2)	2,783,626

Net income	$ 4,265,825	$ 363,989	$ 85,654	$ 156,660	$ 406,560	$ 374,470	$ 422,120		$ 6,075,277

Basic earnings per share									$ 0.20

Basic weighted average shares outstanding									30,945,097

Diluted earnings per share									$ 0.15

Diluted weighted average shares outstanding									40,389,794

Footnotes to Unaudited Pro Forma Financial Statements:
1)	Adjustment for non-recurring general and administrative expenses.
2)	Represents the provision for income taxes at an effective tax rate of 35%.
3)	Represents the results from the period beginning on January 1, 2004 and ending on March 31, 2004.
4)	Represents the results from the period beginning on January 1, 2004 and ending on April 30, 2004.
5)	Represents the results from the period beginning on January 1, 2004 and ending on May 31, 2004.
6)	Represents the results from the period beginning on January 1, 2004 and ending on April 30, 2004.
7)	Represents the results from the period beginning on January 1, 2004 and ending on June 30, 2004.

RECENT EVENTS

On October 15, 2004, we completed a public offering of 8,000,000 shares of common stock at a purchase price of $1.90 per share. On November 5, 2004, we sold an additional 965,000 shares of our common stock to our underwriters at a purchase price of $1.90 per share. We will use the net proceeds from this offering to make acquisitions, repay capital lease obligations and for general corporate purposes.

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained or incorporated by reference in this prospectus, before you decide to buy any shares. The occurrence of any of the following risks could cause our business, results of operations and financial condition to materially suffer and the market price of our common stock to decline, and you may lose all or part of your investment in our common stock.

Risks Related to Our Business

Our limited operating history makes evaluating our future performance difficult and the challenge of operating our company without significant experience may cause our business operations and financial position to be adversely affected.

Because we have recently established our current business, you have a limited basis upon which to evaluate our ability to develop and market our services. Our business strategy is at an early stage and there is no assurance that it will be commercially viable as our business grows. Our ability to commercialize our services and generate operating profits and positive operating cash flow will depend, among other things, upon:

•	the ability of our owned practices, managed practices and limited management practices to attract and retain an adequate number of patients;

•	the ability of those practices to enter new markets and compete successfully in them;

•	our ability to manage operating expenses for those practices;

•	our ability to raise additional capital to fund our capital expenditure plans;

•	our ability to attract and retain qualified personnel; and

•	our ability to identify attractive physician practices to acquire.

Our management is challenged by the regulatory and compliance issues associated with our operations. The diversion of the attention of management, which has little experience in operating a public company, and any difficulties encountered in the process of operating a public company, could lead to possible unanticipated liabilities and costs, and further cause the disruption of our business activities. This uncertainty may adversely affect our ability to successfully or profitably manage our business.

We have recently been profitable but no assurance can be given that such profitability will continue.

For the years ended December 31, 2003 and 2002 we realized net income of $1,212,906 and $705,034 respectively. We expect to increase our spending significantly as we continue to expand our service offerings and commercialization activities. As a result, we will need to generate significant revenues in order to continue to grow our business and remain profitable.

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

There can be no assurance that physicians, medical providers or the medical community in general will accept our business strategy and adopt the strategy offered by us. The extent to which, and rate at which, these services achieve market acceptance and penetration will depend on many variables including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of these services, the advantage of these services over existing technology, and third-party reimbursement practices. There can be no assurance that the medical community and third-party payors will accept our technology. Similar risks will confront any other services developed by us in the future. Failure of our services to gain market acceptance would have a material adverse effect on our business, financial condition, and results of operations.

The success of our growth strategy depends on the successful identification, completion and integration of acquisitions.

We have acquired or entered into general management agreements with 14 physician practices and one ambulatory surgery center company since 2000 and we intend to pursue additional acquisitions and management relationships. Our future success will depend on our ability to identify and complete acquisitions and integrate the acquired businesses with our existing operations. Our growth strategy will result in significant additional demands on our infrastructure, and will place a significant strain on our management, administrative, operational, financial and technical resources, and increase demands on our systems and controls. Our growth strategy involves numerous risks, including, but not limited to:

•	the possibility that we are not able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms;

•	possible decreases in capital resources or dilution to existing stockholders;

•	difficulties and expenses incurred in connection with an acquisition;

•	the difficulties of operating an acquired business;

•	the diversion of management’s attention from other business concerns;

•	a limited ability to predict future operating results of acquired practices; and

•	the potential loss of key physicians employees and patients of an acquired practice.

In the event that the operations of an acquired practice do not meet expectations, we may be required to restructure the acquired practice or write-off the value of some or all of the assets of the acquired practice. We cannot assure you that any acquisition will be successfully integrated into our operations or will have the intended financial or strategic results.

In addition, acquisitions entail an inherent risk that we could become subject to contingent or other liabilities in connection with the acquisitions, including liabilities arising from events or conduct pre-dating our acquisition and that were not known to us at the time of acquisition. Although we conduct due diligence in connection with each of our acquisitions, this does not mean that we will necessarily identify all potential problems or issues in connection with any given acquisition, some of which could be significant.

Our failure to successfully identify and complete future acquisitions or to integrate and successfully manage completed acquisitions could have a material adverse effect on our business, financial condition and results of operations.

If we do not have sufficient additional capital to finance our growth strategy, our development may be limited.

We will need to raise additional capital in order to acquire, integrate, develop, operate and expand our affiliated physician practices. We may finance future acquisition and development projects through debt or equity financings and may use shares of our capital stock for all or a portion of the consideration to be paid in acquisitions. To the extent that we undertake these financings or use capital stock as consideration, our stockholders may, in the future, experience significant ownership dilution. To the extent we incur indebtedness, we may have significant interest expense and may be subject to covenants in the related debt agreements that affect the conduct of our business. We have convertible notes and debentures outstanding that have anti-dilution rights and limitations on incurring additional indebtedness that could limit our ability to obtain financing on favorable terms, or at all. To the extent we need to issue additional shares of common stock, our stockholders may need to authorize additional shares.

We can give you no assurances that we will be able to obtain financing necessary for our acquisition and development strategy or that, if available, the financing will be on terms acceptable to us. If we do not have sufficient capital resources, our growth could be limited and our operations impaired.

A significant portion of our assets consists of goodwill and other intangible assets and any impairment, reduction, or elimination, of these intangible assets could hurt our results of operations.

As of September 30, 2004, we had an intangible asset, net goodwill, of approximately $36.5 million, which constituted 53% of our total assets. The net goodwill reflects the amount we pay for our acquired practices in excess of their book value. Our net goodwill will increase in the future as a result of our acquisitions as we pay contingent purchase price for the acquisitions according to the terms of the respective purchase agreements. In addition, we expect to incur additional goodwill in connection with future acquisitions. As prescribed by generally accepted accounting principles, we do not amortize goodwill; rather it is carried on our balance sheet until it is impaired. At least annually we test net goodwill for impairment. Any determination of impairment could require a significant reduction, or the elimination, of goodwill, which could hurt our results of operations. Also, the effect of a prolonged downturn in our business will be exacerbated by the impairment, and resulting write-down, of goodwill related to a reduction in the value of our acquired practices.

Our cash flow and financial condition may be adversely affected by the assumption of credit risks.

Our owned, managed, and limited management practices bill their patients’ insurance carriers for services provided by the practices. By undertaking the responsibility for patient billing and collection activities, the practices assume the credit risk presented by the patient base, as well as the risk of payment delays attendant to reimbursement through governmental programs or third-party payors. If our practices are unsuccessful in collecting a substantial amount of such fees it will have a material adverse affect on our financial condition because our compensation from these practices is dependent on the practices’ collections.

Our liabilities exceed our tangible assets. If we are forced to repay our debentures and notes in cash, we may not have enough cash to fund our operations.

As of September 30, 2004, our total liabilities exceeded our tangible assets by $4,325,826. Our 7.5% convertible debentures and our secured convertible term notes contain certain provisions and restrictions, which if violated, could result in the full principal amount, $21,440,160 as of September 30, 2004, plus interest and other amounts, becoming immediately due and payable in cash on such securities. If such an event occurred and if a holder of such securities demanded repayment, we might not have the cash resources to repay such indebtedness. The debentures have a term of three years, with interest payable quarterly. Subject to certain conditions, the quarterly interest payments on the debentures may be paid, at our option, in cash or additional shares of our common stock. Our secured convertible term notes are repayable in monthly installments of principal over the three year life of the notes. Subject to certain conditions, the monthly principal and interest payments on the notes may be paid, at our option, in cash or additional shares of common stock. If we made the payments on the debentures and notes in cash rather than additional shares of common stock, it would reduce the amount of cash available to fund operations.

We rely on the services of our physicians. We may not be able to attract and retain qualified physicians we need to support our business.

Our operations are substantially dependent on the services of our practices’ physicians. With respect to our owned practices, we have employment agreements with our physicians that generally have terms of five years, but may be terminated by either party in certain circumstances. Our management agreements with our managed practices generally have a 40 year term, while our agreements with limited management practices have a 5 year term with options for two additional five year renewal terms which are exercisable at our election. These agreements may be earlier terminated under certain circumstances. Although we will endeavor to maintain and renew such contracts, in the event a significant number of physicians terminate their relationships with us, our business could be adversely affected. While our employment and management agreements contain covenants not to compete with us for a period of generally two years after termination of employment, these provisions may not be enforceable.

We compete with many types of health care providers and government institutions for the services of qualified physicians. If we are unable to attract and retain physicians, our revenues will decrease and our business will suffer.

If certain key employees were to leave, we may be unable to operate our business profitably, complete existing projects or undertake certain new projects.

Our key employees and consultants include Merrill Reuter, M.D., Peter Rothbart, M.D., Randy Lubinsky, Mark Szporka, and Ron Riewold. We have entered into employment agreements with Randy Lubinsky (Chief Executive Officer and Director), Ron Riewold (President and Director), Mark Szporka (Chief Financial Officer and Director), and Dr. Merrill Reuter (President of one of our subsidiaries and Chairman of the Board). We also have a consulting agreement with Peter Rothbart, M.D. Should the services of Dr. Reuter, Dr. Rothbart, Randy Lubinsky, Ron Riewold, or Mark Szporka or other key personnel become unavailable to us for any reason, our business could be adversely affected. There is no assurance that we will be able to retain these key individuals and/or attract new employees of the caliber needed to achieve our objectives. We do not maintain any key employee life insurance policies.

Changes associated with reimbursement by third-party payors for our services may adversely affect our operating results and financial condition.

Approximately 60% of our revenues are directly dependent on the acceptance of the services provided by our owned practices, managed practices and limited management practices as covered benefits under third-party payor programs, including PPOs, HMOs and other managed care entities. The health care industry is undergoing significant changes, with third-party payors taking measures to reduce reimbursement rates or, in some cases, denying reimbursement for previously acceptable treatment modalities. There is no assurance that third-party payors will continue to pay for the services provided by our owned practices under their payor programs or by the managed practices. Failure of third-party payors to adequately cover minimally invasive surgery or other services will have a materially adverse affect on us.

Professional liability claims could adversely impact our business.

Our owned and managed practices are involved in the delivery of health care services to the public and are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of any applicable insurance coverage. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. There can be no assurance that our owned and managed practices will not be subject to such claims, that any claim will be successfully defended or, if our practices are found liable, that the claim will not exceed the limits of our insurance. Liabilities in excess of our insurance could have a material adverse effect on us.

Our business is subject to substantial competition which could have a material impact on our business and financial condition.

The health care industry in general, and the markets for orthopedic, rehabilitation and minimally invasive surgery services in particular, are highly competitive. The practices we own or manage compete with other physicians and rehabilitation clinics, who may be better established or have greater recognition in a particular community than the physicians in these practices. These practices also compete against hospitals and large health care companies, such as HealthSouth, Inc. and U.S. Physical Therapy, Inc., with respect to orthopedic and rehabilitation services, and Symbion and AmSurg Corp, with respect to outpatient surgery centers. These hospitals and companies have established operating histories and greater financial resources than us. In addition, we expect competition to increase, particularly in the market for rehabilitation services, as consolidation of the physical therapy industry continues through the acquisition by hospitals and large health care companies of physician-owned and other privately owned physical therapy practices. We will also compete with our competitors in connection with acquisition opportunities.

Failure to obtain managed care contracts and legislative changes could adversely affect our business.

There can be no assurance that our owned or managed practices will be able to obtain managed care contracts. These practices’ future inability to obtain managed care contracts in their markets could have a material adverse effect on our business, financial condition or results of operation. In addition, federal and state legislative proposals have been introduced that could substantially increase the number of Medicare and Medicaid recipients enrolled in HMOs and other managed care plans. We derive, through these practices, a substantial portion of our revenue from Medicare and Medicaid. In the event such proposals are adopted, there can be no assurance that these practices will be able to obtain contracts from HMOs and other managed care plans serving Medicare and Medicaid enrollees. Failure to obtain such contracts could have a material adverse effect on the business, financial condition and results of operations. Even if our practices are able to enter into managed care contracts, the terms of such agreements may not be favorable to us.

Risks Related to Our Industry

The health care industry is highly regulated and our failure to comply with laws and regulations applicable to us or the owned practices, and the failure of the managed practices and the limited management practices to comply with laws and regulations applicable to them, could have an adverse effect on our financial condition and results of operations.

Our owned practices, the managed practices and the limited management practices are subject to stringent federal, state and local government health care laws and regulations. If we or they fail to comply with applicable laws, or if a determination is made that in the past we or the managed practices or the limited management practices have failed to comply with these laws, we may be subject to civil or criminal penalties, including the loss of our license or our physicians’ licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored and third-party health care programs. In addition, laws and regulations are constantly changing and may impose additional requirements. These changes could have the effect of impeding our ability to continue to do business or reduce our opportunities to continue to grow.

Periodic revisions to laws and regulations may reduce the revenues generated by the owned practices, managed practices and the limited management practices.

A significant amount of the revenues generated by our owned practices, the managed practices and the limited management practices is derived from governmental payors. These governmental payors have taken and may continue to take steps designed to reduce the cost of medical care. Private payors often follow the lead of governmental payors, and private payors have been taking steps to reduce the cost to them of medical care. A change in the makeup of the patient mix that results in a decrease in patients covered by private insurance or a shift by private payors to other payment structures could also adversely affect our business, financial condition and results of operations. If reductions in reimbursement occur, the revenues generated by the owned practices, the managed practices and the limited management practices could shrink. This shrinkage would cause a reduction in our revenues. Accordingly, our business could be adversely affected by reductions in or limitations on reimbursement amounts for medical services rendered, payor mix changes or shifts by payors to different payment structures.

Because government-sponsored payors generally pay providers based on a fee schedule, and the trend is for private payors to do the same, we may not be able to prevent a decrease in our revenues by increasing the amounts the owned practices charge for services. The same applies to the limited management practices and the managed practices. They cannot increase their charges in an attempt to counteract reductions in reimbursement for services. There can be no assurance that any reduced operating margins could be recouped through cost reductions, increased volume, and introduction of additional procedures or otherwise. We believe that trends in cost containment in the health care industry will continue to result in reductions from historical levels of per-patient revenue.

Federal and state healthcare reform may have an adverse effect on our financial condition and results of operations.

Federal and state governments have continued to focus significant attention on health care reform. A broad range of health care reform measures have been introduced in Congress and in state legislatures. It is not clear at this time what proposals, if any, will be adopted, or, if adopted, what effect, if any, such proposals would have on our business. Currently proposed federal and state legislation could have an adverse effect on our business.

Our affiliated physicians may not appropriately record or document services they provide.

Our affiliated physicians are responsible for assigning reimbursement codes and maintaining sufficient supporting documentation for the services they provide. The owned practices, managed practices and limited management practices use this information to seek reimbursement for their services from third-party payors. If these physicians do not appropriately code or document their services, our financial condition and results of operations could be adversely affected.

Unfavorable changes or conditions could occur in the geographic areas where our operations are concentrated.

A majority of our revenue in 2003 was generated by our operations in five states. In particular, Florida accounted for approximately 46% of our revenue in 2003. Adverse changes or conditions affecting these particular markets, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our financial condition and results of operations.

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

Section 1877 of Title 18 of the Social Security Act, commonly referred to as the “Stark Law”, prohibits a physician from making a referral to an entity for the furnishing of Medicare-covered “designated health services” if the physician (or an immediate family member of the physician) has a “financial relationship” with that entity. “Designated health services” include clinical laboratory services; physical and occupational therapy services; radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services (including the professional component of such diagnostic testing, but excluding procedures where the imaging modality is used to guide a needle, probe or catheter accurately); radiation therapy services and supplies; durable medical equipment and supplies; home health services; inpatient and outpatient hospital services; and others. A “financial relationship” is defined as an ownership or investment interest in or a compensation arrangement with an entity that provides designated health services. Sanctions for prohibited referrals include denial of Medicare payment and civil monetary penalties of up to $15,000 for each service ordered. Designated health services furnished pursuant to a referral that is prohibited by the Stark Law are not covered by Medicare and payments improperly collected must be promptly refunded.

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

There are several exceptions to the prohibition on referrals for designated health services which have the effect of allowing a physician that has a financial relationship with an entity to make referrals to that entity for the provision of Medicare-covered designated health services. The exception on which we rely with respect to the owned practices is the exception for employees, as all of the physicians employed in our owned practices are W-2 employees of the respective owned practices. Therefore, we believe that the physicians employed by our owned practices can refer patients to the owned practices for the provision of designated health services covered by Medicare. Nevertheless, should the owned practices fail to adhere to the conditions of the employment exception, or if a regulator determines that the employees or the employment relationship do not meet the criteria of the employment exception, the owned practices would be liable for violating the Stark Law, which could have a material adverse effect on us. We believe that our relationships with the managed practices and the limited management practices, respectively, do not trigger the Stark Law. Nevertheless, if a regulator were somehow to determine that these relationships are subject to the Stark Law, and that the relationships do not meet the conditions of any exception to the Stark Law, such failure would have a material adverse effect on us.

The referral of Medicare patients by physicians employed by or under contract with the managed practices and the limited management practices, respectively, to their respective practices, however, does trigger the Stark Law. We believe, nevertheless, that the in-office ancillary exception to the Stark Law has the effect of permitting these physician members of the respective managed practices and limited management practices to refer patients to their respective group practice for the provision by the respective group practice of Medicare-covered designated health services. If the managed practices or limited management practices were found not to comply with the terms of the in-office ancillary exception, they cannot properly bill Medicare for the designated health services provided by them. In such an event, our business could be materially adversely affected because the revenues we generate from these practices is dependent, at least in part, on the revenues or profits generated by those practices.

Regulatory authorities could assert that our owned practices, the managed practices or the limited management practices, or the contractual arrangements between us and the managed practices or the limited management practices, fail to comply with state laws analogous to the Stark Law. In such event, we could be subject to civil penalties and could be required to restructure or terminate the contractual arrangements.

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

Regulatory authorities or other persons could assert that our relationships with our owned practices, the managed practices or the limited management practices fail to comply with the anti-kickback law. If such a claim were successfully asserted, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. If we were subject to penalties or are unable to successfully restructure the relationships to comply with the Anti-Kickback Statute it would have an adverse effect on our financial condition and results of operations.

The anti-kickback provisions of the Social Security Act prohibit anyone from knowingly and willfully (a) soliciting or receiving any remuneration in return for referrals for items and services reimbursable under most federal health care programs; or (b) offering or paying any remuneration to induce a person to make referrals for items and services reimbursable under most federal health care programs, which we refer to as the “Anti-Kickback Statute” or “Anti-Kickback Law”. The prohibited remuneration may be paid directly or indirectly, overtly or covertly, in cash or in kind.

Violation of the Anti-Kickback Statute is a felony, and criminal conviction results in a fine of not more than $25,000, imprisonment for not more than five years, or both. Further, the Secretary of the Department of Health and Human Services has the authority to exclude violators from all federal health care programs and/or impose civil monetary penalties of $50,000 for each violation and assess damages of not more than three times the total amount of remuneration offered, paid, solicited or received.

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

We receive fees under our agreements with the managed practices and the limited management practices for management and administrative services and equipment and supplies. We do not believe we are in a position to make or influence referrals of patients or services reimbursed under Medicare, Medicaid or other governmental programs. Because the provisions of the Anti-Kickback Statute are broadly worded and have been broadly interpreted by federal courts, however, it is possible that the government could take the position that we, as a result of our ownership of the owned practices, and as a result of our relationships with the limited management practices and the managed practices, will be subject, directly and indirectly, to the Anti-Kickback Statute.

With respect to the managed practices and the limited management practices, we contract with the managed practices to provide general management services and limited management services, respectively. In return for those services, we receive compensation. The OIG has concluded that, depending on the facts of each particular arrangement, management arrangements may be subject to the Anti-Kickback Statute. In particular, an advisory opinion published by the OIG in 1998 (98-4) concluded that in a proposed management services arrangement where a management company was required to negotiate managed care contracts on behalf of the practice, the proposed arrangement could constitute prohibited remuneration where the management company would be reimbursed for its costs and paid a percentage of net practice revenues.

Our management agreements with the managed practices and the limited management practices differ from the management agreement analyzed in Advisory Opinion 98-4. Significantly, we believe we are not in a position to generate referrals for the managed practices or the limited management practices. In fact, our management agreements do not require us to negotiate managed care contracts on behalf of the managed practices or the limited management practices, or to provide marketing, advertising, public relation services or practice expansion services to those practices. Because we do not undertake to generate referrals for the managed practices or the limited management practices, and the services provided to these practices differ in scope from those provided under Advisory Opinion 98-4, we believe that our management agreements with the managed practices and limited management practices do not violate the Anti-Kickback Statute. Nevertheless, although we believe we have structured our management agreements in such a manner as not to violate the Anti-Kickback Statute, we cannot guarantee that a regulator would not conclude that the compensation to us under the management agreements constitutes prohibited remuneration. In such an event, our operations would be materially adversely affected.

The relationship between the physicians employed by the owned practices and the owned practices is subject to the Anti-Kickback Statute as well because the employed physicians refer Medicare patients to the owned practices and the employed physicians receive compensation from the owned practices for services rendered on behalf of the owned practices. Nevertheless, we have tried to structure our arrangements with our physician employees to meet the employment Safe Harbor. Therefore, it is our position that the owned practices’ arrangements with their respective employed physicians do not violate the Anti-Kickback Statute. Nevertheless, if the relationship between the owned practices and their physician employees is determined not to be a bona fide employment relationship, this could have a material adverse effect on us.

Our agreements with the limited management practices may also raise different Anti-Kickback concerns, but we believe that our arrangements are sufficiently different from those deemed suspect by the OIG so as not to violate the law. In April of 2003, the OIG issued a Special Advisory Bulletin where the OIG addressed contractual arrangements where a health care provider in one line of business (“Owner”) expands into a related health care business by contracting with an existing provider of a related item or service (“Manager”) to provide the new item or service to the Owner’s existing patient population. In those arrangements, the Manager not only manages the new line of business, but may also supply it with inventory, employees, space, billing and other services. In other words, the Owner contracts out substantially the entire operation of the related line of business to the Manager, receiving in return the profits of the business as remuneration for its federal program referrals to the Manager.

According to the OIG, contractual joint ventures have the following characteristics: (i) the establishment of a new line of business; (ii) a captive referral base; (iii) the Owner lacks business risk; (iv) the Manager is a would be competitor of the Owner’s new line of business; (v) the scope of services provided by the Manager is extremely broad, with the manager providing: day to day management; billing; equipment; personnel; office space; training; health care items, supplies and services; (vi) the practical effect of the arrangement is to enable the Owner to bill insurers and patients for business otherwise provided by the Manager; (vii) the parties agree to a non-compete clause barring the Owner from providing items or services to any patient other than those coming from the Owner and/or barring the Manager from providing services in its own right to the Owner’s patients.

We have attempted to draft our agreements with the limited management practices in a manner that takes into account the concerns in the Special Advisory Bulletin. Specifically, under our arrangements, the limited management practice takes business risk. It is financially responsible for the following costs: the space required to provide the services; employment costs of the personnel providing the services and intake personnel; and billing and collections. We do not reimburse the limited management practice for any of these costs. We, provide solely equipment, supplies and our management expertise. In return for these items and services, we receive a percentage of the limited management practice’s collections from the services being managed by us. Consequently, we believe that the limited management practice is not being compensated for its referrals.

Although we believe that our arrangements with the limited management practices do not run afoul of the Anti-Kickback Statute for the reasons specified above, we cannot guarantee that our arrangements will be free from scrutiny by the OIG or that the OIG would not conclude that these arrangements violate the Anti-Kickback Statute. In the event the OIG were to conclude that these arrangements violate the Anti-Kickback Statute, this would have a material adverse effect on us.

State regulatory authorities or other parties may assert that we are engaged in the corporate practice of medicine. If such a claim were successfully asserted, we could be subject to civil, and perhaps criminal, penalties and could be required to restructure or terminate the applicable contractual arrangements. This result, or our inability to successfully restructure our relationships to comply with these statutes, could jeopardize our business and results of operations.

Many states in which we do business have corporate practice of medicine laws which prohibit us from exercising control over the medical judgments or decisions of physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into management agreements with managed practices and limited management practices. Under those agreements, we provide management and other items and services to the practices in exchange for a service fee. We structure our relationships with the practices in a manner that we believe keeps us from engaging in the corporate practice of medicine or exercising control over the medical judgments or decisions of the practices or their physicians. Nevertheless, state regulatory authorities or other parties could assert that our agreements violate these laws.

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

The laws of many states prohibit physicians from splitting fees with non-physicians (or other physicians). These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. The relationship between us on the one hand, and the managed practices and limited management practices, on the other hand, may raise issues in some states with fee splitting prohibitions. Although we have attempted to structure our contracts with the managed practices and the limited management practices in a manner that keeps us from violating prohibitions on fee splitting, state regulatory authorities or other parties may assert that we are engaged in practices that constitute fee-splitting, which would have a material adverse effect on us.

Our use and disclosure of patient information is subject to privacy regulations.

Numerous state, federal and international laws and regulations govern the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules, or HIPAA. In the provision of services to our patients, we may collect, use, maintain and transmit patient information in ways that may or will be subject to many of these laws and regulations. The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions, or Transactions Rule; the Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule; and the Health Insurance Reform; Security Standards, or Security Rule. The respective compliance dates for these rules for most entities were and are October 16, 2002, April 16, 2003 and April 21, 2005. HIPAA applies to covered entities, which include most health care providers that will contract for the use of our services. HIPAA requires covered entities to bind contractors to comply with certain burdensome HIPAA requirements. Other federal and state laws restricting the use and protecting the privacy of patient information also apply to us, either directly or indirectly.

The HIPAA Transactions Rule establishes format and data content standards for eight of the most common health care transactions. When we perform billing and collection services for our owned practices or managed practices we may be engaging in one or more of these standard transactions and will be required to conduct those transactions in compliance with the required standards. The HIPAA Privacy Rule restricts the use and disclosure of patient information, requires covered entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically. We may be required to make costly system purchases and modifications to comply with the HIPAA requirements that will be imposed on us and our failure to comply may result in liability and adversely affect our business.

Federal and state consumer protection laws are being applied increasingly by the Federal Trade Commission, or FTC, and state attorneys general, to regulate the collection, use and disclosure of personal or patient information, through websites or otherwise, and to regulate the presentation of website content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access.

Numerous other federal and state laws protect the confidentiality of private information. These laws in many cases are not preempted by HIPAA and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity and liability. Other countries also have, or are developing, laws governing the collection, use and transmission of personal or patient information and, if applicable, these laws could create liability for us or increase our cost of doing business.

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

Risks Related to Our Common Stock

Because we use our common stock as consideration for our acquisitions, your interest in our company will be significantly diluted. In addition, if the investors in our recent financings convert their debentures and notes or exercise their warrants, or if we elect to pay principal and/or interest on the debentures and notes with shares of our common stock or anti-dilution rights in these securities are triggered, you will experience significant dilution.

We have used, and we expect in the future to use, our common stock as consideration for our acquisitions. In addition, a significant amount of our acquisitions’ purchase price is contingent upon future performance. We expect to issue a significant amount of our common stock to pay contingent purchase prices for previous acquisitions. In addition, because the value of the stock we issue as payment of contingent consideration is not fixed, to the extent our stock price decreases your interest in our company will be even more diluted by the payment of contingent consideration.

To the extent that our outstanding debentures and notes are converted or the warrants that were issued with such securities are exercised, a significantly greater number of shares of our common stock will be outstanding and the interests of our existing stockholders will be substantially diluted. In addition, if we complete a financing at a price per share that is less than the conversion price of our debentures and notes, the conversion price of our debentures and notes and the exercise price of the warrants issued with such securities will be reduced to the financing price. We cannot predict whether or how many additional shares of our common stock will become issuable as a result of these provisions. Hence, such amounts could be substantial. Additionally, we may elect to make payments of principal of and interest on the debentures and the notes in shares of our common stock, which could result in increased downward pressure on our stock price and further dilution to our existing stockholders.

Revised corporate governance requirements of the American Stock Exchange will require our management to expend additional time and resources. In addition, we may not be able to attract and retain qualified board of director candidates as required by the revised American Stock Exchange corporate governance rules.

We must comply with the revised corporate governance requirements of the American Stock Exchange before July 31, 2005, at the latest. These requirements will obligate us to implement additional corporate governance practices. These new rules and regulations will increase our legal and financial compliance costs, and make some activities more difficult, time-consuming and costly.

In addition, the new requirements will necessitate changes in our board of directors and board committees. For example, in order to comply with the requirements that all members of the audit and compensation committees be independent, the Chairman of our audit committee, our Chief Financial Officer Mark Szporka, and the Chairman of our compensation committee, our Chief Executive Officer Randy Lubinsky, will have to be replaced by independent directors. Also, the new American Stock Exchange rules require that our board of directors be comprised of at least 50% independent directors. Currently, only three out of eight of our directors are independent. If all nominees to the board are elected at our annual meeting of stockholders to be held on November 12, 2004, five out of ten of our directors will be independent. See “Management”.

Future sales of our common stock in the public market, including sales by our stockholders with significant holdings, may depress our stock price.

Most of our outstanding shares of common stock are freely tradable. In 2004, we filed registration statements registering the resale of 49,376,123 shares, which includes shares issuable upon conversion of convertible notes and debentures, upon exercise of options and warrants and shares that are issuable pursuant to the earnout provisions of various business acquisitions. The market price of our common stock could drop due to sales of a large number of shares or the perception that such sales could occur, including sales or perceived sales by our directors, officers or principal stockholders. These factors also could make it more difficult to raise funds through future offerings of common stock.

There is a limited market for our common stock and the market price of our common stock has been volatile.

There is a limited market for our common stock. There can be no assurance that an active trading market for the common stock will be developed or maintained. Historically, the market prices for securities of companies like us have been highly volatile. In fact, since January 1, 2002, our common stock price has ranged from a low $0.12 to a high of $4.00 (as determined on a reverse-split basis). The market price of the shares could continue to be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares, announcements of potential business acquisitions, and changes in general market conditions.

We do not expect to pay dividends.

Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors. The Board of Directors is not expected to declare dividends or make any other distributions in the foreseeable future, but instead intends to retain earnings, if any, for use in business operations. In addition, the securities purchase agreement for our convertible notes contains restrictions in the payment of dividends. Accordingly, investors should not rely on the payment of dividends in considering an investment in our Company.

Control by management will limit the ability of other stockholders to have any influence on the operation of our business.

Officers and directors of PainCare and its subsidiaries hold shares of common stock representing approximately 20.2% of the outstanding shares entitled to vote on matters presented to our stockholders. Our management will therefore exercise significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may delay or prevent a change of control of us, even if such change of control would benefit our other stockholders.

Provisions of Florida law and our charter documents may hinder a change of control and therefore depress the price of our common stock.

Our articles of incorporation, our bylaws and Florida law contain provisions that could have the effect of delaying, deferring or preventing a change in control of us by various means such as a tender offer or merger not approved by our board of directors. These provisions may have the effect of discouraging, delaying or preventing a change in control or an unsolicited acquisition proposal that a stockholder might consider favorable, including a proposal that might result in the payment of a premium over the market price for the shares held by stockholders. These provisions may also entrench our management by making it more difficult for a potential acquirer to replace or remove our management or board of directors.

FORWARD-LOOKING STATEMENTS

This report contains  “forward-looking” statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “intend,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. Variations on those or similar words, or the negatives of such words, also may indicate forward-looking statements.

These forward-looking statements, which may include statements regarding our future financial performance or results of operations, including expected revenue growth, cash flow growth, future expenses, future operating margins and other future or expected performance, are subject to the following risks:

•	the acquisition of businesses or the launch of new lines of business, which could increase operating expenses and dilute operating margins;

•	the inability to attract new patients by our owned practices, the managed practices and the limited management practices;

•	increased competition, which could lead to negative pressure on our pricing and the need for increased marketing;

•	the inability to maintain, establish or renew relationships with physician practices, whether due to competition or other factors;

•	the inability to comply with regulatory requirements governing our owned practices the managed practices and the limited management practices;

•	that projected operating efficiencies will not be achieved due to implementation difficulties or contractual spending commitments that cannot be reduced; and

•	to the general risks associated with our businesses.

In addition to the risks and uncertainties discussed above you can find additional information concerning risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements in this report under the section “Risk Factors.” The forward-looking statements contained in this report represent our judgment as of the date of this report, and you should not unduly rely on such statements.

Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. However, we acknowledge our obligation to disclose material developments related to previously disclosed information. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in the filing may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements

ITEM 3. CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial and accounting officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)

Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

On July 12, 2004, the Company completed the acquisition of the outstanding capital stock of Benjamin Zolper, M.D., L.L.C., a pain management practice located in Bangor, Maine. The Company paid combined consideration of $875,000 in cash and delivered 316,444 shares of its common stock valued at $2.7651 per share.

On August 27, 2004, the Company entered into an addendum with Denver Pain Management whereby the initial consideration to be paid to the shareholders was reduced from $3,750,000 to $700,000 of which $100,000 was paid in cash and the balance of $600,000 has been delivered to the shareholders in the form of 200,000 shares of common stock valued at $3.00 per share. The original initial consideration, paid on May 11, 2004, included 667,260 shares of common stock has been revoked as part of this addendum and such shares were returned to the treasury of the Company.

Between July 1, 2004 and September 30, 2004 there were 271,250 common stock shares issued for the exercise of vested stock options.

Between July 1, 2004 and September 30, 2004 a total of 168,750 common stock shares were issued for the exercise of vested warrants.

Between July 1, 2004 and September 30, 2004 a total of 69,023 common stock shares were issued for the payment of convertible debenture interest due to Midsummer Investment, Ltd. and Islandia, L.P.

    Between July 1, 2004 and September 30, 2004 a total of 500,000 common stock shares were issued for the conversion of convertible debenture principal by Midsummer Investment, Ltd. and Laurus Master Fund, Ltd.

On October 15, 2004, we completed a public offering of 8,000,000 shares of common stock at a purchase price of $1.90 per share. On November 5, 2004, we sold an additional 965,000 shares of our common stock to our underwriters at a purchase price of $1.90 per share. We will use the net proceeds from this offering to make acquisitions, repay capital lease obligations and for general corporate purposes.

Item 3. Defaults Upon Senior Securities

 NONE

Item 4. Submission of Matters to a Vote of Security Holders

 NONE

Item 5. Other Information

 NONE

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit Index

No.	Description
31.1	Certification of Chief Executive Officer of PainCare Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial and Accounting Officer of PainCare Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1

Certifications of Chief Executive Officer and Chief Financial and Accounting Officer of PainCare Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

A Form 8-K was filed by the Company with the SEC on July 1, 2004

Two Form 8-K's were filed by the Company with the SEC on July 7, 2004

A Form 8-K was filed by the Company with the SEC on July 13, 2004

A Form 8-K was filed by the Company with the SEC on July 16, 2004

A Form 8-K was filed by the Company with the SEC on August 6, 2004

A Form 8-K was filed by the Company with the SEC on August 12, 2004

A Form 8-K was filed by the Company with the SEC on August 23, 2004

Two Form 8-K/A's were filed by the Company with the SEC on August 30, 2004

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PainCare Holdings, Inc.

Date: November 9, 2004	/s/ Randy A. Lubinsky
Randy A. Lubinsky
Chief Executive Officer

Date: November 9, 2004	/s/ Mark Szporka
Mark Szporka
Chief Financial & Accounting
Officer