Form 10KSB
period 2004-12-31
PAINCARE HOLDINGS INC
filed 2005-03-16
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to _______________

Commission file number: 1-14160

PAINCARE HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida                              06-1110906

(State or other jurisdiction of incor-

     (I.R.S. Employer

poration or organization)                      Identification Number)

1030 N. ORANGE AVENUE, SUITE 105

ORLANDO, FLORIDA

          32801

(Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code:  (407) 367-0944

Common Stock, $.0001 par value

(Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X

No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 29.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

The Registrant's revenues for the year ended December 31, 2004 were $37,961,673.

As of March 9, 2005, the aggregate market value of the voting and non-voting common equity of the  Registrant based upon the last sale price of $3.94 for such common stock as quoted by the American Stock Exchange (symbol "PRZ") held by non-affiliates of the Registrant was approximately $141,985,280.

As of March 9, 2005, there were 44,664,077 shares of the common stock of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The description in this Report relating to the contents of any agreements or other documents are qualified in their entirety by reference to those documents, copies of which are filed with this Report or otherwise filed with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

The terms “PainCare,” “Company,” “we,” “our,” and “us” refer to PainCare Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

This annual report contains and may incorporate by reference “forward-looking” statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “intend,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. Variations on those or similar words, or the negatives of such words, also may indicate forward-looking statements.

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

In addition to the risks and uncertainties discussed above you can find additional information concerning risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements in this annual report under the section “Risk Factors.”  The forward-looking statements contained in this annual report represent our judgment as of the date of this annual report, and you should not unduly rely on such statements.

Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this annual report.  In light of these risks and uncertainties, the forward-looking events and circumstances discussed in the filing may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ii

iii

PART I

Item 1.   Description of Business

Overview

PainCare Holdings, Inc. is a health care services company focused on the treatment of pain. Our subsidiaries offer pain management, minimally invasive spine surgery at outpatient surgery centers and ancillary services, including orthopedic rehabilitation, electrodiagnostic medicine and diagnostic imaging services. Our physicians are trained in specialties such as interventional pain management, orthopedics or physiatry, and utilize the latest medical technologies, clinical practices and equipment to offer cost-effective pain relief.

Our growth strategy is to acquire or enter into management agreements with profitable, well-established physician practices and expand the range of services they offer. For owned practices, we survey the acquired practice and determine whether to expand the scope of services provided by the practice, including hiring additional specialists such as physicians certified in pain management, neurosurgery, orthopedics or physiatry. Depending on the requirements of the particular managed practice, we may recommend that the practice hire additional specialists. For limited management practices, we may provide the expertise to enable the practice to itself furnish in-house physical therapy, electrodiagnostic services or intra articular joint services (a technologically advanced, non-operative knee treatment protocol). With these additional resources, the physician practice itself is able to offer a broader range of services to its patient base. By providing these additional services within the practice, we believe each practice can improve clinical outcomes, shorten treatment time and improve the profitability of the practice.

We have relationships with 37 physician practices, which vary from state to state depending on regulations governing the corporate ownership of physician practices and the types of services we provide. Through our subsidiaries, we operate three types of practice arrangements:

•

We employ licensed physicians in seven practices which we own;

•

We have acquired the non-medical assets and we provide general management services to eight physician practices in states which prohibit the corporate practice of medicine; and

•

We provide limited management services to 22 physician practices in areas such as in-house physical therapy and electrodiagnostic services.

We have acquired and operate three outpatient surgery centers.

We began our business in August 2000 through the reorganization of a predecessor corporation. The Company maintains its principal executive offices at 1030 N. Orange Avenue, Suite 105, Orlando, Florida 32801. Our telephone number is (407) 367-0944. Our Internet website addresses is as follows: www.paincareholdings.com

Recent Developments

Acquisitions

We have completed fifteen acquisitions since our founding in 2000, including the following six acquisitions completed since January 1, 2004:

Name and Nature of Business	Effective Date of Purchase	Purchase Price
Denver Pain Management P.C., a pain management practice located in Colorado	April 29, 2004	$100,000 in cash and 200,000 shares of common stock, plus contingent payments of up to $6,800,000 in cash and common stock if certain performance goals are met.

Georgia Pain Physicians & Georgia Surgical Centers, Inc., a pain management practice and three surgery centers located Georgia	May 25, 2004	$1,125,000 in cash and 462,344 shares of common stock, plus contingent payments of up to $2,250,000 in cash and common stock if certain performance goals are met.

Dynamic Rehabilitation Centers, an orthopedic rehabilitation practice located in Michigan	June 1, 2004	$2,250,000 in cash and 927,414 shares of common stock, plus contingent payments of up to $4,500,000 in cash and common stock if certain performance goals are met.

Rick Taylor, D.O., P.A., a pain management practice located in Texas	June 7, 2004	$1,875,000 in cash and 761,545 shares of PainCare’s common stock, plus contingent payments of up to $3,750,000 in cash and common stock if certain performance goals are met.

Ben Zolper, M.D.,LLC. d/b/a Northeast Pain Management, a pain management practice located in Maine	July 1, 2004	$875,000 in cash and 316,444 shares of common stock, plus contingent payments of up to $1,750,000 in cash and common stock if certain performance goals are met.

The Center for Pain Management, LLC, a pain management practice located in Maryland	December 1, 2004	$6,375,000 in cash and 3,687,500 shares of PainCare’s common stock, plus contingent payments of up to $13,750,000 in cash and common stock if certain performance goals are met.

Industry Background

Acute and Chronic Pain

According to a joint monograph published by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) and the National Pharmaceutical Council, each year an estimated 25 million Americans experience acute pain due to injury or surgery and another 50 million suffer chronic pain. As the “baby boom” population ages, the number of people who will require treatment for pain from back disorders, degenerative joint diseases, rheumatologic conditions, visceral diseases and cancer is expected to rise. Inadequate control of pain interferes with the pain sufferer’s ability to carry out activities of daily living, and may result in psychological impairment as well. According to the same source, the annual cost to Americans of pain suffering is estimated at $100 billion each year.

Depending on the nature of the underlying disorder, the type of pain, severity and frequency of occurrence can vary widely. Common types of acute pain are associated with illnesses, surgical procedures, injuries, burns, or obstetrical pain related to labor and delivery. Common types of chronic pain include back pain, often localized in the lower back or neck regions, arthritis pain and headache or migraine. Chronic pain is also associated with degenerative diseases such as cancer.

Clinical awareness of the need for pain management has been increasing in recent years. In 1996, the American Pain Society proposed that pain was the fifth vital sign, in addition to pulse, blood pressure, body temperature and respiration, and the Veterans Health Administration has adopted pain as the fifth vital sign in their national pain management strategy. In 2001, JCAHO published standards that incorporated pain management into the standards for accredited health care providers. The JCAHO standards stress patients’ rights to appropriate assessment and management of pain, and require the treatment of pain along with the underlying disease or disorder. As a result, we believe that pain management is growing in significance as a medical specialty, which will result in an increased demand for pain treatment.

Clinical Approaches to Pain Treatment

The standard of care for treatment of chronic or acute pain may vary greatly depending on the underlying cause of the patient’s pain. A patient who is suffering from pain generally receives a clinical assessment, including a review of the patient’s medical history, to attempt to determine the cause of the patient’s pain.

Diagnosis. To assist in determining the pain’s origin, the physician may employ one or more imaging modalities, such as x-ray, computed tomography or CT scan, or magnetic resonance imagery or MRI. In addition, the physician may order an electrodiagnostic medical consultation, which can be helpful to establish an accurate diagnosis of a clinical problem that suggests neuromuscular disorder. Electrodiagnosis involves the placement of electrodes in proximity to the patient’s nervous system, and the application of electrical pulses that stimulate nerve function. By identifying those nerves that are generating the pain response, the physician can more accurately determine the cause of the patient’s pain and determine the appropriate treatment.

Pain Management. Pain management has emerged as a separate specialty in medicine. Methods used to treat chronic or acute pain are continually evolving. Some of the more common approaches to the treatment of pain include the following:

•

Analgesics. Pharmaceutical treatments for pain include nonopioid analgesics, including nonsteriodial anti-inflammatory drugs, or NSAIDS, such as aspirin and acetaminophen, opioid analgesics, such as morphine, and other drugs that have analgesic properties that are useful in treating pain, such as certain antiepileptic and antidepressant drugs;

•

Diagnostic Injection. Injection of anesthetics and anti-inflammatory agents directly into the area surrounding the pain generating nerve can relieve pain symptoms and often allow the nerve area to heal and repair itself. These injections, often referred to as “epidural or facet blocks,” allow the pain specialist to identify the specific anatomic structure that is generating the pain response;

•

Implantable Pumps. Implantable pain pumps are devices inserted in the patient’s body that deliver a constant dose of anesthetic to a particular region of the body. The pain specialist can alter the level of anesthetic delivered depending on patient need. Implantable pumps are often used to treat cancer pain or severe back pain;

•

Neuromodulation Devices. Neuromodulation devices such as implantable stimulators or pumps are used to treat chronic pain by altering nervous system activity either electrically or pharmacologically; and

•

Radio Frequency Nerve Ablation. RF Nerve Ablation is a procedure used to temporarily deactivate minor nerves around the spine by heating surrounding tissue with a special probe to deactivate the pain generating nerve fibers.

Orthopedic Rehabilitation. One of the most frequent causes of chronic pain is injury or disease affecting the spine. Orthopedic rehabilitation is often the first approach to the treatment of back pain, and is frequently used following surgical treatment to post-operatively restore the patient’s muscle function. Depending on the underlying cause of the patient’s back pain and its severity, the physician may recommend orthopedic rehabilitation, which may include:

•	Hot and cold packs;

•	Electric stimulation or electrotherapy;

•	Massage;

•	Exercise;

•	Ultrasound therapy; and

•	Physical therapy sessions, utilizing specialized orthopedic rehabilitation equipment.

Inpatient Spine Surgery. If the patient does not respond to orthopedic rehabilitation, or if the extent of the disease or injury is too great, the physician may elect surgical treatment for back pain. Traditional surgical treatments for back pain include surgeries such as:

•	Spinal Fusion, which involves fusing one or more vertebrae together using screws, rods or grafts;

•	Anterior discectomy, which involves removal of a spinal disc;

•	Anterior corpectomy, which involves removing a portion of the entire vertebra or disc; and

•	Laminectomy, where a portion of the entire vertebra is removed to repair a disc, access the spinal cord or relieve degeneration of the spine.

These techniques are typically performed in an inpatient hospital setting, and involve exposing a large area of the patient’s spine. Following the operation, a long recovery period with extensive rehabilitation is typically required.

Minimally Invasive Surgery. In contrast to traditional open surgery approaches, minimally invasive surgery techniques have been developed that require only a small incision and the use of endoscopic instruments to perform the operation. Some of the minimally invasive surgical treatments for back pain include:

•	Discogram, a diagnostic procedure that involves injecting a dye into the disc of the spine, and using an x-ray to determine whether the disc has been damaged;

•

Intra-Discal Electro-Thermal Annuloplasty or IDET, which is used to treat patients with pain due to disc herniations in the lower back. Using an x-ray for guidance, a small thermal catheter is inserted into the herniated disc and gradually heated, raising the temperature inside the disc. The heat contracts and thickens the protein of the disc wall as well as deactivating many of the nerve endings responsible for the pain in the damaged disc;

•	Percutaneous Discectomy, which employs a mechanical or laser-based probe inserted into a herniated spinal disc, which removes material from the disc to relieve pressure and associated pain;

•

Nucleoplasty, for the treatment of pain from mildly herniated discs causing pressure on adjacent nerve roots. Using an x-ray for guidance, a needle and specialized device are inserted into the herniated disc applying heat to remove the excess tissue and seal the disc; and

•

Kyphoplasty, which is used to treat vertebral compression fractures associated with osteoporosis. Again using an x-ray for guidance, the bone is drilled and a balloon is inserted and inflated in the fracture area. The space created by the balloon is filled with orthopedic cement, binding the fracture and relieving pain.

We believe that there are many advantages to minimally invasive surgery over traditional open surgery, including shorter time involved, reduced cost and faster patient recovery and return to normal activities.

Growth of Existing Practices

To grow revenue, we assist our owned and managed practices with the addition of selected specialty physicians and treatment services. This permits the practice to offer in- house additional services that would previously be referred out to other providers. As a result, we believe that the treating physician is better able to monitor the patient, and respond to any specific treatment needs more rapidly and effectively than if the patient were using an outside provider. We believe that this approach results in the opportunity for improved clinical outcomes, shortened treatment times and increased revenue to the physician practice.

In our experience, physicians operating high-growth, busy practices often have limited time and resources to evaluate the potential impact of the deployment of additional services and equipment. Even if the physician has obvious demand for additional services, it can be time-consuming and costly to locate, qualify, negotiate with and incorporate into the existing practice additional specialists. Further, the time and resources required to physically expand the practice, through purchase or lease of additional real estate, design and construction of new facilities, and the acquisition and deployment of capital-intensive equipment are often significant barriers to growth for the practicing physician. Our approach is to relieve the physician of the administrative burdens associated with expanding the practice, which we believe allows the physician to focus more effectively on patient care, while creating opportunities for the physician’s practice to support organic growth.

Additional Physician Services

Depending on the size, growth profile and type of physician practice, we may deploy additional specialists certified in pain management, neurosurgery, orthopedics or physiatry. For example, with regard to an existing orthopedic surgery practice, we may add an additional spine surgeon to handle additional patients, and deploy an interventional pain management specialist to perform pain management procedures. Our objective is to offer complementary services to the physicians existing patient bases based on current trends.

We currently own and operate three outpatient surgery centers which are located within physician offices. By providing these centers within the physician office, we are able to charge a technical fee for procedures performed on our premises, in addition to the professional fee charged by the physician. As needed, we will construct outpatient surgery centers or individual procedure rooms within our practice offices to enable outpatient procedures to be performed. We believe that such facilities are well suited to pain management and minimally invasive surgical procedures, and represent a lower-cost alternative to inpatient or dedicated surgery center facilities.

Ancillary Services

Orthopedic Rehabilitation Services. We have a program for the deployment of orthopedic rehabilitation services to the physician practice that facilitates advanced strength testing and restoration of function within the physician office environment. As needed, we will establish an in-house, fully staffed and provisioned rehabilitation clinic, with additional physiatrists, physical therapists or technicians as practice requirements dictate. We provide all supplies and equipment necessary for the operation of the clinic including state-of-the-art MedX equipment. MedX equipment has been clinically and academically demonstrated to be efficacious in rehabilitating patients. We believe that by providing orthopedic rehabilitation services in-house, the physician is better able to monitor the patient’s progress toward recovery, which contributes to improved clinical outcomes.

Electrodiagnostic Services. We also have a program for the deployment of an electrodiagnostic medicine program as a direct extension of the neurologic portion of the physical examination. We provide electrodiagnostic equipment, supplies, and technicians to perform procedures, and arrange for physician over-read and review of results. We believe that by performing these procedures in-house, we have the potential to enhance accuracy and time to diagnosis.

Diagnostic Imagery. We deploy magnetic resonance imagery, or MRI, technology to selected facilities. We believe that providing diagnostic imagery technology to pain management practices will be more convenient for patients and allow physicians to better diagnose and treat acute and chronic pain.

Intra Articular Joint Program.  In January 2005, we unveiled a new proprietary ancillary service designed to address severe knee pain and stiffness caused by osteoarthritis, which currently affects over 21 million Americans.  The intra articular joint program, will be integrated into the service offerings provided by each suitable physician practice in our national healthcare organization.  In addition, the intra articular joint program will be marketed nationally to non-affiliated physician practice groups under a limited management agreement, similar to our proprietary orthopedic rehabilitation and electro-diagnostic medicine programs.  The intra articular joint program is a proprietary, technologically advanced, non-operative knee treatment protocol that combines a five to six week series of strategically targeted injections of Hyalgan - the first FDA-approved hyaluronan therapy to treat osteoarthritis knee pain in the United States, with synergistic orthopedic rehabilitation procedures specifically designed to strengthen blood flow the knee.

Real Estate Services. To support the growth of our physician practices, we provide real estate services to practices which require additional office space or a specialty installation such as a fluoroscopy suite or in-office procedure room. Our services include:

•	Locating additional office space within the practice’s local area;

•	Negotiation of purchase or lease terms;

•	Analysis of building codes, architectural requirements and design services; and

•	Construction management services.

We believe that by providing these real estate services to our practices, the physicians can devote more time to the clinical aspects of the practices, enhancing the quality of care delivered and the profitability of the practices.

Our Operations

We have acquired and operate seven physician practices which are wholly-owned subsidiaries of ours and we have acquired the non-medical assets and provide management services to eight physician practices in states which prohibit the corporate practice of medicine. We have acquired and operate a company that owns three outpatient surgery centers.

Each practice is focused on treatment of acute or chronic pain. Services provided in our practices include pain management, minimally invasive spine surgery, orthopedic rehabilitation, electrodiagnostic medicine and diagnostic imagery, with each practice offering a differing mix of specific services while remaining focused on pain treatment. The following table is a list of our owned and consolidated managed practices and our outpatient surgery centers, the original specialty of these practices and the services that we have added to them after we acquired or entered into management agreements with them. Owned practices are indicated with an (O) and managed practices are indicated with an (M).

Practice Name	Location	Effective Date of Transaction	Initial Specialty	Added Service(s)
Rothbart Pain Management Clinic, Inc. (O)	Toronto, Canada	December 1, 2000	Pain Management	Additional Physicians

Advanced Orthopedics of S. Florida, Inc. (O)	Lake Worth, FL	January 1, 2001	Orthopedic Surgery	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Additional Physicians, Intra Articular Joint

Pain and Rehabilitation Network, Inc. (O)	Orange Park, FL	December 12, 2002	Pain Management	Electrodiagnostic Medicine, Additional Physicians, Intra Articular Joint

Medical Rehabilitation Specialists II, Inc. (O)	Tallahassee, FL	May 16, 2003	Pain Management	Orthopedic Rehabilitation, Additional Building Space, Intra Articular Joint

Associated Physician’s Group (M)	O’Fallon, IL	August 6, 2003	Orthopedic Rehabilitation	Intra Articular Joint, Additional Physicians

Spine & Pain Center, P.C. (M)	Bismarck, ND	December 23, 2003	Pain Management	Orthopedic Rehabilitation, Intra Articular Joint

Health Care Center of Tampa, Inc. (O)	Lakeland, FL	December 30, 2003	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra Articular Joint Program

Bone & Joint Surgical Clinic, Inc. (O)	Houma, LA	December 31, 2003	Orthopedic Surgery	Orthopedic Rehabilitation, Additional Building Space, Intra Articular Joint

Kenneth M. Alo, M.D., P.A. (M)	Houston, TX	December 31, 2003	Pain Management	Electrodiagnostic Medicine, Additional Building Space

Denver Pain Management, P.C. (M)	Denver, CO	April 29, 2004	Pain Management	Electrodiagnostic Medicine, Intra Articular Joint

Georgia Pain Physicians, P.C. (M)	Atlanta, GA	May 25, 2004	Pain Management	Fellowship Program

Georgia Surgical Centers, Inc. (O)	Atlanta, GA	May 25, 2004	Three Ambulatory Surgical Centers

Dynamic Rehabilitation Centers (M)	Detroit, MI	June 1, 2004	Orthopedic Rehabilitation

Rick Taylor, D.O., P.A. (M)	Palestine, TX	June 7, 2004	Pain Management	Electrodiagnostic Medicine, Diagnostic Imaging, Intra Articular Joint, Additional Physicians

Ben Zolper, M.D., LLC (O)	Bangor, ME	July 1, 2004	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine

The Center for Pain Management (M)	Baltimore, MD	December 1, 2004	Pain Management	Electrodiagnostic Medicine, Intra Articular Joint

In addition to our 15 owned and managed practices, we provide limited management services and equipment to 22 other practices throughout the country, including orthopedic rehabilitation and electrodiagnostic services and equipment.

Operations Management

When we acquire or enter into a management agreement with a practice, we focus on integrating the practice with our operations. We have a six-member team that is charged with facilitating a smooth transition after closing. Our integration team, in coordination with our consultants, legal counsel and independent accountants, works with the existing practice administrators and staff to perform such functions as:

•	Applying for provider numbers from Medicare and other health care payors to ensure continuity of reimbursement;

•	Performing a complete post-transaction audit of the practice accounting records; and

•	Developing detailed budgets for operating performance with physicians, which are based on historical operating performance.

Once initial integration is complete, our integration team works with the physician and practice administrators to develop a plan for the implementation of additional physician services and ancillary services. For example, our integration and real estate personnel may devise a plan for the addition of an interventional pain management specialist to the practice, and develop and implement a detailed plan for the addition of a fluoroscopy suite to support minimally invasive surgical treatments that require x-ray guidance.

Following the integration and deployment of additional services, our integration team assists PainCare’s management in monitoring the practice and ensuring that performance targets are met. If the practice’s growth needs warrant, the integration team may be deployed to provide additional services or assist the practice in achieving its growth targets.

In contrast to historical physician practice management business models that required the implementation of common information technology systems, such as shared billing and collection, clinical data and electronic health record systems, we deploy only those resources necessary to support the growth of additional services. Changes to information technology systems are kept to a minimum, and changes to billing and collection procedures are also minimized, subject to our legal, oversight and reporting requirements.

Our Strategy

Our objective is to become the leading specialty provider of pain care services in North America. To grow our practices, we intend to:

•

Focus on Pain Treatment. All of our operations to date have been specifically focused in the area of pain treatment. We intend to continue to focus on the treatment of pain through acquisition, management, and the provision of services to practices that serve the pain treatment market.

•

Deploy additional services to grow physician practices. We intend to enhance the capacity of our practices for organic growth by increasing the range of services offered by our practices. By deploying additional physicians and equipment, we believe we can perform in-house those necessary procedures and services that would ordinarily be referred out to other providers, which we believe can result in higher quality care and increased revenues to our practices.

•

Acquire profitable, well-established physician practices. We utilize a highly disciplined approach to evaluating acquisitions of additional practices. We have a extensive, multi-point due diligence evaluation process that we perform prior to an acquisition, including such criteria as clinical quality, physician reputation, profitability and procedure and revenue growth rates. We intend to only acquire practices that we believe to be well-established with the capacity for future profitability and organic growth.

•

Utilize advanced medical technologies. Many of our physicians are leaders in their respective fields, and employ the latest clinical techniques and medical technologies for the treatment of pain. We intend to support the use of new technology in pain treatment through the recruitment of additional specialized physicians who are familiar with these techniques and technologies and provide the latest, state-of-the-art equipment. For example, we deploy MedX rehabilitation equipment to orthopedic rehabilitation facilities, which has demonstrated the ability to improve patient outcomes.

•

Develop additional services to enhance practice profitability. As the needs of our practices warrant we will develop additional programs to support their organic growth. For example, we may install imaging modalities such as mobile MRI equipment, or additional services such as in-office pharmaceutical dispensing, in order to provide a complete pain treatment offering.

Business Development and Acquisitions

As part of our growth strategy, we intend to continue our acquisition program in which we seek to acquire practices that have the capacity for growth through the addition of specialized physicians and ancillary services.

We have a dedicated three-person business development team headed by our President. The team identifies candidates for acquisition, management, and our ancillary services programs. We seek to acquire or manage practices that meet our criteria, including reputation and quality of physicians, specialty mix, opportunities for growth and level of competition in the local market.

Our team utilizes their extensive industry contacts, as well as referrals from our current physicians and other sources, to identify, contact and develop potential acquisition candidates.

The business development team attends industry conferences, physician trade shows and medical education seminars, and maintains active relationships in the physician community. Another key source of business development opportunities are references from PainCare’s practicing physicians, many of whom are leaders in the areas of pain management and minimally invasive spine surgery.

We carefully evaluate each of our acquisition opportunities through an extensive due diligence process to determine which practices have the greatest potential for growth and profitability improvement under our operating structure. The acquisition team seeks to identify specific opportunities to enhance a practice’s productivity post-acquisition. For example, the due diligence team may determine that an existing pain center could benefit from the addition of an orthopedic rehabilitation facility. Our team may also identify opportunities to recruit additional physicians to increase the practice’s revenues and profitability.

In addition to evaluating the growth and profitability potential of a practice, we utilize the services of an independent outside consulting firm experienced with physician practice operations. Our consultants perform an extensive review of the practice’s operations, including, but not limited to, the following:

•	Physician background checks;

•	Verification of physician licensing;

•	Ability of physicians to participate in the Medicare program;

•	Interviews with all practice employees and staff;

•	Review of key financial indicators for practice operations;

•	Analysis of billed charges;

•	Analysis of revenue, revenue growth and payor mix;

•	Review of accounts receivable, aging of receivables and collection efforts;

•	Review of operating costs such as staffing costs, overhead and leases;

•	Analysis of referral patterns; and

•	Comparison of practice operating metrics to objective standards published by the Medical Group Management Association.

In addition to our consultants, we also employ outside legal counsel and special healthcare counsel to assist us in evaluating acquisition candidates. We also utilize the services of an independent accounting firm to assist us in review of the candidate with respect to financial and accounting matters. Finally, physicians and key practice employees are interviewed by members of PainCare management to determine operational compatibility and shared vision for success.

Competition

The health care industry in general, and the markets for orthopedic, rehabilitation and minimally invasive surgery services in particular, are highly competitive. Our owned, managed and limited management practices compete with other physicians and rehabilitation clinics who may be better established or have greater recognition in a particular community than the physicians in our practices. Our practices also compete against hospitals and large health care companies, such as HealthSouth, Inc. and U.S. Physical Therapy, Inc., with respect to orthopedic and rehabilitation services, and Symbion and AmSurg Corp, with respect to out-patient surgery centers. These hospitals and companies have established operating histories and greater financial resources than us. In addition, we expect competition to increase, particularly in the market for rehabilitation services, as consolidation of the therapy industry continues through the acquisition by hospitals and large health care companies of physician-owned and other privately owned therapy practices. We will also compete with our competitors in connection with acquisition opportunities.

Relationships with Physician Practices

We provide our services through physician practices with which we have one of three types of relationship:

•	Owned practices, which are wholly owned subsidiaries of PainCare Holdings, Inc.

•	Managed practices, in states that prohibit the corporate practice of medicine; and

•	Limited management practices, which are medical practices where we provide certain management services and equipment pursuant to specific contractual engagements.

In a typical owned practice, we acquire all of the assets of a physician practice from the owner physicians. We establish a wholly-owned subsidiary to own and operate this practice. We enter into employment agreements with the selling physicians, usually for a five year term, which provide for base compensation and incentive compensation based upon increases in operating earnings. These contracts are subject to earlier termination in certain circumstances. The physicians are subject to confidentiality and non-competition provisions that typically run for two years following the termination of the physician’s employment agreement.

In other acquisition instances, we acquire all of the non-medical assets of a physician practice from the owner physicians and then enter into a management agreement with the physicians to manage the practice for a fee. The management agreement is usually for a 40 year term and is generally only subject to termination by the physician if we breach the agreement and fail to cure the breach upon at least 30 days’ written notice from the physicians.

In a typical limited management practice, we agree to provide a physician practice with orthopedic rehabilitation or electrodiagnostic services and equipment under a management agreement that is usually for an initial term of five years with two five year renewal options on our part. We provide the equipment, supplies and our management expertise, and the practice provides the space, personnel, billing and collection services. We receive a percentage of the practice’s collections from the service being managed by us.

Regulatory Environment

General

Our practices are subject to substantial federal, state and local government health care laws and regulations. In addition, laws and regulations are constantly changing and may impose additional requirements. These changes could have the effect of impeding our ability to continue to do business or reduce our opportunities to continue to grow.

Every state imposes licensing requirements on individual physicians and health care facilities. In addition, federal and state laws regulate HMOs and other managed care organizations. Many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, including surgery centers, or offering certain services.

Many states in which we do business have corporate practice of medicine laws which prohibit us from owning practices or exercising control over the medical judgments or decisions of physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. In those states, we acquire the non-medical assets of these practices and enter into long-term management agreements with these managed practices and with respect to our limited management practices, we enter into shorter term limited management agreements. Under those agreements, we provide management services and other items to the practices in exchange for a service fee. We structure our relationships with the practices in a manner that we believe keeps us from engaging in the corporate practice of medicine or exercising control over the medical judgments or decisions of the practices or their physicians. Nevertheless, state regulatory authorities or other parties could assert that our agreements violate these laws.

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

Medicare and Medicaid Participation

A substantial portion of our revenues are expected to continue to be received through third-party reimbursement programs, including state and federal programs, primarily Medicare as well as Medicaid, and private health insurance programs. Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 or older or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low income persons.

To participate in the Medicare program and receive Medicare payment, the owned practices, managed practices and limited management practices must comply with regulations promulgated by the Department of Health and Human Services. The requirements for certification under Medicare and Medicaid are subject to change and, in order to remain qualified for these programs, the practices may have to make changes from time to time in equipment, personnel or services. Although we believe these practices will continue to participate in these reimbursement programs, we cannot assure you that these practices will continue to qualify for participation.

Medicare Fraud and Abuse

The anti-kickback provisions of the Social Security Act (the "Anti-Kickback Statute") prohibit anyone from knowingly and willfully (a) soliciting or receiving any remuneration in return for referrals for items and services reimbursable under most federal health care programs; or (b) offering or paying any remuneration to induce a person to make referrals for items and services reimbursable under most federal health care programs. The prohibited remuneration may be paid directly or indirectly, overtly or covertly, in cash or in kind.

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

As the result of a congressional mandate, the Office of the Inspector General (OIG) of the Department of Health & Human Services promulgated regulations specifying certain payment practices which the OIG determined to be at minimal risk for abuse. The OIG named these payment practices “safe harbors.” If a payment arrangement fits within a safe harbor, it will be deemed not to violate the Anti-Kickback Statute. Merely because a payment arrangement does not comply with all of the elements of any Safe Harbor, however, does not mean that the parties to the payment arrangement are violating the Anti-Kickback Statute.

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

With respect to the managed practices and the limited management practices, we provide general management services and limited management services, respectively. In return for those services, we receive compensation. The OIG has concluded that, depending on the facts of each particular arrangement, management arrangements may be subject to the Anti-Kickback Statute. In particular, an advisory opinion published by the OIG in 1998 (98-4) concluded that in a proposed management services arrangement where a management company was required to negotiate managed care contracts on behalf of the practice, the proposed arrangement could constitute prohibited remuneration where the management company would be reimbursed its costs and paid a percentage of net practice revenues.

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

The relationship between the physicians employed by the owned practices and the owned practices is subject to the Anti-Kickback Statute as well because the employed physicians refer Medicare patients to the owned practices and the employed physicians receive compensation from the owned practices for services rendered on behalf of the owned practices. Nevertheless, there is a Safe Harbor for compensation paid pursuant to a bona fide employment relationship. Therefore, it is our position that the owned practices’ arrangements with their respective employed physicians do not violate the Anti-Kickback Statute. Nevertheless, if the relationship between the owned practices and their physician employees is determined not to be a bona fide employment relationship, this could have a material adverse effect on us.

Our agreements with the limited management practices may also raise different Anti-Kickback concerns. In April of 2003, the OIG issued a Special Advisory Bulletin which addressed contractual joint ventures where a health care provider in one line of business (“Owner”) expands into a related health care business by contracting with an existing provider of a related item or service (“Manager”) to provide the new item or service to the Owner’s existing patient population. In those arrangements, the Manager not only manages the new line of business, but may also supply it with inventory, employees, space, billing and other services. In other words, the Owner contracts out substantially the entire operation of the related line of business to the Manager, receiving in return the profits of the business as remuneration for its federal program referrals to the new line of business.

According to the OIG, contractual joint ventures have the following characteristics: (i) the establishment of a new line of business; (ii) a captive referral base; (iii) the Owner lacks business risk; (iv) the Manager is a competitor or would-be competitor of the Owner’s new line of business; (v) the scope of services provided by the Manager is extremely broad, with the manager providing: day to day management; billing; equipment; personnel; office space; training; health care items, supplies and services; (vi) the practical effect of the arrangement is to enable the Owner to bill insurers and patients for business otherwise provided by the Manager;  (vii) the parties agree to a non-compete clause barring the Owner from providing items or services to any patient other than those coming from Owner and/or barring the Manager from providing services in its own right to the Owner’s patients.

We have attempted to draft our agreements with the limited management practices in a manner that takes into account the concerns in the Special Advisory Bulletin. Specifically, under our arrangements, the limited management practice takes business risk. It is financially responsible for the following costs: the space required to provide the services; employment costs of the personnel providing the services and intake personnel; and billing and collections. We do not reimburse the limited management practice for any of these costs. We provide solely equipment, supplies and our management expertise. In one of limited management business lines we do not even provide the equipment. In return for these items and services, we receive a percentage of the limited management practice’s collections from the services being managed by us that is consistent with the fair market value of our services. Consequently, we believe that the limited management practice is not being compensated for or to induce its referrals.

Although we believe that our arrangements with the limited management practices do not violate the Anti-Kickback Statute for the reasons specified above, we cannot guarantee that our arrangements will be free from scrutiny by the OIG or that the OIG would not conclude that these arrangements violate the Anti-Kickback Statute. In a recent 0IG Advisory Opinion (No. 4-17), the OIG declined to issue a favorable opinion on a limited lease/management arrangement involving physician office-based pathology laboratory services. Although we believe that our limited management arrangements are distinguishable from the facts in Advisory Opinion (No. 4-17), this opinion illustrates how broadly the OIG is applying its contractual joint venture analysis. In the event the OIG were to conclude that our limited management arrangements violate the Anti-Kickback Statute, this would have a material adverse effect on us.

Federal Anti-Referral Laws

Section 1877 of Title 18 of the Social Security Act, commonly referred to as the “Stark Law”, prohibits a physician from making a referral to an entity for the furnishing of Medicare-covered “designated health services” if the physician (or an immediate family member of the physician) has a “financial relationship” with that entity. “Designated health services” include clinical laboratory services; physical and occupational therapy services; radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services (including the professional component such diagnostic testing, but excluding invasive procedures where the imaging modality is used to guide a needle, probe or catheter accurately); radiation therapy services and supplies; durable medical equipment and supplies; home health services; inpatient and outpatient hospital services; and certain other services. A “financial relationship” is defined as an ownership or investment interest in or a compensation arrangement with an entity that provides designated health services. Sanctions for prohibited referrals include denial of

Medicare payment, and civil money penalties of up to $15,000 for each service ordered. Designated health services furnished pursuant to a referral that is prohibited by the Stark Law are not covered by Medicare and payments improperly collected must be promptly refunded.

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

There are several exceptions to the prohibition on referrals for designated health services which have the effect of allowing a physician that has a financial relationship with an entity to make referrals to that entity for the provision of Medicare-covered designated health services. The exception on which we rely with respect to the owned practices is the exception for employees, as all of the physicians employed in our owned practices are employees of the respective owned practices. Therefore, we believe that the physicians employed by our owned practices can refer patients to the owned practices for the provision of designated health services covered by Medicare. Nevertheless, should the owned practices fail to adhere to the conditions of the employment exception, or if a regulator determines that the employees or the employment relationship do not meet the criteria of the employment exception, the owned practices would be liable for violating the Stark Law, and that could have a material adverse effect on us. We believe that our relationships with the managed practices and the limited management practices, respectively, do not trigger the Stark Law. Nevertheless, if a regulator were somehow to determine that these relationships are subject to the Stark Law, and that the relationships do not meet the conditions of any exception to the Stark Law, such failure would have a material adverse effect on us.

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

State Anti-Referral Laws

At least some of the states in which we do business also have prohibitions on physician self-referrals that are similar to the Stark Law. These laws and interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. As indicated elsewhere, we enter into management agreements with the managed practices and the limited management practices. Under those agreements, we provide management and equipment and services to the practices in exchange for compensation. Although we believe that the practices comply with these laws, and although we attempt to structure our relationships with these practices in a manner that we believe keeps us from violating these laws, (or in a manner that we believe does not trigger the law) state regulatory authorities or other parties could assert that the practices violate these laws and/or that our agreements with the practices violate these laws. Any such conclusion could adversely affect our financial results and operations.

A substantial portion of our business operations, including our corporate offices, are located in Florida. Florida’s prohibition on self-referrals, Fla. Stat. §456.053 (“Self-Referral Act”), prohibits health care providers from referring patients, regardless of payment source (not just Medicare and Medicaid beneficiaries), for the provision of certain designated health services (“Florida Designated Health Services”) to an entity in which the health care provider is an investor or has an investment interest. Under the Self-Referral Act, Florida Designated Health Services are defined as clinical laboratory, physical therapy, and comprehensive rehabilitative, diagnostic-imaging and radiation therapy services. We currently operate facilities, and plan to purchase additional practices that provide some or all of these Florida Designated Health Services. All health care products and services not considered Florida Designated Health Services are classified as “other health services.” The Self-Referral Act also prohibits the referral by a physician of a patient for “other health services” to an entity in which that physician is an investor, unless (i) the physician’s investment interest is in the registered securities of a publicly traded corporation whose shares are traded on a national exchange or over-the-counter market and which has net equity at the end of its most recent fiscal quarter in excess of $50,000,000; or (ii) the physician’s investment interest is in an entity whereby (a) no more than 50% of the value of the investment interests in the entity may be held by investors who are in a position to make referrals to the entity; (b) the terms under which an investment interest is offered must be the same for referring investors and non-referring investors; (c) the terms under which an investment interest is offered may not be related to the investor’s volume of referrals to the entity; and (d) the investor must not be required to make referrals or be in the position to make referrals to the entity as a condition for becoming or remaining an investor (the "50% Investor Exception").

Entities that meet either exception must also (i) not lend to or guarantee a loan to an investor who is in a position to make referrals if the investor uses any part of that loan to obtain the investment interest, and (ii) distribute profits and losses to investors in a manner that is directly proportional to their capital investment.

The Self-Referral Act excludes from the definition of “referral” services by a health care provider who is a sole provider or member of a group practice (as defined by the Self-Referral Act) that are provided solely for the referring health care provider’s or group practice’s own patients ("Group Practice Exception"). Referrals by our physician investors who are not employed by an owned practice to an owned practice for "other health services" should qualify for the 50% Investor Exception, because physician-investors in a position to refer to our owned practice, but who are not employed by our owned practice, do not collectively own more than 50% of the investment value of PainCare. However, physician investors who are not employed by our owned practices cannot refer to our owned practices for Florida Designated Health Services because they are not members of our owned group practices and, thus, their referrals would not qualify for the Group Practice Exception. So long as physician investors who are not employed by our owned practices do not refer to our owned practices for Florida Designated Health Services, we believe we will be in compliance with the Self-Referral Act. Although we will have mechanisms in place to monitor referrals from physician investors, it is the responsibility of the physician investors to comply with the Self-Referral Act and there can be no assurances that physician investors will comply with such law. Violations thereof could adversely affect us, as well as result in regulatory action against PainCare.

The Self-Referral Act also imposes certain disclosure obligations on us and physician investors who are referring physicians. Under the Self-Referral Act, a physician may not refer a patient to an entity in which he or she is an investor, even for services that are not Florida Designated Health Services, unless, before doing so, the patient is given a written statement disclosing, among other things, the physician’s investment interest in the entity to which the referral is made. Other obligations are imposed on PainCare as a result of the Self-Referral Act. It is the responsibility of any referring physician investor to comply with such statutes, regulations and professional standards. However, this law may discourage certain physician investors from making referrals to us or encourage patients to choose alternative health care providers. In addition, the violation thereof could adversely affect us, as well as result in regulatory action against us.

Violations of the Florida self-referral laws may result in substantial civil penalties and administrative sanctions for individuals or entities as well as the suspension or revocation of a physician’s license to practice medicine in Florida. Such sanctions, if applied to us or any of our physician investors, would result in significant loss of reimbursement and could have a material adverse effect on us.

Florida also has a criminal prohibition regarding the offering, soliciting, or receiving of remuneration, directly or indirectly, in cash or in kind, in exchange for the referral of patients (the “Patient Brokering Act”). One of the exceptions to this prohibition is for business and compensation arrangements that do not violate the Anti-Kickback Statute. Accordingly, so long as we are in compliance with the Anti-Kickback Statute, then the arrangement should be in compliance with the Patient Brokering Act.

Information Privacy Regulations

Numerous state, federal and international laws and regulations govern the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules, or HIPAA. In the provision of services to our patients, we may collect, use, maintain and transmit patient information in ways that may or will be subject to many of these laws and regulations. The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions, or Transactions Rule; the Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule; and the Health Insurance Reform Security Standards, or Security Rule. The respective compliance dates for these rules for most entities were and are October 16, 2002, April 16, 2003 and April 21, 2005. HIPAA applies to covered entities, which include most healthcare provides and health plans that will contract for the use of our services. HIPAA requires covered entities to bind contractors to compliance with certain burdensome HIPAA requirements. Other federal and state laws restricting the use and protecting the privacy of patient information also apply to us, either directly or indirectly.

The HIPAA Transactions Rule establishes format and data content standards for eight of the most common healthcare transactions. When we perform billing and collection services for our owned practices or managed practices we may be engaging in one of more of these standard transactions and will be required to conduct those transactions in compliance with the required standards. The HIPAA Privacy Rule restricts the use and disclosure of patient information and requires entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically. We may be required to make costly system purchases and modifications to comply with the HIPAA requirements that will be imposed on us and our failure to comply with these requirements result in liability and adversely affect our business.

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

Numerous other federal and state laws protect the confidentiality of private information. These laws in many cases are not preempted by HIPAA and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expenses, adverse publicity and liability. Other countries also have, or are developing, laws governing the collection, use and transmission of personal or patient information and these laws, if applicable, could create liability for us or increase our cost of doing business.

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

Employees

As of March 9, 2005, PainCare and its subsidiaries employed and leased 296 persons, of which 269 are full time and 27 are licensed physicians. These employees do not include physicians and other allied healthcare personnel employed by our managed practices.

Our ability to provide our services is dependent upon recruiting, hiring, and retaining qualified technical personnel. To date, we have been able to recruit and retain sufficient qualified personnel. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider relations with our employees to be good.

Item 2.  Description of Properties

Listed below is a summary of our real property leases.

Subsidiary or Managed Practice	Lease Expiration	Approx. Square Feet	Monthly Rent Amount
PainCare Holdings, Inc. (Corporate Office)	2009	3,887	$6,478
Advanced Orthopaedics of South Florida II, Inc.	2007	12,000	$15,400
Rothbart Pain Management Clinic, Inc.	2008	6,000	$9,872
Pain and Rehabilitation Network, Inc.	2013	6,067	$7,838
Medical Rehabilitation Specialists II, Inc.	2009	5,202	$8,155
Associated Physicians Group (3 locations)	2006-2007	10,283	$11,387
Spine and Pain Center, P.C.	2005	7,151	$13,110
Health Care Center of Tampa, Inc.	2008	5,280	$8,800
Bone and Joint Surgical Clinic	2008	8,734	$5,000
Kenneth Alo, M.D., P.A.	2006	1,837	$3,026
Denver Pain Management, P.C.	2006	10,175	$19,722
Georgia Surgical Centers, Inc. & Georgia Pain Physicians, P.C. (3 locations)	2006-2014	22,033	$30,508
Dynamic Rehabilitation Centers (4 locations)	2006-2010	15,948	$25,803
Rick Taylor, D.O., P.A. (3 locations)	2005-2008	10,405	$5,898
Ben Zolper, M.D., L.L.C.	2005	2,700	$4,650
The Center for Pain Management, L.L.C. (4 locations)	2005-2016	8,760	$20,008

Item 3.   Legal Matters

Neither we nor any of our subsidiaries or managed practices are a party to any legal action or proceeding which we believe would have a material adverse effect on our business, financial conditions or results of operation.

Item 4.    Submission of Matters To A Vote of Security Holders

On October 13, 2004 the Company filed a Definitive Proxy Statement with the SEC with respect to the solicitation of proxies by the Board of Directors of the Company for use at the Annual Meeting of its stockholders (the "Annual Meeting”), which was held on November 12, 2004. With respect to the proposals set forth in the Proxy Statement, the Company set the record date as of the close of business on October 12, 2004 (the "Record Date") for the determination of stockholders entitled to notice of and to vote at the Annual Meeting. As of the Record Date, there were 32,039,234 shares issued to Company stockholders which were entitled to vote.

At the Annual Meeting of the Company stockholders, the following matters were approved:

1.

Election of Directors. The board of directors of the Company nominated and the stockholders elected the following individuals to serve on the Company’s board until the next annual meeting of the stockholders or until their successors are nominated and appointed:

VOTE 1:

        SHARES

                          SHARES

         FOR

                          AGAINST

                  ABSTAIN

  NAME

Proxy

         In Person

                      Proxy

      In Person

       Proxy

 In Person

Randy Lubinsky	23,075,749	-0-	451,545	-0-	-0-	-0-
Mark Szporka	23,075,749	-0-	451,545	-0-	-0-	-0-
Dr. Merrill Reuter	23,075,749	-0-	451,545	-0-	-0-	-0-
Ronald Riewold	23,075,749	-0-	451,545	-0-	-0-	-0-
Dr. Jay L. Rosen	23,076,334	-0-	450,960	-0-	-0-	-0-
Arthur J. Hudson	23,505,386	-0-	21,908	-0-	-0-	-0-
Robert Fusco	23,491,966	-0-	35,328	-0-	-0-	-0-
Thomas J. Crane	23,497,948	-0-	29,346	-0-	-0-	-0-
Aldo F. Berti, M.D.	23,477,572	-0-	49,722	-0-	-0-	-0-
Antonio DiSclafani, M.D.	23,505,386	-0-	21,908	-0-	-0-	-0-

2.

Approval of the Issuance of Shares of Common Stock in Excess of 19.999% of the Company’s Common Stock. The stockholders approved a proposal by the board to allow the issuance of common shares in excess of 19.999% of the Company’s common shares outstanding.

VOTE 2:

SHARES FOR:

Proxy:15,984,123

SHARES AGAINST:

Proxy:659,440

In Person: -0-

In Person:-0-

ABSTAIN:

Proxy: 476,148

         In Person: -0-

          3.       Ratification of Tschopp, Whitcomb, and Orr, P.A. as Our Auditors.  Tschopp, Whitcomb, and Orr, P.A. was engaged on August 6, 2002 following the merger with PainCare, Inc. as the Company’s independent certified public accountants.  As recommended by the board, the stockholders of the Company ratified and approved Tschopp, Whitcomb, and Orr as the Company’s auditors.

VOTE 3:

SHARES FOR:

Proxy: 23,514,571

SHARES AGAINST:     Proxy: 7,621

In Person: -0-

In Person: -0-

ABSTAIN:

Proxy: 5,102

In Person: -0-

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Our common stock traded on the Over-the-Counter Bulletin Board under the symbol HELP from September 29, 1997 to March 18, 2002. On June 16, 2003 our common stock commenced trading on the American Stock Exchange and our symbol was changed to PRZ.

The table below sets forth, for the periods indicated, the reported high and low sale prices of our common stock on the Over-the-Counter Bulletin Board and American Stock Exchange.

Common Stock (1)

High

    Low

CALENDAR 2003

Quarter ending March 31, 2003	$ 2.05	$ 0.78
Quarter ending June 30, 2003	$ 3.25	$ 1.60
Quarter ending September 30, 2003	$ 2.97	$ 1.85
Quarter ending December 31, 2003	$ 4.00	$ 2.18

CALENDAR 2004

Quarter ending March 31, 2004	$ 3.60	$ 2.48
Quarter ending June 30, 2004	$ 3.44	$ 2.25
Quarter ending September 30, 2004	$ 3.45	$ 1.95
Quarter ending December 31, 2004	$ 3.19	$ 1.90

(1) Gives retroactive effective to a 22.19 to 1 reverse stock split that occurred on March 18, 2002.

The last sale price of our common stock on March 9, 2005 as reported on the AMEX was $3.94 per share.

(b)

Shareholders.  As of March 9, 2005, we had 44,664,077 shares of common stock outstanding and approximately 2,907 common stockholders of record.

(c)

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

Our 2004 Acquisitions:

Name and Nature of Business	Effective Date of Purchase	Purchase Price
Denver Pain Management P.C., a pain management practice located in Colorado	April 29, 2004	$100,000 in cash and 200,000 shares of common stock, plus contingent payments of up to $6,800,000 in cash and common stock if certain performance goals are met.

Georgia Pain Physicians & Georgia Surgical Centers, Inc., a pain management practice and three surgery centers located Georgia	May 25, 2004	$1,125,000 in cash and 462,344 shares of common stock, plus contingent payments of up to $2,250,000 in cash and common stock if certain performance goals are met.

Dynamic Rehabilitation Centers, an orthopedic rehabilitation practice located in Michigan	June 1, 2004	$2,250,000 in cash and 927,414 shares of common stock, plus contingent payments of up to $4,500,000 in cash and common stock if certain performance goals are met.

Rick Taylor, D.O., P.A., a pain management practice located in Texas	June 7, 2004	$1,875,000 in cash and 761,545 shares of PainCare’s common stock, plus contingent payments of up to $3,750,000 in cash and common stock if certain performance goals are met.

Ben Zolper, M.D.,LLC. d/b/a Northeast Pain Management, a pain management practice located in Maine	July 1, 2004	$875,000 in cash and 316,444 shares of common stock, plus contingent payments of up to $1,750,000 in cash and common stock if certain performance goals are met.

The Center for Pain Management, LLC, a pain management practice located in Maryland	December 1, 2004	$6,375,000 in cash and 3,687,500 shares of PainCare’s common stock, plus contingent payments of up to $13,750,000 in cash and common stock if certain performance goals are met.

Our 2004 Debenture Offerings:

On March 2, 2004, we completed a $5 million private placement with Laurus Master Fund, Ltd., a private equity fund based in New York City. The financing consisted of $5 million principal amount of a secured convertible term note and warrants to purchase 450,000 shares of common stock. The note is secured by a pledge of the stock of a subsidiary of PainCare and subject to certain limited exceptions, all of our assets. The warrants have an exercise price of $4.24 per share for the first 200,000 shares, $4.58 per share for next 150,000 shares and $4.92 per share for the remaining shares. The warrants are exercisable until February 27, 2011. The note bears interest at a fluctuating interest rate equal at all times to the prime rate plus 2%, subject to reduction if the value weighted average price of our common stock exceeds the conversion rate by 25%. The initial interest rate on the note is 6%. The note is convertible by the investors at any time into shares of common stock at an adjusted price of $3.12 per share. We may require that the holder of the note convert its outstanding note into common stock, if the market price exceeds 120% of the conversion rate. The principal amount of the note is repayable in monthly installments, commencing as of June 1, 2004, in the initial amount of $50,000 eventually increasing to $181,667, with a final installment of $500,000 and may be paid, at our option, in cash or shares of common stock, if the market price exceeds 120% of the conversion rate. Interest on the note is payable monthly and may be paid, at our option, in cash or, subject to certain conditions, additional shares of common stock, if the market price exceeds 120% of the conversion rate. The note is subject to weighted average anti-dilution protection, which means that, with certain exceptions, if we issue common stock or securities convertible or exercisable for common stock, with a purchase, conversion or exercise price below the conversion price of the notes, such conversion price is automatically reduced by an amount that takes into account the amount of dilution caused by the lower priced securities. The securities purchase agreement for the note contains certain restrictive covenants, including with respect to the payment of dividends and the incurrence of debt. The securities purchase agreement pursuant to which the note was sold provides that we shall not effect any conversion of the note, and the holder shall not have the right to convert any portion of the note or exercise the warrants, to the extent that after giving effect to such conversion or exercise, the holder (together with the holder’s affiliates), would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to such conversion, provided that the holder has the right to waive this limitation upon at least 70 days prior written notice to us.

On March 22, 2004, we completed a second $5 million private placement with Laurus, consisting of $5 million principal amount of a secured convertible term note and warrants to purchase 550,000 shares of common stock. The warrants have an exercise price of $3.60 per share for the first 233,000 shares, $3.89 per share for next 183,000 shares and $4.18 per share for the remaining shares. The note is secured by a pledge of the stock of the same subsidiary that secures our other notes. The warrants are exercisable until March 22, 2011. The note bears interest at a fluctuating interest rate equal at all times to the prime rate plus 2%, subject to reduction if the value weighted average price of our common stock exceeds the conversion rate by 25%. The initial interest rate on the note is 6%. The note is convertible into shares of common stock at an adjusted price of $2.70 per share. The principal amount of the note is repayable in monthly installments, commencing as of July 1, 2004, in the initial amount of $50,000 eventually increasing to $181,667, with a final installment of $500,000. The conversion terms and other terms, including anti-dilution protections, of the March 22, 2004 note are otherwise, substantially the same as the March 2, 2004 note issued to Laurus.

On July 1, 2004, we completed two separate institutional private placement offerings with aggregate proceeds of $3.0 million from two of our existing investors, the Laurus Master Fund, Ltd. and Midsummer Investments Ltd.

Pursuant to a securities purchase agreement with Laurus, we issued and sold to Laurus (i) $1.5 million principal amount of a secured convertible term note due June 30, 2007 and (ii) warrants to purchase 165,000 shares of common stock at an exercise price of $3.60 per share for the first 82,500 shares and an exercise price of $3.76 per share for the remaining shares. The warrants are exercisable until June 30, 2011. The note bears interest at a fluctuating interest rate equal at all times to the prime rate plus 2%, subject to reduction if the value weighted average price of our common stock exceeds the conversion rate by 25%. The initial interest rate on the note is 6%.

The note is convertible into shares of common stock at an adjusted price of $2.92 per share. The principal amount of the note is repayable in monthly installments, commencing as of October 1, 2004, in the initial amount of $50,000 eventually increasing to $60,000. The conversion terms and other terms, including anti-dilution protections, of the March 22, 2004 note are otherwise, substantially the same as the March 2, and March 22, 2004 notes issued to Laurus.

Pursuant to a separate securities purchase agreement with Midsummer, we issued and sold a $1.5 million fixed price 7.5% Convertible Debenture. Midsummer also received warrants to purchase 165,000 shares of our common stock.

The 7.5% convertible debenture is due July 1, 2007 and is convertible into shares of our common stock at an adjusted price of $1.90 per share. Interest on the debenture is payable in quarterly installments commencing in September 2004 in cash or stock, at our election. The warrants issued to Midsummer have a term of four years ending on July 1, 2008 and have an adjusted exercise price of $1.90 per share. The conversion terms and other terms, including anti-dilution protections, are otherwise substantially the same as the December 17, 2003 debenture issued to Midsummer.

Options and Warrants: In addition to the warrants described above, during 2004 we granted options and warrants to certain employees, contractors and consultants to purchase 2,460,000 shares of our common stock.

During 2004, we issued 846,889 shares as the result of the exercise of options and warrants previously granted.

With respect to the foregoing offer and sale of restricted and unregistered securities, the Company relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated thereunder, including, but not limited to Rules 505 and 506 of Regulation D, in that such transaction did not involve any public offering of securities and were exempt from registration under the Securities Act. The offer and sale of the securities was not made by any means of general solicitation, the securities were acquired by the investors without a view toward distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would not be sold without registration under the Securities act or pursuant to an applicable exemption from such registration.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial

Statements and the related notes that appear elsewhere in this document.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate and that apply to an investment in our common stock, please read

“Risk Factors.” Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Outlook

We are a health care services company focused on the treatment of pain. We have relationships with 37 physician practices which vary from state to state depending upon regulations governing the corporate practice of medicine and the type of service we provide. Our growth strategy is to acquire or enter into management agreements with profitable, established physician practices and expand the range of services they offer. Because we have acquired either the non-medical assets or the entire practice of 15 practices since December 1, 2000, and because our growth strategy involves acquiring additional physician practices, our historical results are not necessarily indicative of results to be expressed from any future period. Our company was formed in February 1997 and was acquired by HelpMate Robotics, Inc. in a merger in June 2002. Before the merger, PainCare operated three pain management practices and HelpMate had sold its previous business. You should read the notes to our consolidated financial statements if you would like more information on our history.

We provide our services through physician practices with which we have one of three types of relationships:

•

Owned practices. These practices are owned by us through one of our wholly owned subsidiaries. We own the property and the physicians are our employees.

•

Managed practices. In states where the corporate practice of medicine is not permitted, we are not permitted to own a physicians practice. In these states, we manage physicians practices pursuant to a management agreement.

•

Service and equipment contracts. We provide limited management services and equipment pursuant to specific contractual engagements in such areas as in-house physical therapy, electrodiagnostic services and in-office surgery.

We currently have two owned practices primarily providing surgery services, five owned practices primarily providing pain management services, six managed practices primarily providing pain management services, two managed practices providing ancillary services, and 22 limited management services and equipment contracts.

We have a number of acquisitions since we began our current business in 2000. The following table presents the changes in the number of practices we own and manage at December 31, 2004, 2003, 2002 and 2001.

	At December 31,
	2001	2002	2003	2004
Owned physician practices	2	3	6	7

Managed physician practices	0	0	3	8

Limited Management service and equipment contracts	1	3	8	22

We manage eight practices in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow us to manage the practice. The Financial Accounting Standards Board Emerging Issues Task Force No. 97-2 states that financial consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. In all case but one, the management services agreement between PainCare and our managed practices satisfies each of the EITF issues. Except for one of our managed practices, we recognize all of the revenue and expenses of these practices in our consolidated financials in accordance with EITF No. 97-2. With respect to the one managed practice for which we do not recognize all of the revenue and expenses and in all of our limited managed practices, we recognize only the management fees earned and expenses incurred by us with respect to such practices.

Financial overview

Revenue and Operating Income

We present three categories of revenue in our statement of operations: pain management, surgeries and ancillary services. Pain management revenue is derived from our owned and managed practices, which provide pain management services. Surgery revenue is derived from our owned and managed practices, which primarily provide surgical services. Ancillary service revenue is derived from our owned and managed practices and limited management practices, which provide one or more of our ancillary services, including: orthopedic rehabilitation, electrodiagnostic medicine, intra articular joint treatment and diagnostic imagery. Our cost of revenue is primarily physicians’ salaries and medical supplies.

We have set forth below our revenues, expenses and operating income classified by the type of service we perform as well as the expenses allocated to our corporate offices.

Year ended December 31,

	2004 (in thousands)					2003 (in thousands)
	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Total	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Total
Revenues	$21,567	$5,203	$11,192	–	$37,962	$6,117	$3,431	$5,433	–	$14,981
Gross profit	18,249	4,607	8,442	–	31,298	3,718	1,958	4,718	–	10,394
General and administrative expenses	9,002	2,513	2,271	$6,046	19,832	2,168	748	1,404	$3,224	7,544
Depreciation	132	72	128	506	838	17	18	44	384	463
Amortization	–	–	–	274	274	–	–	–	61	61
Operating Income (loss)	$9,115	$2,022	$6,043	$(6,826)	$10,354	$1,533	$1,192	$3,270	$(3,669)	$2,326

Pain management revenue, expense and income are attributable to five owned and five managed practices that primarily offer physician services for pain management and physiatry. With respect to one of our managed practices, we only include the revenue recognized from management fees earned. Surgery revenue, expense and income are attributable to two owned physician practices that offer surgical physician services, including minimally invasive spine surgery. Ancillary services revenue, expense and income are attributable to two managed practices that primarily offer orthopedic rehabilitation and to services, we provide to 22 practices under limited management agreements, including orthopedic rehabilitation, electrodiagnostic medicine and real estate services.

Expenses

Our expenses consist primarily of medical supplies, training and general and administrative expenses. Expenses for our service and equipment contracts consist primarily of training and equipment leases. Amortization expense consists of contract rights amortization. Depreciation expense consists of medical equipment, leasehold improvements and office equipment.

Significant Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, income taxes, financing operations, contractual obligations, restructuring costs, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our significant accounting estimates include:

Revenue Recognition. Our consolidated practice revenue is recognized at the time the service is performed at the estimated net realizable amounts from patients, third-party payors and others for services rendered. Revenue from limited management fees is recognized as the services are performed under the terms of the contract. We assume the net realizable amount for a particular practice based on historical collections of the particular practice. We are a provider under the Medicare program and various other third-party payor arrangements which provide for payments to us at amounts different from its established rates. Provisions for estimated third-party payor settlements, if necessary, are provided in the period the related services are rendered.

We recognize revenues and profits from real estate service contracts under the percentage of completion method of accounting. The amounts of revenues and profits recognized each year are based on the ratio of labor time completed in the period to the total estimated labor time required to fulfill the contract obligations. There are no allocated general and administrative costs to the contracts.

Intangible Assets. Intangible assets determined to have definite lives are amortized over their useful lives. In accordance with SFAS No. 142, if conditions exist that indicate that the carrying value may not be recoverable, we review those intangible assets with definite lives to ensure they are appropriately valued. Goodwill is not amortized.

Analysis of Financial Condition and Results of Operations For The Twelve Months Ended December 31, 2004 Compared To Twelve Months Ended December 31, 2003

Total revenues increased to $37,961,673 for fiscal 2004, from $14,980,867 in fiscal 2003, representing an increase of 153.4%. Operating income increased to $10,353,662 for fiscal 2004, from $2,325,567 in fiscal 2003, representing an increase of $345.2%. This increase was primarily the result of $19.8 million in revenue and $8.3 million in operating income from “New-Practices” acquired since December 31, 2003. There was a 35.4% increase in revenues and a 35.0% in operating income from practices acquired/managed prior to January 1, 2004 (“Same-Practice”). Net revenue and operating income for Same-Practices on a year over year basis is reflected in the chart below.

For the Year Ended December 31, 2004

	2004	2003	% Increase
Same-Practice
Revenues	$13,884,345	$10,254,972	35.4%
Operating income	4,197,091	3,108,150	35.0%

New-Practice
Revenues	$19,769,040	-
Operating income	8,266,850	-

Gross profit increased to $31,297,728 for fiscal 2004, from $10,394,135 in fiscal 2003, representing an increase of 201.1%. This increase is primarily the result of New-Practices acquired/managed since December 31, 2003 and growth in Same-Practices.

Operating expenses increased by $12,875,498 to $20,944,066 for fiscal 2004, from $8,068,568 for fiscal 2003, representing an increase of approximately 159.6%. This increase is primarily due to the operating expenses related to the new practices acquired/managed after December 31, 2003. In addition, approximately $849,752 is related to the cost of adding an integration team at the corporate level during fiscal 2004.

Net interest expense increased by $1,220,291 in fiscal 2004, as a result of the convertible debentures that we issued at the end of 2003 and in 2004.

The provision for income taxes increased to $3,086,000 in fiscal 2004 from $670,300 in fiscal 2003. The effective tax rate decreased to 35.2% in fiscal 2004 from 36.0% in fiscal 2003.

Liquidity And Capital Resources

Our cash and cash equivalents equaled $19,100,840 at December 31, 2004, compared to $7,923,767 at December 31, 2003. The net cash provided by our operations was $3,422,811 for fiscal 2004, compared to net cash used in fiscal 2003 of $(310,963).

Cash used in investing activities was $(16,154,668) during fiscal 2004 compared with $(7,357,171) in fiscal 2003. This increase is primarily due to the acquisition of non-medical assets and new practices during fiscal 2004.

Cash provided from financing activities was $23,908,930 in fiscal 2004, compared with $13,513,217 during fiscal 2003.  The increased financing activity was the result of capital raised during fiscal 2004, including the proceeds of $13.0 million of convertible debentures and the proceeds of $17.0 million raised through a secondary offering of our common stock.

In connection with a Form S-3 Registration Statement and the accompanying prospectus effective with the SEC on October 11, 2004 we sold to the public through our underwriters 8,965,000 (965,000 of which was part of the over allotment) shares of our common stock resulting in the receipt of gross offering proceeds of $17,033,500 less underwriters commissions and discounts of approximately $1,022,010 providing us with net offering proceeds, before expenses, of approximately $16,011,490.

Management believes the current cash position will be sufficient to provide us with capital sufficient to fund working capital needs for 2005. Also, we have significant indebtedness, as described under “Convertible Debt”.  We are obligated to make $3,835,000 in principal payments under this indebtedness in 2005 and $13,880,167 in 2006. We may not have adequate funds from operations to repay the debt when it comes due. It will be necessary, in order to expand the business, consummate acquisitions and refinance indebtedness, to incur additional debt and/or raise additional capital. No assurance can be given at this time that such funds will be available, or if available will be sufficient in the near term or that future funds will be sufficient to meet growth. In the event of such developments, attaining financing under such conditions may not be possible, or even if such funds are available, the terms on such capital may be available but not commercially feasible or advantageous.

Convertible Debt

On December 18, 2003, we completed a private placement offering of $10 million in 7.5% convertible debentures to two institutional investors, Midsummer Investments Ltd. and Islandia, L.P. The debentures are due December 17, 2006 and are convertible by the investors at any time into shares of common stock at an adjusted fixed price of $1.90 per share. Interest on the debentures is payable (in cash or stock, at our election) in quarterly installments, which commenced in March 2004. Interest paid in shares is based upon 90% of the market value for the shares as defined in the debentures. The investors also received warrants to purchase 1,263,316 shares of common stock. The warrants have a term of four years ending on December 17, 2007 and are exercisable at an adjusted fixed exercise price of $1.90 per share. The debentures and the warrants have full ratchet anti-dilution protection, which means that, with certain exceptions, if we issue common stock or securities convertible or exercisable for common stock, with a purchase, conversion or exercise price below the conversion price of the debentures and the exercise price of the warrants, such conversion and exercise prices are automatically reduced to the lower price. The debenture holders also have a right of first refusal to participate in future equity financings of PainCare. With certain exceptions, PainCare is not permitted to incur debt that would be senior to or pari passu with the debentures. The securities purchase agreement pursuant to which the debentures were sold provides that we shall not effect any conversion of debentures or issue any shares upon exercise of the warrants, and holder shall not have the right to convert any portion of debentures or exercise the warrants, to the extent that after giving effect to such conversion or exercise, the holder (together with the holder’s affiliates), would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to such conversion.

On March 2, 2004, we completed a $5 million private placement with Laurus Master Fund, Ltd., a private equity fund based in New York City. The financing consisted of $5 million principal amount of a secured convertible term note and warrants to purchase 450,000 shares of common stock. The note is secured by a pledge of the stock of a subsidiary of PainCare and subject to certain limited exceptions, all of our assets. The warrants have an exercise price of $4.24 per share for the first 200,000 shares, $4.58 per share for next 150,000 shares and $4.92 per share for the remaining shares. The warrants are exercisable until February 27, 2011. The note bears interest at a fluctuating interest rate equal at all times to the prime rate plus 2%, subject to reduction if the value weighted average price of our common stock exceeds the conversion rate by 25%. The initial interest rate on the note is 6%. The note is convertible by the investors at any time into shares of common stock at an adjusted price of $3.12 per share. We may require that the holder of the note convert its outstanding note into common stock, if the market price exceeds 120% of the conversion rate. The principal amount of the note is repayable in monthly installments, commencing as of June 1, 2004, in the initial amount of $50,000 eventually increasing to $181,667, with a final installment of $500,000 and may be paid, at our option, in cash or shares of common stock, if the market price exceeds 120% of the conversion rate. Interest on the note is payable monthly and may be paid, at our option, in cash or, subject to certain conditions, additional shares of common stock, if the market price exceeds 120% of the conversion rate. The note is subject to weighted average anti-dilution protection, which means that, with certain exceptions, if we issue common stock or securities convertible or exercisable for common stock, with a purchase, conversion or exercise price below the conversion price of the notes, such conversion price is automatically reduced by an amount that takes into account the amount of dilution caused by the lower priced securities. The securities purchase agreement for the note contains certain restrictive covenants, including with respect to the payment of dividends and the incurrence of debt. The securities purchase agreement pursuant to which the note was sold provides that we shall not effect any conversion of the note, and the holder shall not have the right to convert any portion of the note or exercise the warrants, to the extent that after giving effect to such conversion or exercise, the holder (together with the holder’s affiliates), would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to such conversion, provided that the holder has the right to waive this limitation upon at least 70 days prior written notice to us.

On March 22, 2004, we completed a second $5 million private placement with Laurus, consisting of $5 million principal amount of a secured convertible term note and warrants to purchase 550,000 shares of common stock. The warrants have an exercise price of $3.60 per share for the first 233,000 shares, $3.89 per share for next 183,000 shares and $4.18 per share for the remaining shares. The note is secured by a pledge of the stock of the same subsidiary that secures our other notes. The warrants are exercisable until March 22, 2011. The note bears interest at a fluctuating interest rate equal at all times to the prime rate plus 2%, subject to reduction if the value weighted average price of our common stock exceeds the conversion rate by 25%. The initial interest rate on the note is 6%. The note is convertible into shares of common stock at an adjusted price of $2.70 per share. The principal amount of the note is repayable in monthly installments, commencing as of July 1, 2004, in the initial amount of $50,000 eventually increasing to $181,667, with a final installment of $500,000. The conversion terms and other terms, including anti-dilution protections, of the March 22, 2004 note are otherwise, substantially the same as the March 2, 2004 note issued to Laurus.

On July 1, 2004, we completed two separate institutional private placement offerings with aggregate proceeds of $3.0 million from two of our existing investors, the Laurus Master Fund, Ltd. and Midsummer Investments Ltd.

Pursuant to a securities purchase agreement with Laurus, we issued and sold to Laurus (i) $1.5 million principal amount of a secured convertible term note due June 30, 2007 and (ii) warrants to purchase 165,000 shares of common stock at an exercise price of $3.60 per share for the first 82,500 shares and an exercise price of $3.76 per share for the remaining shares. The warrants are exercisable until June 30, 2011. The note bears interest at a fluctuating interest rate equal at all times to the prime rate plus 2%, subject to reduction if the value weighted average price of our common stock exceeds the conversion rate by 25%. The initial interest rate on the note is 6%.

The note is convertible into shares of common stock at an adjusted price of $2.92 per share. The principal amount of the note is repayable in monthly installments, commencing as of October 1, 2004, in the initial amount of $50,000 eventually increasing to $60,000. The conversion terms and other terms, including anti-dilution protections, of the March 22, 2004 note are otherwise, substantially the same as the March 2, and March 22, 2004 notes issued to Laurus.

Pursuant to a separate securities purchase agreement with Midsummer, we issued and sold a $1.5 million fixed price 7.5% Convertible Debenture. Midsummer also received warrants to purchase 165,000 shares of our common stock.

The 7.5% convertible debenture is due July 1, 2007 and is convertible into shares of our common stock at an adjusted price of $1.90 per share. Interest on the debenture is payable in quarterly installments commencing in September 2004 in cash or stock, at our election. The warrants issued to Midsummer have a term of four years ending on July 1, 2008 and have an adjusted exercise price of $1.90 per share. The conversion terms and other terms, including anti-dilution protections, are otherwise substantially the same as the December 17, 2003 debenture issued to Midsummer.

We have granted these notes and debenture holders certain demand and piggyback registration rights with respect to the common stock that is issuable upon conversion of the notes and debentures and/or exercise of the warrants, and/or issuable in payment of principal and interest on the notes and debentures. These underlying shares were registered pursuant to the Form S-3 Registration Statements filed with the SEC during 2004.

These debenture and note holders also entered into lock-up agreements which prohibited such holders, without the prior written consent of our underwriter from selling, offering to sell, contracting to sell, hypothecating, pledging, granting an option to purchase or otherwise disposing of any shares of our common stock or securities convertible into or exchangeable or exercisable for common stock or any warrants or other rights to purchase common stock or such securities. This lock-up expired on November 11, 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment,”(“SFAS 123R”), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the Company’s third quarter of fiscal 2005. The Company will adopt the provisions of SFAS 123R using the Black-Scholes option pricing formula or other fair value model. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. As disclosed in Note (2) to the financial statements had the Company recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123 for equity instruments, earnings would have been reduced by approximately $0.05, and $0.03 per diluted share for the years ended December 31, 2004 and  2003, respectively. Compensation cost for stock options for which the requisite future service has not yet taken place will be disclosed as a pro forma expense by applying the provisions of SFAS 123 during the first half of 2005, which is estimated to have a pro-forma dilutive effect of approximately $0.02 or $0.03 per diluted share. Compensation cost for stock options vesting in periods beginning in the third quarter of fiscal 2005, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R, which is expected to have a dilutive effect of approximately $0.04 per diluted share for the second half of 2005

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF SECURITIES

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

Because our current business does not have a long history, you have a limited basis upon which to evaluate our ability to develop and market our services. Our business strategy is still in the developing  stage and there is no assurance that it will be commercially viable as our business grows. Our ability to commercialize our services and generate operating profits and positive operating cash flow will depend, among other things, upon:

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

For the years ended December 31, 2004 and 2003 we realized net income of $5,730,153 and $1,212,906 respectively. We expect to increase our spending significantly as we continue to expand our service offerings and commercialization activities. As a result, we will need to generate significant revenues in order to continue to grow our business and remain profitable.

Our growth strategy may not prove viable and expected growth and value may not be realized.

Our strategy is to rapidly grow by acquiring, establishing and managing a network of pain management, minimally invasive spine surgery and orthopedic rehabilitation centers and ambulatory surgery centers. Identifying appropriate physician groups and centers and proposing, negotiating and implementing economically attractive affiliations with them can be a lengthy, complex and costly process. There can be no assurance that we will be successful in identifying and establishing relationships with such physician groups and centers. If we are successful in implementing our strategy of rapid growth, such growth may impair our ability to efficiently provide non-professional support services, facilities, equipment, non-professional personnel, supplies and non-professional support staff to medical practices. Our future financial results could be materially adversely affected if we are unable to manage growth effectively.

There can be no assurance that physicians, medical providers or the medical community in general will continue to accept our business strategy and adopt the strategy offered by us. The extent to which, and rate at which, our strategy and these services achieve significant market acceptance and penetration will depend on many variables including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of these services, the advantage of these services over existing technology, and third-party reimbursement practices. There can be no assurance that the medical community and third-party payors will continue to accept our technology. Similar risks will confront any other services developed by us in the future. Failure of our services to gain significant market acceptance would have a material adverse effect on our business, financial condition, and results of operations

The success of our growth strategy depends on the successful identification, completion and integration of acquisitions.

We have acquired or entered into general management agreements with 15 physician practices and one ambulatory surgery center company since 2000 and we intend to pursue additional acquisitions and management relationships. Our future success will depend on our ability to identify, complete and integrate the acquired businesses with our existing operations. Our growth strategy will result in significant additional demands on our infrastructure, and will place a significant strain on our management, administrative, operational, financial and technical resources, and increased demands on our systems and controls. Acquisitions involve numerous risks, including, but not limited to:

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

In the event that the operations of an acquired practice or center do not meet expectations, we may be required to restructure the acquired practice or center or write-off the value of some or all of the assets of the acquired practice or center. We cannot assure you that any acquisition will be successfully integrated into our operations or will have the intended financial or strategic results.

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

We will need to incur additional debt or raise additional capital in order to acquire, integrate, develop, operate and expand our affiliated physician practices. We may finance future acquisition and development projects through debt or equity financings and may use shares of our capital stock for all or a portion of the consideration to be paid in acquisitions. To the extent that we undertake these financings or use capital stock as consideration, our stockholders may, in the future, experience significant ownership dilution. To the extent we incur indebtedness, we may have significant interest expense and may be subject to covenants in the related debt agreements that affect the conduct of our business. We have convertible, notes and debentures outstanding that have anti-dilution rights and limitations on incurring additional indebtedness that could limit our ability to obtain financing on favorable terms, or at all.

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

As of December 31, 2004, we had intangible assets, net goodwill, of approximately $55.2 million, which constituted approximately 54% of our total assets. The net goodwill reflects the amount we pay for our acquired practices and non-medical assets in excess of their book value. Our net goodwill will increase in the future as a result of our acquisitions as we pay contingent purchase price for the acquisitions according to the terms of the respective purchase agreements. In addition, we expect to incur additional goodwill in connection with future acquisitions. As prescribed by generally accepted accounting principles, we do not amortize goodwill; rather it is carried on our balance sheet until it is impaired. At least annually we test net goodwill for impairment. Any determination of impairment could require a significant reduction, or the elimination, of goodwill, which could hurt our results of operations. Also, the effect of a prolonged downturn in our business will be exacerbated by the impairment, and resulting write-down, of goodwill related to a reduction in the value of our acquired practices.

Our cash flow and financial condition may be adversely affected by the assumption of credit risks.

Our owned, managed, and limited management practices bill their patients insurance carriers for services provided by the practices. By undertaking the responsibility for patient billing and collection activities, the practices assume the credit risk presented by the patient base, as well as the risk of payment delays attendant to reimbursement through governmental programs or third party payors. If our practices are unsuccessful in collecting a substantial amount of such fees it will have a material adverse affect on our financial condition because our compensation from these practices is dependent on the practices’ collections.

Our liabilities exceed our tangible assets. If we are forced to repay our debentures and notes in cash, we may not have enough cash to fund our operations.

As of December 31, 2004, our total liabilities exceeded our tangible assets by approximately $4,300,000. Our 7.5% convertible debentures and our secured convertible term notes contain certain provisions and restrictions, which if violated, could result in the full principal amount, $21,071,000 as of December 31, 2004, together with interest and other amounts, becoming immediately due and payable in cash on such securities. If such an event occurred and if a holder of such securities demanded repayment, we might not have the cash resources to repay such indebtedness. The debentures have a term of three years, with interest payable quarterly. Subject to certain conditions, the quarterly interest payments on the debentures may be paid, at our option, in cash or additional shares of our common stock. Our secured convertible term notes are repayable in monthly installments of principal over the three year life of the notes. Subject to certain conditions, the monthly principal and interest payment on the notes may be paid, at our option, in cash or additional shares of common stock. If we made the payments on the debentures and notes in cash rather than additional shares of common stock, it would reduce the amount of cash available to fund operations and make acquisitions.

We rely on the services of our physicians. We may not be able to attract and retain qualified physicians we need to support our business.

Our operations are substantially dependent on the services of our practices’ physicians. With respect to our owned practices, we have employment agreements with our physicians that generally have terms of five years, but may be terminated by either party in certain circumstances. Our management agreements with our managed practices generally have a 40 year term, while our agreements with limited management practices have a 5 year term with two five year renewal terms on our part. These agreements may be earlier terminated under certain circumstances. Although we will endeavor to maintain and renew such contracts, in the event a significant number of physicians terminate their relationships with us, our business could be adversely affected. While our employment and management agreements contain covenants not to compete with us for a period of generally two years after termination of employment, these provisions may not be enforceable.

We compete with many types of health care providers and government institutions for the services of qualified physicians. If we are unable to attract and retain physicians, our revenues will decrease and our business will suffer.

The loss of key personnel could make it difficult to complete existing projects and undertake new projects.

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

Approximately 40% of our revenues are directly dependent on the acceptance of the services provided by our owned practices, managed practices and limited management practices as covered benefits under third party payor programs, including PPOs, HMOs and other managed care entities. The healthcare industry is undergoing significant changes, with third party payors taking measures to reduce reimbursement rates or, in some cases, denying reimbursement for previously acceptable treatment modalities. There is no assurance that third party payors will continue to pay for the services provided by our owned practices under their payor programs or by the managed practices. Failure of third party payors to adequately cover minimally invasive surgery or other services will have a materially adverse affect on us.

Professional liability claims could adversely impact our business.

Our owned and managed practices are involved in the delivery of healthcare services to the public and are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of any applicable insurance coverage. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. There can be no assurance that our owned and managed practices will not be subject to such claims, that any claim will be successfully defended or, if our practices are found liable, that the claim will not exceed the limits of our insurance. Liabilities in excess of our insurance could have a material adverse effect on us.

Our business is subject to substantial competition which could have a material impact on our business and financial condition.

The health care industry in general, and the markets for orthopedic, rehabilitation and minimally invasive surgery services in particular, are highly competitive. The practices we own or manage compete with other physicians and rehabilitation clinics who may be better established or have greater recognition in a particular community than the physicians in these practices. These practices also compete against hospitals and large health care companies, such as HealthSouth, Inc. and U.S. Physical Therapy, Inc., with respect to orthopedic and rehabilitation services, and Symbion and AmSurg Corp, with respect to out patient surgery centers. These hospitals and companies have established operating histories and greater financial resources than us. In addition, we expect competition to increase, particularly in the market for rehabilitation services, as consolidation of the physical therapy industry continues through the acquisition by hospitals and large health care companies of physician-owned and other privately owned physical therapy practices. We will also compete with our competitors in connection with acquisition opportunities.

Failure to obtain managed care contracts and legislative changes could adversely affect our business.

There can be no assurance that our owned or managed practices will be able to obtain managed care contracts. These practices’ future inability to obtain managed care contracts in their markets could have a material adverse effect on our business, financial condition or results of operation. In addition, federal and state legislative proposals have been introduced that could substantially increase the number of Medicare and Medicaid recipients enrolled in HMOs and other managed care plans. We will, through these practices, derive a substantial portion of our revenue from Medicare and Medicaid. In the event such proposals are adopted, there can be no assurance that these practices will be able to obtain contracts from HMOs and other managed care plans serving Medicare and Medicaid enrollees. Failure to obtain such contracts could have a material adverse effect on the business, financial condition and results of operations. Even if we are able to enter into managed care contracts, the terms of such agreements may not be favorable to us.

Risks Associated with our Industry.

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

A significant source of the revenues generated by our owned practices, the managed practices and the limited management practices is derived from governmental payors. These governmental payors have taken and may continue to take steps designed to reduce the cost of medical care. Private payors often follow the lead of governmental payors, and private payors have been taking steps to reduce the cost to them of medical care. A change in the makeup of the patient mix that results in a decrease in patients covered by private insurance or a shift by private payors to other payment structures could also adversely affect our business, financial condition and results of operations. If reductions in reimbursement occur, the revenues generated by the owned practices, the managed practices and the limited management practices could shrink. This shrinkage would cause a reduction in our revenues. Accordingly, our business could be adversely affected by reductions in or limitations on reimbursement amounts for medical services rendered, payor mix changes or shifts by payors to different payment structures.

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

A majority of our revenue in 2004 was generated by our operations in nine states. In particular, Florida accounted for approximately 32% of our revenue in 2004. Adverse changes or conditions affecting these particular markets, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our financial condition and results of operations.

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

Section 1877 of Title 18 of the Social Security Act, commonly referred to as the “Stark Law”, prohibits a physician from making a referral to an entity for the furnishing of Medicare-covered “designated health services” if the physician (or an immediate family member of the physician) has a “financial relationship” with that entity. “Designated health services” include clinical laboratory services; physical and occupational therapy services; radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services (including the professional component of such diagnostic testing, but excluding procedures where the imaging modality is used to guide a needle, probe or catheter accurately); radiation therapy services and supplies; durable medical equipment and supplies; home health services; inpatient and outpatient hospital services; and others. A “financial relationship” is defined as an ownership or investment interest in or a compensation arrangement with an entity that provides designated health services. Sanctions for prohibited referrals include denial of Medicare payment and civil money penalties of up to $15,000 for each service ordered.

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

Violation of the Anti-Kickback Statute is a felony and criminal conviction results in a fine of not more than $25,000, imprisonment for not more than five years, or both. Further, the Secretary of the Department of Health and Human Services has the authority to exclude violators from all federal health care programs and/or impose civil monetary penalties of $50,000 for each violation and assess damages of not more than three times the total amount of remuneration offered, paid, solicited or received.

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

The HIPAA Transactions Rule establishes format and data content standards for eight of the most common health care transactions. When we perform billing and collection services for our owned practices or managed practices we may be engaging in one of more of these standard transactions and will be required to conduct those transactions in compliance with the required standards. The HIPAA Privacy Rule restricts the use and disclosure of patient information, requires covered entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically. We may be required to make costly system purchases and modifications to comply with the HIPAA requirements that will be imposed on us and our failure to comply may result in liability and adversely affect our business.

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

Risks Related to Our Common Stock.

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

The revised corporate governance requirements of the American Stock Exchange require compliance before July 31, 2005, at the latest. These requirements will obligate us to implement additional corporate governance practices. These new rules and regulations will increase our legal and financial compliance costs, and make some activities more difficult, time-consuming and costly.

In addition, the new requirements necessitated changes in our board of directors and board committees. As a result, at our annual meeting of stockholders held on November 12, 2004 our shareholders elected three new, independent directors. As a result, the majority of our directors are independent directors. Furthermore, our audit committee, compensation committee and stock option committee are all comprised of directors which are independent. See “Management”.

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

There is a limited market for our common stock. There can be no assurance that an active trading market for the common stock will be developed or maintained. Historically, the market prices for securities of companies like us have been highly volatile. In fact, since January 1, 2002, our common stock price has ranged from a low $0.12 to a high of $4.49 (as determined on a reverse-split basis). The market price of the shares could continue to be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares, announcements of potential business acquisitions, and changes in general market conditions.

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

Officers and directors of PainCare and its subsidiaries hold shares of common stock representing approximately 25.3% of the outstanding shares entitled to vote on matters presented to our stockholders (including shares issuable upon exercise of stock options and warrants). Our management will therefore exercise significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may delay or prevent a change of control of us, even if such change of control would benefit our other stockholders.

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

Item 7.  Financial Statements

Financial Statements. The Financial Statements required by this Item are included at the end of this report beginning on Page F-1 as follows:

F-1

Independent Auditors' Report

F-2

Consolidated Balance Sheets

As of December 31, 2004 and 2003

F-3

Consolidated Statements of Operations

For The Years Ended December 31, 2004 and 2003

F-4

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2004 and 2003

F-5

Consolidated Statements of Stockholders’ Equity

For The Years Ended December 31, 2004 and 2003

F-6

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

F-7

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8.A Controls and Procedures

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

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Person

Board of Directors and Executive Officers

The following table sets forth the directors and executive officers of the Company as of December 31, 2004.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors.

Executive Officer's Name

Age

Positions

Randy Lubinsky

 52

Chief Executive Officer and Director

Mark Szporka

 49

Chief Financial Officer and Director

Ronald Riewold

 57

President and Director

Merrill Reuter, M.D.

 44

President of AOSF and Chairman of the Board

Jay Rosen, M.D

.46

Director

Arthur J. Hudson

 53

Director

Robert Fusco

 54

Director

Antonio DiSclafani, M.D.

 49

Director

Aldo F. Berti, M.D.

 57

Director

Thomas J. Crane

 47

Director

Randy Lubinsky, Chief Executive Officer and Director of the Company, joined PainCare on August 1, 2000 and brings over 30 years experience as a healthcare entrepreneur and investment banker.  He has successfully built businesses from the start-up phase in the healthcare and real estate industries, and has assisted several public companies in implementing roll-up strategies. In March of 2000, Mr. Lubinsky co-founded Quest Capital Partners, LC in Orlando, Florida, an investment banking firm specializing in healthcare where he acted as Managing Director until he joined PainCare in August of 2000. From September of 1999 until March of 2000, Mr. Lubinsky served as a Director of Cloverleaf Capital Advisors, L.L.C., an investment banking firm specializing in healthcare and e-learning, located in Ocoee, Florida. From November of 1998 until May of 2000, Mr. Lubinsky was Executive Vice President of Ivanhoe Medical Systems, Inc., an Ocoee, Florida based healthcare company which was acquired by publicly-traded Medical Industries of America, Inc.  He also assisted Medical Industries of America in implementing its active acquisition strategy and served as Chief Executive Officer of its Air Ambulance division.  From 1994 to 1998, Mr. Lubinsky was founding Director and Chief Executive Officer of Pain Rehabilitation Network, a Maitland, Florida medical management company which owned or managed 40 medical practices.  From 1987 until 1994, he was Chief Executive Officer of Medical Equity, Inc., an investment banking and management company focused on the healthcare industry.  During this period, Mr. Lubinsky also founded MedX West, Inc., a distributor of medical equipment.  From 1981 to 1987, Mr. Lubinsky served as President and Chief Executive Officer of Florida Equity Group, a real estate development and mortgage banking entity.  Prior to founding Florida Equity Group, he served as Senior Vice President of real estate lending for American Savings of Miami, a New York Stock Exchange company.  Mr. Lubinsky received a BA degree in finance from Florida International University.

Mark Szporka, Chief Financial Officer and Director of the Company, joined PainCare on August 1, 2000 and has in excess of 25 years experience as an investment banker, chief financial officer and strategic planner.  In March of 2000, he co-founded Quest Capital Partners, LC in Orlando, Florida, an investment banking firm specializing in healthcare where he acted as a Director until he joined PainCare in August of 2000. From September of 1999 until March of 2000, Mr. Szporka served as a Director of Cloverleaf Capital Advisors, L.L.C., an investment banking firm specializing in healthcare and e-learning, located in Ocoee, Florida. From May of 1999 until September of 2000, Mr. Szporka served as Chief Financial Officer of BackGenesis, Inc., a publicly-traded healthcare company headquartered in Ocoee, Florida.  From October 1998 until May of 1999, Mr. Szporka served as CFO for Ivanhoe Medical Systems, Inc. located in Ocoee, Florida. From 1995 to 1998, Mr. Szporka was a principal of a private investment company and during this period served as Chief Financial Officer of Carpet Barn, Inc., a $40 million public floor covering company in Las Vegas, Nevada.  Prior to 1995, Mr. Szporka served as Managing Director of AMI Holding Corporation, Inc., a healthcare company located in Westland, Michigan, where he also served as Chief Financial Officer of all affiliates.  Prior to joining AMI, Mr. Szporka was Director of Corporate Finance Consulting for Arthur Andersen & Co. where he established and managed investment banking practices for middle-market companies in Detroit, Boston and Philadelphia.  Mr. Szporka was Managing Director at Security Pacific Merchant Bank with overall nationwide responsibility for investment banking services for real estate and hospitality companies.  Previously, he served as Vice President in the investment banking divisions of Paine Webber and E.F. Hutton.  In addition, he was Director of Strategic Planning at Joseph E. Seagram & Sons.  Mr. Szporka received a MBA from the University of Michigan and a BBA from the University of Notre Dame.  He is a Certified Public Accountant (non-active) in New York.

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

Merrill Reuter, M.D., Chairman of the Board of the Company and President of Advanced Orthopaedics of South Florida, Inc.  Dr. Reuter founded Advanced Orthopaedics of South Florida II, Inc. in Lake Worth, Florida in 1992 and from that date until the present serves as its President and Medical Director.  He received a BS degree from Tulane University in 1982 and a Masters in Medical Science and a Medical Degree from Brown University in 1986.  Dr. Reuter completed his General Surgical Internship and Orthopedic Surgery Residency Training Program at the University of Texas Medical Branch in Galveston, Texas.

Jay L. Rosen, M.D., Director of the Company, joined PainCare on October 1, 2000. Dr. Rosen resigned as President effective February 7, 2003, but remains on the Company’s board. Dr. Rosen has over 15 years experience as a healthcare entrepreneur. Since 1992, he has and continues to serve as Chief Executive Officer and Executive Director of Tampa Bay Surgery Center, Inc., an outpatient surgical facility that specializes in minimally invasive spinal surgery and pain management procedures in Tampa, Florida.  During his tenure with Tampa Bay Surgery Center, Dr. Rosen has successfully developed and managed outpatient surgery, diagnostic, specialized ambulatory treatment and physical rehabilitation centers.  He also is active in managing Seven Springs Surgery Center in New Port Richey, Florida. From 1988 to 1992, Dr. Rosen served as Vice President and Director of Development for Physician’s Technical Systems, Inc., a medical ambulatory development company located in New York. From 1983 to 1988, he was President and co-founder of NMR Diagnostic Centers, Inc., a diagnostic center development and management company.  Dr. Rosen received a BS degree from Fordham University and Medical Degree from Cetec University. He did graduate medical research at Hahnemann University in Philadelphia and the Medical Center at SUNY at Stony Brook.  Dr. Rosen is a Diplomat of the American Board of Quality Assurance and Utilization Review Physicians.  He currently serves on the Board of Directors for Tampa Bay Surgery Center, Inc., Tampa Bay Surgery Associates, Inc., Rehab One, Inc., Open MRI & Diagnostic Center, Inc., Immuvac, Inc., and Intellicare, Inc.

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

Antonio DiSclafani, M.D., was elected as a Director of the Company at its annual meeting on November 12, 2004. Since 1993, Dr. DiSclafani has provided physician and neurosurgical services to Ocala Neurosurgical Center located in Ocala, Florida. Dr. DiSclafani has published numerous academic articles and presented at medical conferences all over the country. Dr. DiSclafani is a Fellow at the American College of Surgeons and the American Academy of Pediatrics. In 1981 Dr. DiSclafani completed his surgical internship at the University of Tennessee and completed his residency at the University of Tennessee in 1987.

Aldo F. Berti, M.D., was elected as a Director of the Company at its annual meeting on November 12, 2004. Since 1980, Dr. Berti has owned and provided physician and neurosurgical services to Aldo F. Berti, M.D. P.A. located in Miami, Florida.   Additionally, Dr. Berti is an international medical and neurosurgical consultant, having published numerous academic articles and presented extensively at Medical Conferences worldwide.   Dr. Berti has developed an expertise, and has a special interest, in complex spinal surgery, pain management, and spine rehabilitation.  Dr. Berti is the Associate Director for Latin America at the Gamma Knife Institute at Jackson Memorial Medical Center at the University of Miami School of Medicine. Dr. Berti is a Fellow at the American College of Surgeons and the American Academy of Pediatrics.  Dr. Berti has pioneered the field of CyberKnife Radiosugery in the State of Florida by having performed the first procedure in December of 2003.  In the past Dr. Berti has been elected as chief of neurosurgery and chief of the department of surgery at Cedars Medical Center of Miami.  Dr. Berti is affiliated with the following hospitals: Cedars Medical Center, Miami, Florida; Jackson Memorial Medical Center -Gamma Knife Institute, Miami, Florida; North Shore Medical Center, Miami, Florida; Palm Springs Hospital, Miami, Florida; and South Miami Hospital, Miami, Florida.

Thomas J. Crane, was elected as a Director of the Company at its annual meeting on November 12, 2004. Since January 1991, Mr. Crane has owned and operated a specialized law practice located in Naples, Florida.  Beginning in 2000, Mr. Crane formed, and currently acts as the Managing Director, of Cloverleaf Capital International, LLC, an investment banking firm focused on media, technology, and health care.  In 1990, Mr. Crane founded and became

President/CEO of Southwestern Broadcasting Corporation (SBC), a Naples, Florida based radio station group owner.   In August of 1998, SBC sold its assets to Broadcast Entertainment Corporation (BEC), an affiliated company operating radio stations in Texas, New Mexico, and California.   Mr. Crane was, at the time of the sale, and remains a principal shareholder and Chairman of the Board of Directors of BEC, with its corporate offices located in Clovis, New Mexico.   Mr. Crane also sits on the Boards of Compass Knowledge Holdings, Inc. based in Ocoee, Florida and XTEL, Inc., a telecommunications network based in Miami, Florida, and has published several legal articles concerning media, broadcasting, and communications.    Mr. Crane holds a Juris Doctor degree from the University of Miami School of Law, Miami, Florida, a Bachelor of Arts degree from Florida State University, Tallahassee, Florida and a Certificate of Languages from the University of Paris (Sorbonne), Paris, France. Mr. Crane is licensed to practice law in the States of Florida and Texas.

Committees and Meetings

The Board of Directors held 7 meetings in 2004 and each director of the Board attended either in person or via teleconference. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below.

•

The Company has established a standing Audit Committee and a Compensation Committee. The Audit Committee recommends to the Board of Directors an accounting firm to serve as the Company’s independent accountants, reviews the scope and results of the annual audit of the Company’s consolidated financial statements, reviews nonaudit services provided to the Company by the Company’s independent accountants and monitors transactions among the Company and its affiliates, if any.  The Audit Committee currently consists of Mr. Fusco, who is the Chairman, Mr. Hudson and Mr. Crane, who are all independent under American Stock Exchange and SEC rules.  The Board of Directors has determined that Mr. Fusco is an Audit Committee Financial Expert.

The Compensation Committee is responsible for supervising the Company’s compensation policies, administering the employee incentive plans, reviewing officers’ salaries and bonuses, approving significant changes in employee benefits and recommending to the Board such other forms of remuneration as it deems appropriate.  The Compensation Committee currently consists of Mr. Crane, who is the Chairman, Dr. Berti and Mr. Hudson, who are all independent under American Stock Exchange and SEC rules.

The Stock Option Committee is responsible for supervising and administering the Company’s Stock Option Plan, approving significant changes in the Plan and recommending to the Board such other forms of remuneration as it deems appropriate.  The Stock Option Committee currently consists of Mr. Crane, who is the Chairman, Dr. DiSclafani and Mr. Hudson, who are all independent under American Stock Exchange and SEC rules.

Board of Directors Interlocks and Insider Participation

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company board, saving our subsidiary boards.

Director Compensation

Cash fees and stock options will be paid to non-employee directors of the Company by the Company for service on the Board of Directors.  For being elected to serve during the term year of 2004-2005 on the Board of Directors, Arthur Hudson, Robert Fusco, Jay Rosen, M.D., Thomas Crane, Antonio DiSclafani, M.D. and Aldo Berti, M.D. have each received 25,000 options, exercisable at $2.97 per share and cash compensation of $5,000.00.  In addition, they will receive cash compensation based on the committees they serve on as follows: $5,000.00 for the Audit Committee, $2,500.00 for the Stock Option Committee and $2,500.00 for the Compensation Committee. Directors of the Company who are also officers of the Company receive no additional compensation for their service as directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the board of directors.

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

Code of Ethics

We have adopted a Code of Conduct and Ethics and it applies to all Directors, Officers and employees.  A copy of the Code of Conduct and Ethics is posted on our website and we will provide a copy to any person without charge.  If you require a copy, you can download it from our website or alternatively, contact us by facsimile or email and we will send you a copy.

Item 10.  Executive Compensation

The following table sets forth compensation paid by the Company to each person who served in the capacity of Chief Executive Officer during 2002, 2003 and 2004, and other officers of the Company whose total annual salary and bonus for the fiscal years ended, December 31, 2002, December 31, 2003 and December 31, 2004 exceeded $100,000 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Long Term Compensation Awards
		Annual Compensation			Awards		Payouts
Name & Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation	Restricted Stock Award(s)$	Securities Underlying Options (#)	LTIP Payouts ($)
Randy Lubinsky, CEO (1)(4)	2004 2003 2002	$262,500 $220,833 $200,000	$300,000 $ 46,739 $-0-	$ 20,603 $ 19,390 $ 18,299	$-0- $-0- $-0-	100,000 1,050,000 1,000,000	$-0- $-0- $-0-

Mark Szporka, CFO (2)(4)	2004 2003 2002	$237,500 $195,833 $175,000	$250,000 $ 46,739 $-0-	$ 24,522 $ 24,406 $ 21,539	$-0- $-0- $-0-	100,000 1,050,000 1,000,000	$-0- $-0- $-0-

Ronald Riewold, President (3)(5)	2004 2003	$183,333 $175,000	$125,000 $-0-	$ 24,522 $ 24,248	$-0- $-0-	1,250,000 -0-	$-0- $-0-

(1)

Randy Lubinsky has served as our Director and the Chief Executive Officer since our reorganization on August 1, 2000. Pursuant to an employment agreement entered into in August 2000 and amended on August 1, 2002, Mr. Lubinsky received annual salary payments equal to $200,000 and certain perquisites and other benefits. This employment agreement was subsequently amended on August 1, 2003, increasing Mr. Lubinsky’s annual salary to $250,000. This employment agreement was subsequently amended again on August 1, 2004, increasing Mr. Lubinsky’s annual salary to $280,000. For the fiscal year ended December 31, 2004, the Company paid Mr. Lubinsky a car allowance of $12,000 and paid health and dental insurance premiums of $8,603.08.  See "Employment Agreements."

(2)

Mark Szporka has served as a Director and Chief Financial Officer since our reorganization on August 1, 2000. Pursuant to an employment agreement entered into in August 2000 and amended August 1, 2002. Mr. Szporka received annual salary payments equal to $175,000 and certain perquisites and other benefits. This employment agreement was subsequently amended on August 1, 2003, increasing Mr. Szporka’s annual salary to $225,000. This employment agreement was subsequently amended again on August 1, 2004, increasing Mr. Szporka’s annual salary to $255,000. For the fiscal year ended December 31, 2004, the Company paid Mr. Szporka a car allowance of $12,000 and paid health and dental insurance premiums of $12,521.70.  See "Employment Agreements."

(3) Ronald Riewold has served as a Director since November 8, 2002 and President since February 7, 2003. Pursuant to an employment agreement entered into in February 2003, Mr. Riewold receives annual salary payments equal to $175,000 and certain perquisites and other benefits. This employment agreement was subsequently amended on November 2, 2004, increasing Mr. Riewold’s annual salary to $225,000. For the fiscal year ended December 31, 2004, the Company paid Mr. Riewold a car allowance of $12,000 and paid health and dental insurance premiums of $12,521.70.  See "Employment Agreements."

(4)

Two hundred thousand (200,000) options were granted to Mr. Lubinsky and (200,000) options were granted to Mr. Szporka on August 1, 2000 under the Company's 2000 Stock Option Plan. One million (1,000,000) options were granted to Mr. Lubinsky and (1,000,000) options were granted to Mr. Szporka on August 1, 2002 under the Company’s 2001 Stock Option Plan. One Hundred Fifty thousand (150,000) options were granted to Mr. Lubinsky and (150,000) options were granted to Mr. Szporka on June 2, 2003 under the Company’s 2001 Stock Option Plan. Nine Hundred thousand (900,000) options were granted to Mr. Lubinsky and (900,000) options were granted to Mr. Szporka on September 11, 2003 under the Company’s 2001 Stock Option Plan. One hundred thousand

(100,000) options were granted to Mr. Lubinsky and (100,000) options were granted to Mr. Szporka on August 1, 2004.  Except for the initial 200,000 options granted to Messrs. Lubinsky and Szporka which were exercised by these individuals in February 2005, none of these options have been exercised to date.

(5) Seven hundred Seventy-Five thousand (775,000) options previously granted to Mr. Riewold immediately vested upon the execution of his employment agreement in February 2003. Four hundred seventy-five thousand (475,000) options were granted to Mr. Riewold on February 7, 2004 and seven hundred seventy-five thousand (775,000) options were granted to Mr. Riewold on October 16, 2004.  None of these options have been exercised to date.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,468,691	1.97	1,034,750

Equity compensation plans not approved by security holders	0	0	0

Stock Option Grants

The following table sets forth information regarding grants of stock options during fiscal year ending December 31, 2004 made to the Named Executive Officers who have received Company option grants.

Stock Option Grants In 2004

Name	Number of Securities Underlying Stock Options Granted (#)	Percent of Total Stock Options Granted to Employees in Fiscal 2004	Exercise or Base Price ($/Sh)	Expiration Date
Randy Lubinsky	100,000	5.4%	$3.08	8/1/09
Mark Szporka	100,000	5.4%	$3.08	8/1/09
Ronald Riewold	475,000	25.6%	$3.02	2/7/09
Ronald Riewold	775,000	41.8%	$1.90	10/16/09

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning the exercise of options during the year ended December 31, 2004 and unexercised options held as of the end of fiscal 2004.

Name	Shares Received on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) (1) Exercisable/Unexercisable
Randy Lubinsky	0	0	1,350,000 / 1,000,000	2,509,500 / 1,336,000
Mark Szporka	0	0	1,350,000 / 1,000,000	2,509,500 / 1,336,000
Ronald Riewold	0	0	1,025,000 / 1,000,000	1,800,600 / 754,400

(1) Calculate based on the fair market value of $3.08 per share at the close of trading on December 31, 2004 as reported by the AMEX, minus the exercise price of the option.

Employment Agreements

Randy Lubinsky, CEO. Mr. Lubinsky serves as Chief Executive Officer of the Company for a term expiring on July 31, 2008. The principal terms of Mr. Lubinsky’s employment agreement are as follows: (i) an annual salary of $280,000, which may be increased from time to time at the discretion of the board of directors; (ii) stock options to purchase 200,000 shares of PainCare’s common stock at an exercise price of $.05 per share; (iii) stock options to purchase 1,000,000 (exercisable at $1.00 per share) shares of the Company’s common stock of which 400,000 shares vest in year one and 200,000 shares vest ratably over the balance of the contract; (iv) stock options to purchase 900,000 (exercisable at $1.93 per share) shares of PainCare’s common stock which vest at 50,000 shares per contract year in years one through three and 250,000 shares per year in contract years four through six; (v) stock options to purchase 100,000 (exercisable at $3.08 per share) shares of the Company’s common stock; (vi) health, dental and disability insurance coverage; (vii) term life insurance; (viii)  an annual bonus equal to 4% of the Company’s EBITDA, and (ix)  such as other benefits as the Company may provide for its officers in the future.

Mark Szporka, CFO. Mr. Szporka serves as Chief Financial Officer for the Company for a term expiring on July 31, 2008. The principal terms of Mr. Szporka’s employment agreement are as follows: (i) an annual salary of $255,000, which may be increased from time to time at the discretion of the board of directors; (ii) stock options to purchase 200,000 shares of PainCare’s common stock at an exercise price of $.05 per share; (iii) stock options to purchase 1,000,000 (exercisable at $1.00 per share) shares of the Company’s common stock of which 400,000 shares vest in year one and 200,000 shares vest ratably over the balance of the contract; (iv) stock options to purchase 900,000 (exercisable at $1.93 per share) shares of PainCare’s common stock which vest at 50,000 shares per contract year in years one through three and 250,000 shares per year in contract years four through six; (v) stock options to purchase 100,000 (exercisable at $3.08 per share) shares of the Company’s common stock; (vi) health, dental and disability insurance coverage; (vii) term life insurance; (viii)  an annual bonus equal to 4% of the Company’s EBITDA, and (ix)  such as other benefits as the Company may provide for its officers in the future.

Ronald Riewold, President. Mr. Riewold serves as President for the Company for a term expiring on January 31, 2009. The principal terms of Mr. Riewold’s employment agreement are as follows: (i) an annual salary of $225,000, which may be increased from time to time at the discretion of the board of directors; (ii) stock options to purchase 775,000 shares of PainCare’s common stock (exercisable at $1.00 per share), which fully vested on February 7, 2003; (iii) stock options to purchase 475,000 (exercisable at $3.02 per share) shares of the Company’s common stock which vest prorata over 5 years; (iv) stock options to purchase 775,000 (exercisable at $1.90 per share) shares of the Company’s common stock which vest prorata over 5 years; (v) health, dental and disability insurance coverage; (vi) term life insurance; (vii)  an annual bonus equal to 3.3% of the Company’s EBITDA, and (viii)  such as other benefits as the Company may provide for its officers in the future.

Merrill Reuter, M.D. Advanced Orthopaedics of South Florida II, Inc. (“AOSF”), a wholly-owned subsidiary of the Company, entered into an employment agreement with Merrill Reuter, M.D. to serve as its President and Medical Director for an initial term expiring on December 31, 2009. This employment agreement was amended during 2004 which extended the term through December 31, 2011. The principal terms of Dr. Reuter’s amended employment agreement are as follows: (i) an annual salary of $300,000 during fiscal year 2004, $500,000 during fiscal year 2005 and $700,000 per year for each year thereafter; (ii) stock options to purchase shares of the Company’s common stock as approved by the stock option committee of the Company; and (iii) health and disability insurance coverage. In the event that AOSF terminates the agreement “Without Cause” or Dr. Reuter terminates the agreement “For Cause”, Dr. Reuter will receive a lump sum severance payment of $500,000.

Item 11.  Security Ownership of Management and Principal Stockholders

The following table sets forth certain information as of December 31, 2004 as to the number of shares of the Company common stock that will be beneficially owned by: (i) each person that beneficially owns more than 5% of the outstanding shares of the Company common stock; (ii) each director of the Company; (iii) the Chief Executive Officer and the four other most highly compensated executive officers of the Company; and (iv) the Company executive officers and directors as a group.

The holders listed below will have sole voting power and investment power over the shares beneficially held by them. The table below includes shares subject to options, warrants and convertible notes.

Beneficial Ownership (1)

Name of Beneficial Owner	Shares	Percent	Current Position

Merrill Reuter, M.D. (2)

1,850,000

4.5%

Chairman of the Board,

President - AOSF

Randy Lubinsky (3) (11)

2,179,439

5.1%

CEO and Director

Mark Szporka (4) (11)

2,127,340

5.0%

CFO and Director

Ronald Riewold (5)

1,020,000

2.4%

President and Director

Jay Rosen, M.D. (6)

    400,000

1.0%

Director

Arthur J. Hudson (7) (11)

  645,000

1.5%

Director

Robert Fusco (8)

    95,000

    *

Director

Antonio DiSclafani, M.D. (9)

1,538,461

3.7%

Director

Thomas J. Crane (12)

         4,000

     *

Director

Aldo F. Berti, M.D.

        -0-

  -0-

Director

John Vick (10)

1,700,000

4.1%

N/A

Mazama Capital Management Inc.(12) 2,547,900

6.1%

N/A

All officers, directors, and affiliates

11,559,240

27.3%

as a group (11 persons)

*Less than 1%

(1)

Based on an aggregate of 41,512,833 shares of the Company's common stock outstanding as of December 31, 2004.

(2)

Includes the impact of the merger on January 1, 2001 between the Company’s subsidiary, PainCare Acquisition Company I, Inc., and Advanced Orthopaedics of South Florida, Inc., of which Dr. Reuter was a stockholder, at which time Dr. Reuter received 1,850,000 shares of common stock and $1,239,000 in convertible debentures which were paid in full in February of 2004.

(3)

Includes options issued pursuant to the Company’s stock option plans (the “Plans”) to acquire (i) 200,000 shares of common stock at $0.05 per share; (ii) 800,000 shares of common stock at $1.00 per share; (iii) 100,000 shares of our common stock at $1.93 per share; and (iv) 100,000 shares of common stock at $3.08 per share.

(4)

Includes Plan options to acquire (i) 200,000 shares of common stock at $0.05 per share; (ii) 800,000 shares of common stock at $1.00 per share; (iii) 100,000 shares of common stock at $1.93 per share; and (iv) 100,000 shares of common stock at $3.08 per share.

(5)

Includes warrant to acquire 25,000 shares of common stock at $0.75 per share all of which have vested, Plan options to acquire 775,000 shares of common stock at $1.00 per share, which options are fully vested, and Plan options to acquire 95,000 shares at $3.02 per share. Does not include Plan options to acquire 380,000 shares at $3.02 per share, which have not yet vested.

(6)

Includes Plan options to acquire 200,000 shares of common stock at $0.05 per share, which options are fully vested.

(7)

Includes Plan options to acquire (i) 70,000 shares of common stock at $0.70 per share; (ii) 100,000 shares of common stock at $1.00 per share; and (iii) 25,000 shares of common stock at $2.40 per share.

(8)

Includes Plan options to acquire (i) 70,000 shares of common stock at $0.70 per share; and (ii) 25,000 shares of common stock at $2.40 per share.

(9)

Includes 1,538,461 shares which were obtained as a result of a private placement of the Company’s common stock during 2002. These shares are owned by the Donna Louise DiSclafani Revocable Trust (10/22/02) and Dr.  DiSclafani may be deemed to share beneficial ownership of these shares.

(10)

Does not include 850,000 shares that are issuable if certain earnings goals are met and 350,000 shares that are issuable upon exercise of options at an exercise price of $2.50 per share which are not presently exercisable.

(11)

Includes Plan options to acquire 150,000 shares of common stock at $2.25 per share, which were granted and fully vested in accordance with a personal guarantee provided by each Messrs. Lubinsky, Szporka and Hudson with respect to the guarantee of a WCMA line of credit with Merrill Lynch Business Financial Services, Inc. This line of credit was subsequently closed in February of 2004.

(12)

These shares were acquired in a private transaction in 2002

(13)

The information is based solely upon a Schedule 13G filed with the SEC

Item 12.  Transactions with Management and Other Related Parties

During 2003, Quest Capital Partners, LC (“Quest”), an entity controlled by the Company’s Chief Executive Officer, Randy Lubinsky, and Chief Financial Officer, Mark Szporka, received the balance of $38,683 in management fees owed by Rothbart Pain Management Clinic, Inc. outstanding from December 31, 2002. There was no outstanding balance between Quest and Rothbart Pain Management Clinic, Inc. as of December 31, 2003. There is no ongoing arrangement for these services as this relationship was terminated effective November 20, 2000.

Item 13.   Exhibits and Reports on Form 8-K

(a)

Documents filed as part of this Report.

1.  Financial Statements (appearing at the end of this Report)

F-1

Independent Auditors' Report

F-2

Consolidated Balance Sheets

As of December 31, 2004 and 2003

F-3

Consolidated Statements of Operations

             For The Years Ended December 31, 2004 and 2003

F-4

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2004 and 2003

F-5

Consolidated Statements of Stockholders’ Equity

For The Years Ended December 31, 2004 and 2003

F-6

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

F-7

2.

Exhibits

INDEX TO EXHIBITS

NO.

DESCRIPTION OF EXHIBIT

3.01

Articles of Incorporation

3.02

By-Laws(1)

4.1

2000 Stock Option Plan of PainCare, Inc.(1)

4.2

2001 Stock Option Plan of PainCare, Inc.(1)

10.01

Agreement and Plan of Reorganization By and Among HelpMate Robotics, Inc., HelpMate Robotics Subsidiary, Inc., and PainCare, Inc.(1)

10.02

Agreement to Extend Closing By and Among Helpmate Robotics, Inc., HelpMate Robotics Subsidiary, Inc., and PainCare, Inc.(2)

10.03

Employment Agreement by and between PainCare, Inc. and Randy Lubinsky dated August 1, 2001(2)

10.04

Employment Agreement by and between PainCare, Inc. and Jay Rosen, M.D. dated October 1, 2001(2)

10.05

Employment Agreement by and between PainCare, Inc. and Mark Szporka dated August 1, 2001(2)

10.06

7.5% Convertible Debenture Purchase Agreement(3)

10.07

Form of 7.5% Convertible Debenture(3)

10.08

Form of Warrant(3)

10.09

Registration Agreement(3)

10.10

Securities Purchase Agreement for February 2007 Note (4)

10.11

Securities Purchase Agreement for March 2007 Note(4)

10.12

Form of February 2007 Note(4)

10.13

Form of March 2007 Note(4)

10.14

Form of Warrant Issued in connection with February 2007 Note(4)

10.15

Form of Warrant Issued in connection with March 2007 Note(4)

10.16

Form of Registration Rights Agreement for both Notes(4)

10.17

Registration Statement filed with the SEC on  September 3, 2004

10.18

Securities Purchase Agreement for 7.5% Convertible debenture due June 2007 (the "2007 Debenture")(5)

10.19

Securities Purchase Agreement for Secured Convertible term note due June 2007 (the "2007 Note")(5)

10.20

Form of 2007 Debenture(5)

10.21

Form of 2007 Note(5)

10.22

Form of Warrant issued in connection with 2007 Debenture(5)

10.23

Form of Warrant issued in connection with 2007 Note(5)

10.24

Form of Registration Rights Agreement for 2007 Debenture(5)

10.25

Form of Registration Rights Agreement for 2007 Note(5)

10.26

Proposed form of Underwriting Agreement(6)

10.27

Merger Agreement and Plan of Reorganization by and among PainCare Holdings, Inc., Rew Merger Corp., Robert E. Wright, M.D. and Kenneth M. Alo, M.D.(7)

10.28

Agreement of Purchase and Sale by and among PainCare Holdings, Inc. and Georgia Pain Physicians(8)

10.29

Agreement and Plan of Reorganization by and among PainCare Holdings, Inc. and Georgia Surgical Centers, Inc.(8)

10.30

Merger Agreement and Plan of Reorganization by and among PainCare Holdings, Inc. and Dynamic Rehabilitation Centers, Inc.(9)

10.31

Merger Agreement and Plan of Reorganization by and among PainCare Holdings, Inc. and Rick Taylor D.O., P.A.(10)

10.32

Merger Agreement and Plan of Reorganization by and among PainCare Holdings, Inc. and Ben Zolper, M.D.(11)

10.33

Asset Purchase Agreement by and among PainCare Holdings and The Center for Pain Management, LLC(12)

21.1

Subsidiaries of the Company

31.1

Certification of Chief Executive Officer of Paincare Holdings, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2

Certification of Chief Financial Officer of Paincare Holdings, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1

Certifications of Chief Executive Officer and Chief Financial Officer of PainCare Holdings, Inc. pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification Pursuant to 18 U.S.C. 1350 of Chief Financial Officer

(1)

Previously filed with the SEC with the Company’s Form S-4 on January 4, 2002

(2)

Previously filed with the SEC on the Company's Form S-4/A on March 25, 2002

(3)

Previously filed with the SEC on the Company's Form S-3 on January 30, 2004

(4)

Previously filed with the SEC on the Company's Form S-3 on April 30, 2004

(5)

Previously filed with the SEC on the Company's Form S-3 on September 8, 2004

(6)

Previously filed with the SEC on the Company's Form S-3/A on September 22, 2004

(7)

Previously filed with the SEC on the Company's Form 8-K on May 19, 2004

(8)

Previously filed with the SEC on the Company's Form 8-K on June 3, 2004

(9)

Previously filed with the SEC on the Company's Form 8-K on June 9, 2004

(10)

Previously filed with the SEC on the Company's Form 8-K on June 10, 2004

(11)

Previously filed with the SEC on the Company's Form 8-K on July 16, 2004

(12)

Previously filed with the SEC on the Company's Form 8-K on December 7, 2004

All Exhibits except as otherwise noted below are filed with this Form 10-KSB

(b)

Reports on Form 8-K

Form 8-K filed with the Commission on December 7, 2004.

Form 8-K filed with the Commission on November 9, 2004.

Item 14.

Principal Accounting Fees and Services

The following table shows the audit fees we were billed by our auditors for fiscal 2004 and 2003.

	2004	2003

Audit fees	$ 51,120	$ 40,000
Audit related fees	99,504	30,000
Tax fees	9,210	5,250
Total	$159,834	$ 75,250

Audit fees were for the audit of our annual financial statements, review of financial statements included in our 10-QSB quarterly reports, and services that are normally provided by independent auditors in connection with our other filings with the SEC.  This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of our interim financial statements.

Audit related fees include due diligence in connection with acquisitions, consultation on accounting and internal control matters and audits in connection with proposed or consummated acquisitions.

Tax fees related to services for tax consultation, tax compliance and submitting tax returns.

As part of its duties, our Audit Committee pre-approves audit and non-audit services performed by our independent auditors in order to assure that the provision of such services does not impair the auditors’ independence.  Our Audit Committee does not delegate to management its responsibilities to pre-approve services performed by our independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PAINCARE HOLDINGS, INC.

Date:

March 16, 2005

By: /s/ RANDY LUBINSKY

Chief Executive Officer and Director

Date:    March 16, 2005

By: /s/ MARK SZPORKA

Chief Financial and Accounting Officer

and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ RONALD RIEWOLD

President and Director

March 16, 2005

/s/ JAY ROSEN, M.D.

Director

March 16, 2005

/s/ MERRILL REUTER, M.D.

Director

March 16, 2005

/s/ ARTHUR J. HUDSON

Director

March 16, 2005

/s/ ROBERT FUSCO

Director

March 16, 2005

/s/ ANTONIO DISCLAFANI, M.D.

Director

March 16, 2005

/s/ ALDO F. BERTI, M.D.

Director

March 16, 2005

/s/ THOMAS J. CRANE

Director

March 16, 2005

PART F/S

PAINCARE HOLDINGS, INC.

CONTENTS

Independent Auditors' Report

F-2

Consolidated Balance Sheets

As of December 31, 2004 and 2003

F-3

Consolidated Statements of Operations

For The Years Ended December 31, 2004 and 2003

F-4

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2004 and 2003

F-5

Consolidated Statements of Stockholders’ Equity

For The Years Ended December 31, 2004 and 2003

F-6

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

F-7

Independent Auditors’ Report

The Board of Directors

PainCare Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of PainCare Holdings, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PainCare Holdings, Inc., as of December 31, 2004 and 2003, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Tschopp, Whitcomb, and Orr, P.A.

March 4, 2005

Maitland, Florida

PAINCARE HOLDINGS, INC.
Consolidated Balance Sheets
December 31, 2004 and 2003

Assets

	2004	2003
Current assets:
Cash	$ 19,100,840	$ 7,923,767
Accounts receivable, net	14,077,643	5,100,699
Due from shareholders (note 16)	1,794,957	203,050
Note receivable	-	320,353
Deposits & prepaid expenses	1,117,317	514,957

Total current assets	36,090,757	14,062,826

Property and equipment, net (note 3)	7,119,065	4,730,723
Goodwill, net (note 4 and 8)	55,237,910	21,946,735
Other assets (note 9)	4,628,770	2,680,665

Total assets	$ 103,076,502	43,420,949

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	562,314	639,668
Acquisition consideration payable (note 11)	17,900,833	3,000,000
Income tax payable	2,199,100	-
Interest payable	131,368	-
Current portion of notes payable (note 5)	765,177	1,216,566
Current portion of convertible debentures (note 6)	3,885,000	306,616
Current portion of capital lease obligations (note 7)	930,117	578,557

Total current liabilities	26,373,909	5,741,407

Notes payable, less current portion (note 5)	295,583	510,141
Convertible debentures, less current portion (note 6)	17,186,000	10,712,000
Capital lease obligations, less current portion (note 7)	2,190,627	2,300,165
Deferred tax liability	1,500,200	683,300

Total liabilities	47,546,319	19,947,013

Stockholders' equity:
Common stock, $.0001 par value. Authorized 75,000,000
shares; issued and outstanding 41,512,833 and 26,882,597	4,151	2,688
Preferred stock, $.0001 par value. Authorized 10,000,000
shares; issued and outstanding -0- shares
Additional paid in capital	47,995,110	21,700,894
Retained earnings	7,499,546	1,769,393
Other comprehensive income	31,376	961

Total stockholders' equity	55,530,183	23,473,936

Commitments (notes 5, 6 and 10)

Total liabilities and stockholders' equity	$ 103,076,502	43,420,949

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Operations

For the years ended December 31, 2004 and 2003

2004	2003
Revenues:
Pain management	$ 21,566,610	$ 6,116,520
Surgeries	5,202,766	3,431,272
Ancillary services	11,192,297	5,433,075
Total revenues	37,961,673	14,980,867

Cost of sales	6,663,945	4,586,732

Gross profit	31,297,728	10,394,135

General and administrative expenses	19,832,237	7,543,915
Amortization expense	274,345	61,463
Depreciation expense	837,484	463,190

Operating income	10,353,662	2,325,567

Interest expense	(1,708,077)	(487,786)
Other income	170,568	45,425

Income before income taxes	8,816,153	1,883,206

Provision for income taxes (note 14)	3,086,000	670,300

Net income	5,730,153	1,212,906

Basic earnings per common share	$ 0.17	$ 0.06

Basic weighted average common shares outstanding	32,923,211	20,772,620

Diluted earnings per common share (note 17)	$ 0.15	$ 0.05

Diluted weighted average common shares outstanding (note 17)	42,898,627	23,967,430

See accompanying notes to consolidated financial statements.
PAINCARE HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income	$ 5,730,153	1,212,906
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,111,829	524,653
Stock issued for fees	-	2,030
Stock issued for interest payments	369,660	-
Other comprehensive income	30,415	24,260

Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(5,332,692)	(1,834,012)
Deposits and prepaid expenses	(448,695)	(369,911)
Other assets	(696,215)	(325,525)
Deferred income tax liability	816,900	683,300
Interest payable	131,368	-
Income tax payable	2,199,100	-
Accounts payable and accrued expenses	(489,012)	(228,664)

Net cash provided by (used in) operating activities	3,422,811	(310,963)

Cash flow from investing activities:
Purchase of property and equipment	(1,018,597)	(353,143)
Cash paid for earnouts	(3,108,888)	(695,708)
Cash used for acquisitions	(12,297,753)	(6,346,552)
Cash from acquisitions	270,570	38,232

Net cash used in investing activities	(16,154,668)	(7,357,171)

Cash flows from financing activities:
Net proceeds from issuance of convertible debentures	12,382,315	9,367,397
Net proceeds from issuance of common stock, net of capital offering costs	15,500,446	5,821,916
Payments of capital lease obligations	(686,734)	(363,814)
Payment of convertible debentures	(885,000)	-
Due from/to shareholders	(1,591,907)	134,385
Net advances on notes receivable	328,222	(210,060)
Net proceeds from (payments on) notes payable	(1,138,412)	(1,236,607)

Net cash provided by financing activities	23,908,930	13,513,217

Net increase in cash	11,177,073	5,845,083

Cash at beginning of period	7,923,767	2,078,684

Cash at end of period	$ 19,100,840	7,923,767

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$ 1,207,049	$ 487,786
Cash paid during the year for income taxes	-	-
Non-cash transactions:
Common stock issued for acquisitions	6,725,000	8,312,500
Common stock issued for contract right purchases	758,000	-
Common stock issued for convertible debentures	-	175,000
Common stock issued for earnout	1,583,333	163,333
Common stock issued for bridge note	-	208,000
Acquisition consideration payable	17,900,833	3,000,000
Equipment financed with capital lease obligations	928,756	641,254
Distribution rights acquired	-	2,212,653

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2004 and 2003

					Other	Total
	Common Stock		Additional	Retained	Comprehensive	Stockholders'
	Shares	Amount	Paid in Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2002	15,576,640	1,557	7,019,246	556,487	(23,299)	7,553,991
Common stock issued for earnout	107,456	11	163,322			163,333
Common stock issued for cash	5,053,166	505	5,405,673			5,406,178
Common stock issued for conversion						-
of convertible preferred	455,913	46	212,704			212,750
Common stock issued for exercise						-
of stock options	200,000	20	9,980			10,000
Common stock issued for conversion						-
of bridge note	208,000	21	207,979			208,000
Common stock issued for conversion						-
of convertible debenture	118,243	12	174,988			175,000
Common stock issued for exercise						-
of warrants	256,230	26	192,962			192,988
Common stock issued to advisory						-
network members	2,030	-	2,030			2,030
Common stock issued for acquisitions	4,904,919	490	8,312,010			8,312,500
Other comprehensive income	-	-	-	-	24,260	24,260
Net Income	-	-	-	1,212,906	-	1,212,906
Balances at December 31, 2003	26,882,597	2,688	21,700,894	1,769,393	961	23,473,936
Common stock issued for earnouts	1,064,251	107	1,583,226			1,583,333
Common stock issued for contract rights	401,617	40	757,960			758,000
Common stock issued for exercise						-
of warrants	534,466	53	343,067			343,120
Common stock issued for exercise						-
of stock options	312,673	31	71,031			71,062
Common stock issued for acquisitions	2,667,747	267	6,724,733			6,725,000
Common stock issued for conversion						-
of convertible debenture	530,000	53	1,359,188			1,359,241
Common stock issued for debenture						-
interest payments	154,482	15	369,645			369,660
Common stock issued for secondary						-
offering	8,965,000	897	15,085,366			15,086,263
Other comprehensive income	-	-	-	-	30,415	30,415
Net Income	-	-	-	5,730,153	-	5,730,153
Balances at December 31, 2004	41,512,833	4,151	47,995,110	7,499,546	31,376	55,530,183

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2004

(1)

Organization and Summary of Significant Accounting Policies

History of the Company

The Company was initially incorporated in the State of Connecticut in May, 1984 under the name of HelpMate Robotics, Inc. ("HelpMate"). Prior to the sale of its business in December 1999, HelpMate was primarily engaged in the design, manufacture, and sale of HelpMate's flagship product, the HelpMate courier system, a trackless robotic courier used primarily in the health care industry to transport materials. On December 30, 1999, HelpMate sold substantially all of its assets to Pyxis Corporation ("Pyxis").

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

History of PainCare, Inc.

PainCare, Inc. was incorporated in the State of Nevada on February 19, 1997, under the name of Hi-Profile Corporation. PainCare, Inc. had approximately 128 shareholders of record prior to the Merger with HelpMate. The combined Company now has approximately 2,907 shareholders of record.

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

PainCare, Inc. through PainCare Management Services, Inc. (“PCMS”), a wholly owned subsidiary of PainCare, Inc. entered into on March 1, 2001 a lease agreement with MedX 96, Inc. (“MedX”), whereby MedX will supply rehabilitation equipment to PCMS in exchange for 15% of the net revenues of PCMS. The mission of PCMS is to deliver a turnkey orthopedic l rehabilitation program for select physician practices. The lease was subsequently amended on May 1, 2002. This lease was amended on July 24, 2003, whereby MedX no longer receives the 15% commission.

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

The purchase price consisted of $1,000,000 in cash and 1,000,000 shares of the Company’s common stock valued at $1.00 per share. As of March 4, 2005, the Company has paid a total of $666,666 in cash and issued 448,673 shares, representing additional payments earned during the two fiscal years following the closing.The Company may also make additional payments of up to $666,667 in cash and common stock if certain net earnings goals are achieved in the third fiscal year following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Pain and Rehabilitation Network, Inc. from the proceeds of a debt financing obtained from Arthur J. Hudson, a director of the Company. The terms of the loan from Mr. Hudson require the Company to make monthly interest payments at the annual rate of 8% with the entire principal and unpaid interest due on December 31, 2004. In addition, the Company issued Mr. Hudson a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.70 per share.

On May 16, 2003, the Company completed the acquisition of the outstanding capital stock of Medical Rehabilitation Specialists II, P.A., a pain management physician practice headquartered in Tallahassee, Florida. The capital stock was acquired in a merger transaction from Kirk Mauro, M.D., the sole shareholder. Dr. Mauro had no prior relationships with the Company.

The purchase price consisted of $975,000 in cash, a note for $400,000, and 1,100,000 shares of our common stock valued at $1.25 per share. As of March 4, 2005, the Company has paid a total of $458,333 in cash and issued 150,273 shares, representing additional payments earned during the first fiscal year following the closing. The Company may also make additional payments of up to $1,833,334 in cash and common stock if certain net earnings goals are achieved in the second and third fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Medical Rehabilitation Specialists II, P.A. with internal cash reserves of $975,000, and a note for $400,000 which was paid in full by the Company on June 12, 2003 using internal cash reserves.

On August 6, 2003, the Company completed the acquisition of the outstanding capital stock of Industrial & Sport Rehabilitation, Ltd. d/b/a Associated Physicians Group, an orthopedic rehabilitation practice headquartered in O’Fallon, Illinois. The capital stock was acquired in a merger transaction from John Vick, the sole shareholder. Mr. Vick had no prior relationships with the Company.

The purchase price consisted of $1,375,000 in cash, and 1,375,000 shares of our common stock valued at $1.00 per share. As of March 4, 2005, the Company has paid a total of $458,333 in cash and issued 458,333 shares, representing additional payments earned during the first fiscal year following the closing. The Company may also make additional payments of up to $1,833,334 in cash and common stock if certain net earnings goals are achieved in the second and third fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Industrial & Sport Rehabilitation, Ltd. d/b/a Associated Physicians Group, with internal cash reserves.

On December 23, 2003, the Company completed the acquisition of the outstanding capital stock of Spine & Pain Center, P.C., a pain management physician practice headquartered in Bismarck, North Dakota. The capital stock was acquired in a merger transaction from Michael Martire, M.D., the sole shareholder. Dr. Martire had no prior relationships with the Company.

Pursuant to the merger agreement, the Company acquired the non-medical assets of Spine & Pain Center, P.C. and will in accordance with the management agreement, provide ongoing management and administrative services to a newly formed successor of Spine & Pain Center’s medical practice. The purchase price consisted of $625,000 in cash, and 277,778 shares of common stock valued at $2.25 per share. As of March 4, 2005, the Company has paid a total of $208,333 in cash and issued 83,001 shares, representing additional payments earned during the first fiscal year following the closing. The Company may also make additional payments of up to $833,334 in cash and common stock if certain net earnings goals are achieved in the second and third fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Spine & Pain Center, P.C. from our internal cash reserves and line of credit.

On December 30, 2003, the Company completed the acquisition of the outstanding capital stock of Health Care Center of Tampa, Inc., a pain management physician practice headquartered in Lakeland, Florida. The capital stock was acquired in a merger transaction from Saqib Bashir Khan, M.D., the sole shareholder. Dr. Khan had no prior relationships with the Company.

The purchase price consisted of $1,937,500 in cash, and 809,315 shares of our common stock valued at $2.394 per share. As of March 4, 2005, the Company has paid a total of $645,833 in cash and issued 226,608 shares, representing additional payments earned during the first fiscal year following the closing. The Company may also make additional payments of up to $2,583,334 in cash and common stock if certain net earnings goals are achieved in the second and third fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The company funded the cash portion of the purchase price of Health Care Center of Tampa, Inc. from the proceeds of the $10 million Convertible Debenture offering closed December 18, 2003.

On December 31, 2003, the Company completed the acquisition of Bone and Joint Surgical Clinic pursuant to an asset purchase transaction from Christopher Cenac, M.D., the sole shareholder. Dr. Cenac had no prior relationships with the Company.

Pursuant to the asset purchase agreement, the Company acquired the assets of Bone and Joint Surgical Clinic. The purchase price consisted of $1,250,000 in cash, and 565,048 shares of common stock valued at $2.2122 per share. As of March 4, 2005, the Company has paid a total of $375,000 in cash and issued 130,662 shares, representing additional payments earned during the first fiscal year following the closing. The Company may also make additional payments of up to $1,666,666 in cash and common stock if certain net earnings goals are achieved in the second and third fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Bone and Joint Surgical Clinic from the proceeds of the $10 million Convertible Debenture offering closed on December 18, 2003.

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

On April 29, 2004, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company X, Inc. (PNAC X), and Denver Pain Management (DPM), a Colorado corporation. Effective August 27, 2004, DPM and PNAC X entered into an addendum to their agreement whereby the initial consideration to be paid to the shareholders was reduced from $3,750,000 to $700,000 of which $100,000 is payable in cash and the balance $600,000, is payable with 200,000 shares of common stock priced at $3.00 per share. In addition, the former owners of DPM may receive up to $6,800,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. DPM is a pain management practice located in Denver, Colorado. The center is run by Robert Wright, M.D., a board certified pain management physician.

Denver Pain Management was acquired on April 29, 2004 and utilized the purchase method of accounting.

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

In connection with the purchase of the non-medical assets of GPP, the Company will in accordance with a management services agreement, provide ongoing management and administrative services to GPP. The combined purchase price for GSC and the assets of GPP consisted of $1,125,000 in cash, and 462,344 shares (150,000 of which was placed into escrow pending the satisfaction of certain conditions) of common stock valued at $2.43 per share (or, a value of $1,125,000). The Company may also make additional payments of up to $2,250,000 in cash and common stock if the management fee is paid in accordance with the management agreement. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price with the proceeds of the second $5 million Convertible Debenture offering with Laurus Master Fund, Ltd. closed in March 2003.

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

The purchase price consisted of $875,000 in cash (of which $40,000 was placed in escrow pending the satisfaction of certain post-closing conditions), and 316,444 shares of our common stock valued at $2.7651 per share (or, a value of $875,000). The Company may also make additional payments of up to $1,750,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of Zolper Practice from the proceeds of the $3 million Convertible Debenture offering that closed in June, 2004.

On December 1, 2004, the Company completed the acquisition of the of the non-medical assets of The Center for Pain Management, LLC (CPM), a pain management physician practice with four locations in Baltimore, Glen Burnie, Hagerstown, and Rockville, Maryland. The non-medical assets were acquired pursuant to an asset purchase agreement with CPM. The physicians had no prior relationships with the Company. Pursuant to a management agreement that was executed at the closing of the transaction, the Company will provide ongoing management and administrative services to a newly formed successor to The Center for Pain Management, LLC.

The purchase price for the non-medical assets consisted of $6,875,000 in cash, and 3,687,500 shares of common stock valued at $2.00 per share. The Company may also make additional payments of up to $13,750,000 in cash and common stock if certain net earnings goals are achieved in each of the first three fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price from the proceeds of the secondary offering which closed in October 2004.

(b) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements include the accounting of PainCare Holdings, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company operates seven practices in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow the Company to manage the practice. The Financial Accounting Standards Board Emerging Issues Task Force No. 97-2 states that consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. All but one of the management services agreement between the Company and the physician satisfies each of the EITF issues. The Company recognizes revenue with respect to these practices in the consolidated financials in accordance with EITF No. 97-2.

Property and equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets which range from five to ten years, using the straight-line method.

Advertising Costs

Advertising expenditures relating to marketing efforts consisting primarily of marketing material, brochure preparation, printing and trade show expenses are expensed as incurred. Advertising expense was $866,557 and $250,133 for the years ended December 31, 2004 and 2003, respectively.

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

The company recognizes revenues and profits from real estate service contracts under the percentage of completion method of accounting. The amounts of revenues and profits recognized each year are based on the ratio of labor time completed in the period to the total estimated labor time required to fulfill the contract obligations. There are no allocated general and administrative costs to the contracts.

Changes in the allowance for credit losses and contractual allowance for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003
Balance at beginning of year (including balances from purchased business combination)	$5,662,490	$2,561,805
Provision for credit losses and contractual allowance	29,368,260	10,390,500
Charge offs	(19,906,546)	(7,289,815)

		—
Balance at end of year	$15,124,204	$5,662,490

Substantially all of the accounts receivable are due under fee-for-service contracts from third party payers, such as insurance companies and government-sponsored healthcare programs or directly from patients. Services are generally provided pursuant to contracts with healthcare providers or directly to patients. Accounts receivable for services rendered have been recorded at their established charges and reduced by the estimated contractual adjustments and bad debts. Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies Receivables generally are collected within industry norms for third-party payors. The Company continuously monitors collections from our customers and maintains an allowance for bad debts based upon any specific payor collection issues that have been identified, the historical collection experience including each practice’s experiences, and the aging of patient accounts receivable balances. The Company is not aware of any material claims, disputes or unsettled matters with third-party payors. The Company either uses in-house billing or local billing companies in each location it operates. Therefore, the Company analyzes its accounts receivable and allowance for doubtful accounts on a site-by-site basis as opposed to a company-wide basis. This allows the Company to be more detailed and more accurate with its collection estimates. While such credit losses have historically been within our expectations and the provisions established, an inability to accurately estimate credit losses in the future could have a material adverse impact on our operating results.

Revenue consists of net patient fee for service revenue. Net patient service revenue is recognized when services are rendered. Net patient service revenue is recorded net of contractual adjustments and other arrangements for providing services at less than established patient billing rates. Allowances for contractual adjustments and bad debts are provided for accounts receivable based on estimated collection rates. The Company estimates contractual allowances based on the patient mix at each location, the impact of contract pricing and historical collection information. The Company operates fifteen facilities each of which has multiple insurance contracts and a different patient mix.

The estimated contractual allowance rates for each facility are reviewed on a monthly basis. The Company adjusts the contractual allowance rates, as changes to the factors discussed above become known. As these factors change, the historical collection experience is revised accordingly in the period known. These allowances are reviewed periodically and adjusted based on historical payment rates. Depending on the changes made in the contractual allowance rates, net revenue may increase or decrease.

Goodwill

The value of goodwill is stated at the lower of cost or fair value. At December 31, 2004, the Company had $55.2 million of goodwill related to the acquiring of several physician practices. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. The Company has discontinued amortization of goodwill as of January 1, 2002 for financial reporting purposes and will comply with periodic impairment test procedures.

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance SFAS No. 142. Goodwill is allocated to the Company's individual practices. Impairment of goodwill is tested at the practice level by comparing the practices net carrying amount, including goodwill, to the fair value of the practice. The fair values of the practices are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the practice exceeds its fair value, goodwill is potentially impaired and a second test is performed to measure the amount of impairment loss, if any. The fair value of the Company’s practices exceed the carrying value and consequently no impairment was reordered for the year ended December 31, 2004 (see note 4).

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment,”(“SFAS 123R”), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the Company’s third quarter of fiscal 2005. The Company will adopt the provisions of SFAS 123R using the Black-Scholes option pricing formula or other fair value model. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. As disclosed in Note (2) to the financial statements had the

Company recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123 for equity instruments, earnings would have been reduced by approximately $0.05, and $0.03 per diluted share for the years ended December 31, 2004 and  2003, respectively. Compensation cost for stock options for which the requisite future service has not yet taken place will be disclosed as a pro forma expense by applying the provisions of SFAS 123 during the first half of 2005, which is estimated to have a pro-forma dilutive effect of approximately $0.02 or $0.03 per diluted share. Compensation cost for stock options vesting in periods beginning in the third quarter of fiscal 2005, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R, which is expected to have a dilutive effect of approximately $0.04 per diluted share for the second half of 2005.

(2)	Stock Options and Warrants

The Company’s Board of Directors has adopted Year’s 2000 and 2001 Stock Option Plans (the Plans) which authorizes the issuance of options to acquire up to 10,000,000 shares of the Company’s common stock to employees and Directors. Options granted under the Plans have exercise prices not less than the fair market value of the underlying stock at the date of grant as determined by the Company’s Board of Directors. The number of shares, terms and exercise period of options and warrants granted under the Plans are determined by the Company’s Board of Directors on a case-by-case basis. The Company has granted 8,965,250 options of common stock to employees and directors as of December 31, 2004 and 7,212,923 options of common stock to employees and directors as of December 31, 2003.

Additionally, the Company has granted 3,503,441 warrants of which 25,000 were to employees and 3,478,441 were to non-employees as of December 31, 2004. The Company has granted 2,642,657 warrants of which 25,000 were to employees and 2,617,657 were to non-employees as of December 31, 2003.

Had total compensation expense been calculated using SFAS 123, the Company’s net loss and loss per common share for the years ended December 31, 2004 and 2003, would have been changed to the following pro forma amounts:

		2004	2003
Net income:	As reported	$5,730,153	$1,212,906
	Pro forma	$3,447,748	$515,387
Diluted earnings
per common share:	As reported	$0.15	$0.05
	Pro forma	$0.10	$0.02

The weighted average fair value of options and warrants granted are estimated on the date of the grant using the Black-Scholes option pricing model for employee and non-employee options with the following assumptions for the years ended December 31, 2004 and 2003:

	2004	2003
Risk-free interest rate	4.5%	4.5%
Expected life	5 years	5 years
Volatility	50%	50%
Dividend yield	0.00%	0.00%

The weighted average fair value at the date of grant of the options and warrants granted during 2004 and 2003 approximated $2.52 and $0.63, respectively.

A summary of options granted to purchase common stock under the Company’s 2001 and 2000 Stock Plans are presented below:

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2002	3,832,923	$0.91
Granted	3,585,000	0.63
Exercised	(205,000)	—
Forfeited	—	—

Outstanding as of December 31, 2003	7,212,923	$2.22
Granted	2,065,000	2.52
Exercised	(312,673)	0.41
Forfeited	—	—

Outstanding as of December 31,2004	8,965,250(1)	$1.74

Options exercisable at December 31, 2004	5,318,917	$1.44

A summary of warrants granted and exercised to purchase common stock are presented below:

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2002	974,196	$.97
Granted	1,919,691	1.82
Exercised	(251,230)	1.00
Forfeited	—	—

Outstanding as of December 31, 2003	2,642,657	$1.98
Granted	1,395,000	3.78
Exercised	(534,216)	.95
Forfeited	—	—

Outstanding as of December 31,2004	3,503,441(2)	$2.55

Warrants exercisable at December 31, 2004	3,503,441	$2.55

(3)	Property and Equipment

Property and Equipment, stated at cost at December 31, consisted of:

	2004	2003
Furniture, fixtures & equipment	$3,761,817	$1,774,547
Medical equipment	4,940,095	3,701,539

	8,701,912	5,476,086
Less accumulated depreciation	1,582,847	745,363

	$7,119,065	$4,730,723

(4)	Goodwill

In connection with the acquisitions consideration paid exceeded fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by $55,237,910.  The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill.  At each balance sheet date, management assesses whether there has been any permanent impairment in the value of intangibles.  The factors considered by management include trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors.  No impairment losses have been recognized in any of the periods presented.  The additional goodwill for each consideration payment was as follows:

Company Name	Initial Consideration	Contingent Consideration Year 1	Contingent Consideration Year 2	Contingent Consideration Year 3	Total
Advanced Orthopaedics of S. Florida II, Inc.	$2,523,244	$350,000	$639,834	$467,075	$3,980,153
Rothbart Pain Management Clinic, Inc.	$940,589	$333,290	$338,310	$752,478	$2,364,667
Pain and Rehabilitation Network, Inc.	$910,264	$666,667	$843,317	N/A	$2,420,248
Medical Rehabilitation Specialists II, Inc.	$2,679,948	$916,667	N/A	N/A	$3,596,615
Associated Physicians Group, P.C.	$2,977,918	$916,667	N/A	N/A	$3,894,585
Spine and Pain Center, P.C.	$1,313,163	$416,667	N/A	N/A	$1,729,830
Health Care Center of Tampa, Inc.	$3,173,743	$1,291,667	N/A	N/A	$4,465,410
Bone and Joint Surgical Clinic	$2,796,143	$750,000	N/A	N/A	$3,546,143
Kenneth M. Alo, M.D., P.A.	$3,529,212	$1,166,667	N/A	N/A	$4,695,879
Denver Pain Management	$ -	N/A	N/A	N/A	$ -
Georgia Surgical Centers, Inc.	$1,921,227	N/A	N/A	N/A	$1,921,227
Dynamic Rehabilitation Centers, Inc.	$3,883,103	N/A	N/A	N/A	$3,883,103
Rick Taylor, D.O., P.A.	$3,931,361	N/A	N/A	N/A	$3,931,361
Ben Zolper, M.D., LLC	$1,463,115	N/A	N/A	N/A	$1,463,115
The Center for Pain Management, LLC	$13,345,574	N/A	N/A	N/A	$13,345,574
Total Goodwill					$55,237,910

(5)	Long-Term Debt

Long-term debt consists of the following on December 31:

	2004	2003
Note payable to finance company, secured by equipment and receivables. Due in monthly installments of $11,375 plus interest at 8.5% through August 2007.	$—	$422,201

Notes payable, interest bearing at 6% interest only, due in 2006.	—	193,540
Note payable to vendor that is non-secured. Due in six monthly installments of $79,515 followed by a single payment of $79,525. Note is non-interest bearing. Last installment is due on January 28, 2004.	—	79,525
Promissory note for Bone and Joint Surgical Clinic to financial institution, dated April 13, 2004. Variable interest rate currently at 7.25%. Due on January 20, 2006.	364,715	599,000
Line of credit for Bone and Joint Surgical Clinic to financial institution, December 27, 2000 and maturing on December 27, 2005. Payments are monthly installments of $4,207 with a 10% interest rate.	—	287,441
Line of credit for Dr. Kenneth M. Alo to financial institution, dated October 17, 2003. Interest is 4% annually.	145,000	145,000
Promissory note for PainCare, Inc. to financial institution due in monthly payments of $791.49 bearing .607% interest annually. Due on June 24, 2007.	25,117	—
Note payable for Dynamic Rehabilitation Centers, Inc. to financial institution with monthly payments of $2,535, including principal and interest at 8% annually through July, 2006	36,237	—
Note payable for Dynamic Rehabilitation Centers, Inc. to financial institution with monthly payments of $1,928, including principal and interest at 5.25% annually through January, 2009	77,583	—
Line of credit for Rothbart Pain Management Clinic Inc to financial institution due on demand. Interest rate is Prime plus 2% annually.	46,393	—

Note payable to vendor that is non-secured for Georgia Pain Physicians. Due on demand with 4% interest.	79,808	—
Note payable to bank for Rick Taylor, D.O., P.A. with monthly payments of $8,761, including principal and interest at 7.0% through July, 2007, due upon demand and secured by medical equipment.	247,737	—
Note payable at Associated Physicians Group secured by equipment. Due on demand with 4% interest	38,170	—

	1,060,760	1,726,707

Less current installments	765,177	1,216,566

	$295,583	$510,141

At December 31, 2004, the aggregate annual principal payments with respect to the obligations existing at that date as described above, are as follows:

Year ending December 31:
2005	$ 765,177
2006	196,641
2007	84,209
2008	14,733
$ 1,060,760

(6)	Convertible Debentures

	2004	2003
9% convertible debenture payable over three years, beginning February 1, 2001, plus interest. Convertible at a rate of one share for each $2 value of convertible debentures outstanding at date of conversion.	$—	$712,000
7% convertible debentures payable over three years in equal monthly installments. Convertible into common shares of the Company at any time derived by dividing the remaining face amount of the debenture by the then current market value of trading shares. (Convertible into 774,911 and 533,286 shares, based on estimated market value of $1 per share.	—	279,533
8% convertible debentures due March 31, 2003. Convertible at a rate of one share for each $1 value of convertible debentures outstanding.	—	—
7.5% convertible debenture due December 17, 2006. Convertible at a rate of one share for each $1.90 value of convertible debenture outstanding. Interest payments are payable quarterly either in cash or Company common stock.	8,956,000	10,027,083
7.25% convertible debenture due February 27, 2007. Convertible at a rate of one share for each $3.12 value of convertible debenture outstanding. Interest and principal payments are payable monthly either in cash or Company common stock.	4,550,000	—
7.25% convertible debenture due March 22, 2007. Convertible at a rate of one share for each $2.70 value of convertible debenture outstanding. Interest and principal payments are payable monthly either in cash or Company common stock.	4,620,000	—
7.25% convertible debenture due July 1, 2007. Convertible at a rate of one share for each $2.92 value of convertible debenture outstanding. Interest and principal payments are payable monthly either in cash or Company common stock.	1,445,000	—
7.5% convertible debenture due July 1, 2007. Convertible at a rate of one share for each $1.90 value of convertible debenture outstanding. Interest payments are payable quarterly either in cash or Company common stock.	1,500,000	—

	21,071,000	11,018,616
Less current installments	3,885,000	306,616

	$17,186,000	$10,712,000

At December 31, 2004, the aggregate annual principal payments, with respect to the obligations existing at that date as described above, are as follows:

Year ending December 31:
2005	$3,885,000
2006	13,891,007
2007	3,294,993
$21,071,000

(7)	Leases

The Company is currently leasing its MEDX machines and EDX machines under capital lease agreements and its offices and clinics under operating leases which expire at various dates.

At December 31, 2004, future minimum annual rental commitments under noncancellable lease obligations are as follows:

Year-ending December 31:	Capital Leases	Operating Leases
2005	$1,171,996	$2,259,198
2006	1,161,575	2,065,772
2007	852,582	1,376,018
2008	328,419	823,950
2009	101,656	443,446
Thereafter	-	1,703,658
		$8,672,042
Total minimum lease payments	3,616,228
Less amounts representing interest (at rates of 5.0% to 9.9%)	495,484

Present value of net minimum lease payments	3,120,744
Less current portion	930,117

Capital lease obligations – long-term	$2,190,627

Rent expense under operating leases was $1,524,888 and $593,616 for the years ended December 31, 2004 and 2003, respectively.

(8)	Acquisitions

The Company operates seven practices in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow the Company to manage the practice. The Financial Accounting Standards Board Emerging Issues Task Force No. 97-2 states that consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. In all but one of these managed practices, the management services agreement between the Company and the physician satisfies each of the EITF issues. The Company recognizes revenue in the consolidated financials in accordance with EITF No. 97-2.

On December 1, 2000 the Company acquired 51% of the outstanding shares of Rothbart Pain Management Clinic, Inc. (Rothbart), which is incorporated in Ontario, Canada. PainCare purchased 51% of the outstanding stock of Rothbart from certain shareholders in exchange for $510,000 in a convertible debenture with an interest rate of 7% and convertible at the fair market value of outstanding shares at the time of conversion. The interest and principal on the convertible debenture will be paid over a three-year period in equal monthly installments after an initial payment of $100,000 was paid on December 1, 2000. The 51% shareholders of Rothbart earned $726,280 in additional consideration based on the future earnings of Rothbart. The remaining 49% of the outstanding shares of Rothbart was acquired from Naomi Investments Limited (Naomi) on March 1, 2001 in exchange for $490,000 in a convertible debenture with an interest rate of 7% and a conversion feature equal to fair market value. The interest and principal on the convertible debenture will be paid over a three-year period in equal monthly installments. The Naomi shareholders earned $697,798 in additional consideration based on the future earnings of Rothbart. Rothbart is one of the largest providers of pain management services in Canada with over 14 pain management physicians practicing in the center. Rothbart Pain Management Clinic, Inc., purchase of 51% of stock of Rothbart by PainCare, dated 12/1/00.

Purchase price allocation:

Consideration	$510,000
Contingent Consideration	726,280
Net assets of Rothbart	(59,411)
Goodwill	$1,176,869

Rothbart Pain Management Clinic, Inc., purchase of 49% of stock of Rothbart by PainCare, dated 3/1/01. Utilized purchase method of accounting.

Purchase price allocation:

Consideration (convertible debenture)	$490,000
Contingent Consideration	697,798

Goodwill	$1,187,798

On January 1, 2001, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company I, Inc. (PNAC I), and Advanced Orthopaedics of South Florida, Inc. (AOSF), a Florida corporation. The Merger Agreement provides for the merger of AOSF into PNAC I, a Florida corporation. In exchange for all of the capital stock of AOSF, the AOSF shareholders received 1,850,000 shares of common stock of the Company priced at $1.00 per share, $75,000 in cash and $1,200,000 in Convertible Debentures with an interest rate of 9% and a conversion feature at $2.00 per share. The principal and interest on the Convertible Debentures will be paid monthly over four years in equal installments. In addition, the former owner of AOSF earned $1,456,909 in additional consideration based on the future earnings of AOSF. The convertible debenture and additional consideration was paid in full in February 2004. The physician owner of AOSF will receive a ten-year employment agreement with an annual salary of $300,000 per year for the first four years, $500,000  for year five and $700,000 per year for the next five years, plus incentives based on AOSF earnings. AOSF is an orthopedic surgery, pain management and orthopedic rehabilitation center located in Lake Worth, Florida. The center is run by Merrill Reuter, M.D., a board certified orthopedic surgeon who specialized in minimally invasive spine surgery.

Advanced Orthopaedics of South Florida, Inc., acquired on 1/1/01. Utilized purchase method of accounting. Included 100% of twelve month’s results in 2001 financial statements.

Purchase price allocation:

Consideration ($1,200,000 convertible debenture)	$1,200,000
Consideration ($75,000 in cash)	75,000
Consideration (1,850,000 common shares @ $1 per share	1,850,000
Contingent Consideration	$1,456,909
Net assets of AOSF	(601,756)
Goodwill	$3,980,153

On August 31, 2001, PainCare entered into an Asset Purchase Agreement with Perry Haney, M.D. to acquire certain assets used by Dr. Haney in his pain management practice in Aurora, Colorado. As consideration for the assets, Dr. Haney received 250,000 shares of PainCare common stock. In addition, PainCare entered into a Business Management Agreement on August 31, 2001 with SpineOne, P.C. (SpineOne), a Colorado professional corporation, and Colorado Musculoskeletal Center, Inc. (CMCI), a Colorado business corporation (collectively, the Practice). Both of these entities are owned by Dr. Haney. PainCare and SpineOne terminated the Management Agreement on or about March 15, 2004 and in connection with such termination PainCare transferred to SpineOne all right, title and interests in and to the assets it acquired from Dr. Haney.

On December 12, 2002, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company II, Inc. (PNAC II), and Pain and Rehabilitation Network, Inc. (PRNI), a Florida corporation. The Merger Agreement provides for the merger of PRNI into PNAC II, a Florida corporation. In exchange for all of the capital stock of PRNI, the PRNI shareholder will receive 1,000,000 shares of common stock of the Company priced at $1.00 per share and $1,000,000 in cash. As of March 4, 2005, the Company has paid a total of $666,666 in cash and issued 448,673 shares, representing additional payments earned during the two fiscal years following the closing. In addition, the former owner of PRNI may receive up to $666,667 in additional consideration based on the future earnings of PRNI. The physician owner of PRNI will receive a five-year employment agreement with an annual salary of $360,000 per year for the next five years, plus incentives based on PRNI earnings. PRNI is a pain management center located in Orange Park, Florida. The center is run by Andrea Trescot, M.D., a board certified pain management physician.

Pain and Rehabilitation Network, Inc. acquired on 12/12/02. Utilized purchase method of accounting. Included one months results in 2002 financial statements.

Purchase price allocation:

Consideration ($1,000,000 in cash)	$1,000,000
Consideration (1,000,000 common shares @ $1 per share)	1,000,000
Contingent Consideration	1,333,334
Net assets of PRNI	(913,086)

Goodwill	$2,420,248

On May 16, 2003, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company IV, Inc. (PNAC IV), and Medical Rehabilitation Specialists II, P.A. (MRS), a Florida corporation. The Merger Agreement provides for the merger of MRS into PNAC IV, a Florida corporation. In exchange for all of the capital stock of MRS, the MRS shareholder will receive 1,100,000 shares of common stock of the Company priced at $1.25 per share and $1,375,000 in cash. As of March 4, 2005, the Company has paid a total of $458,333 in cash and issued 150,273 shares, representing additional payments earned during the first fiscal year following the closing. In addition, the former owner of MRS may receive up to $1,833,334 in additional consideration based on the future earnings of MRS. The physician owner of MRS will receive a five-year employment agreement with an annual salary of $400,000 per year for the next five years, plus incentives based on MRS earnings. MRS is a pain management practice located in Tallahassee, Florida. The center is run by Kirk Mauro, M.D., a physiatrist.

Medical Rehabilitation Specialists II, P.A. was acquired on May 16, 2003 and utilized the purchase method of accounting. The Company has included financial results for MRS in 2003 financial statements from April 17, 2003.

Purchase price allocation:

Cash Consideration	$1,375,000
Stock Consideration	1,375,000
Contingent Consideration	916,667
Acquisition Costs	70,557
Less:
Accounts receivable	262,914
Property and equipment	2,043
Plus:
Accounts payable and accrued liabilities	124,348
Goodwill	$3,596,615

On August 6, 2003, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company V, Inc. (PNAC V), and Industrial & Sport Rehabilitation, Ltd. d/b/a/ Associated Physicians Group (APG), an Illinois corporation. The Merger Agreement provides for the acquisition of the non-medical assets of APG by PNAC V, a Florida corporation. In exchange for the non-medical assets the APG shareholder will receive 1,375,000 shares of common stock of the Company priced at $1.00 per share and $1,375,000 in cash. As of March 4, 2005, the Company has paid a total of $458,333 in cash and issued 458,333 shares, representing additional payments earned during the first fiscal year following the closing. In addition, the former owner of APG may receive up to $1,833,334 in additional consideration if certain net earnings goals are achieved in the second and third fiscal years following the closing. APG is comprised of three rehabilitation centers located in the St. Louis-metro area. The centers are run by John Vick.

Industrial & Sport Rehabilitation, Ltd. d/b/a Associated Physicians Group was acquired on August 6, 2003 and utilized the purchase method of accounting. The Company has included APG financial results in 2003 financial statements from April 25, 2003 in accordance the EITF 97-2 as the result of the execution of a definitive management agreement on April 25, 2003.

Purchase price allocation:

Cash Consideration	$1,375,000
Stock Consideration	1,375,000
Contingent Consideration	916,667
Acquisition Costs	646,865
Less:
Cash	12,591
Accounts receivable	624,163
Property and equipment	135,661
Deposits and prepaid expenses	5,499
Plus:
Accounts payable and accrued liabilities	25,868
Note payable	333,099
Goodwill	$3,894,585

 On December 23, 2003, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company VI, Inc. (PNAC VI), and Spine and Pain Center, P.C. (SPC), a North Dakota corporation. The Merger Agreement provides for the acquisition of the non-medical assets of SPC by PNAC VI, a Florida corporation. In exchange for the non-medical assets the SPC shareholder will receive 277,778 shares of common stock of the Company priced at $2.249 per share and $625,000 in cash. As of March 4, 2005, the Company has paid a total of $208,333 in cash and issued 83,001 shares, representing additional payments earned during the first fiscal year following the closing. In addition, the former owner of SPC may receive up to $833,334 in additional consideration if certain net earnings goals are achieved in the second and third fiscal years following the closing. SPC is a pain management practice located in Bismarck, North Dakota. The center is run by Michael Martire, M.D., a board certified pain management physician.

Spine and Pain Center, P.C. was acquired on December 23, 2003 and utilized the purchase method of accounting. The Company has only included December 31, 2003 balance sheet results for SPC in 2003 financial statements.

Purchase price allocation:

Cash Consideration	$625,000
Stock Consideration	625,000
Contingent Consideration	416,667
Acquisition Costs	137,707
Less:
Cash	3,784
Accounts receivable	152,029
Property and equipment	8,564
Plus:
Liabilities	89,833

Goodwill	$1,729,830

On December 30, 2003, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company VII, Inc. (PNAC VII), and Health Care Center of Tampa, Inc. (HCCT), a Florida corporation. The Merger Agreement provides for the merger of HCCT into PNAC VII, a Florida corporation. In exchange for all of the capital stock of HCCT, the HCCT shareholder will receive 809,315 shares of common stock of the Company priced at $2.394 per share and $1,937,500 in cash. As of March 4, 2005, the Company has paid a total of $645,833 in cash and issued 226,608 shares, representing additional payments earned during the first fiscal year following the closing. In addition, the former owner of HCCT may receive up to $2,583,334 in additional consideration based on the future earnings of HCCT. The physician owner of HCCT will receive a five-year employment agreement with an annual salary of $400,000 per year for the next five years, plus incentives based on HCCT earnings. HCCT is a pain management practice located in Lakeland, Florida. The center is run by Saqib Bashir Khan, M.D., a board certified pain management physician.

Health Care Center of Tampa, Inc. was acquired on December 30, 2003 and utilized the purchase method of accounting. The Company has only included December 31, 2003 balance sheet results for HCCT in 2003 financial statements.

Purchase price allocation:

Cash Consideration	$1,937,500
Stock Consideration	1,937,500
Contingent Consideration	1,291,667
Acquisition Costs	206,753
Less:
Cash	24,370
Accounts receivable	432,088
Property and equipment	458,322
Note receivable	9,977
Plus:
Liabilities	16,747

Goodwill	$4,465,410

 On December 31, 2003, the Company closed an asset purchase pursuant to an Asset Purchase Agreement with PainCare Holdings, Inc. (PCH), and Bone and Joint Surgical Clinic (BJSC), a Louisiana corporation. The Asset Purchase Agreement provides for the acquisition of the assets of BJSC by PCH, a Florida corporation. In exchange for the assets the BJSC shareholder will receive 565,048 shares of common stock of the Company priced at $2.2122 per share and $1,250,000 in cash. As of March 4, 2005, the Company has paid a total of $375,000 in cash and issued 130,662 shares, representing additional payments earned during the first fiscal year following the closing. In addition, the former owner of BJSC may receive up to $1,666,666 in additional consideration if certain net earnings goals are achieved in the second and third fiscal years following the closing. BJSC is an orthopedic practice located in Houma, Louisiana. The center is run by Christopher Cenac, M.D., an orthopedic surgeon.

Bone and Joint Surgical Clinic was acquired on December 31, 2003 and utilized the purchase method of accounting. The Company has only included December 31, 2003 balance sheet results for BJSC in 2003 financial statements.

Purchase price allocation:

Cash Consideration	$1,250,000
Stock Consideration	1,250,000
Contingent Consideration	750,000
Acquisition Costs	62,136
Less:
Cash	2,631
Accounts receivable	356,877
Property and equipment	5,485
Plus:
Note Payable	599,000

Goodwill	$3,546,143

On December 31, 2003, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company IX, Inc. (PNAC IX), and Kenneth M. Alo, M.D., P.A. (ALO), a Texas corporation. The Merger Agreement provides for the acquisition of the non-medical assets of ALO by PNAC IX, a Florida corporation. In exchange for the non-medical assets the ALO shareholder will receive 777,778 shares of common stock of the Company priced at $2.25 per share and $1,750,000 in cash. During 2004 the former owner earned $1,166,667 in additional consideration. In addition, the former owner of ALO may receive up to $2,333,333 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. ALO is a pain management practice located in Houston, Texas. The center is run by Kenneth Alo, M.D., a board certified pain management physician.

Kenneth M. Alo, M.D., P.A. was acquired on December 31, 2003 and utilized the purchase method of accounting. The Company has only included December 31, 2003 balance sheet results for ALO in 2003 financial statements.

Purchase price allocation:

Cash Consideration	$1,750,000
Stock Consideration	1,750,000
Contingent Consideration	1,166,667
Acquisition Costs	306,984
Less:
Cash	100
Accounts receivable	426,133
Property and equipment	13,963
Other assets	128
Plus:
Accounts payable and accrued liabilities	17,552
Note Payable	145,000
Goodwill	$4,695,879

On April 29, 2004, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company X, Inc. (PNAC X), and Denver Pain Management (DPM), a Colorado corporation. Effective August 27, 2004, DPM and PNAC X entered into an addendum to their agreement whereby the initial consideration to be paid to the shareholders was reduced from $3,750,000 to $700,000 of which $100,000 is payable in cash and the balance $600,000, is payable with 200,000 shares of common stock priced at $3.00 per share. In addition, the former owners of DPM may receive up to $6,800,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. DPM is a pain management practice located in Denver, Colorado. The center is run by Robert Wright, M.D., a board certified pain management physician.

Denver Pain Management was acquired on April 29, 2004 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$100,000
Stock Consideration	600,000
Acquisition Costs	415,668
Less:
Cash	100,000
Accounts receivable	672,201
Property and equipment	231,327
Deposits and prepaid expenses	101,905
Other assets	10,235
Goodwill	$-

On May 25, 2004, the Company acquired capital stock of Georgia Surgical Centers, Inc. (GSC), which operates three ambulatory surgery centers and acquired the non-medical assets of Georgia Pain Physicians, P.C. (GPP), a pain management physician practice all headquartered in Atlanta, Georgia. GSC was acquired pursuant to a merger agreement from Robert E. Windsor, M.D., the sole shareholder and the non-medical assets of GPP were acquired pursuant to an asset purchase agreement. The combined purchase price for GSC and the assets of GPP consisted of $1,125,000 in cash and 462,344 shares of common stock priced at $2.43 per share. In addition, the former owner of GSC and GPP may receive up to $2,250,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. Both GSC and GPP are run by Robert Windsor, M.D., a board certified pain management physician.

GSC and GPP were acquired on May 25, 2004 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$1,125,000
Stock Consideration	1,125,000
Acquisition Costs	256,196
Less:
Cash	46,494
Accounts receivable	525,691
Property and equipment	186,317
Deposits and prepaid expenses	1,300
Note receivable	7,869
Plus:
Accounts payable and accrued liabilities	182,702
Goodwill	$1,921,227

On June 3, 2004, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XI, Inc. (PNAC XI), and Dynamic Rehabilitation Centers, Inc. (Dynamic), a Michigan corporation. The Merger Agreement provides for the acquisition of the non-medical assets of Dynamic by PNAC XI, a Florida corporation. In exchange for the non-medical assets the shareholders of Dynamic will receive 927,414 shares of common stock of the Company priced at $2.43 per share and $2,250,000 in cash. In addition, the former owners of Dynamic may receive up to $4,500,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. Dynamic is a spinal rehabilitation practice with four locations in Southeast Michigan.

Dynamic was acquired on June 3, 2004 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$2,250,000
Stock Consideration	2,250,000
Acquisition Costs	392,574
Less:
Cash	50,380
Accounts receivable	573,366
Property and equipment	612,251
Deposits and prepaid expenses	53,060
Plus:
Accounts payable and accrued liabilities	130,600
Note payable, current	23,713
Note Payable, long term	125,273
Goodwill	$3,883,103

On June 7, 2004, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XIII, Inc. (PNAC XIII), and Rick Taylor, D.O., P.A. (Taylor), a Texas corporation. The Merger Agreement provides for the acquisition of the non-medical assets of Taylor by PNAC XIII, a Florida corporation. In exchange for the non-medical assets the shareholder of Taylor will receive 761,545 shares of common stock of the Company priced at $2.46 per share and $1,875,000 in cash. In addition, the former owner of Taylor may receive up to $3,750,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. Taylor is a pain management physician practice with three locations in Texas.

Taylor was acquired on June 7, 2004 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$1,875,000
Stock Consideration	1,875,000
Acquisition Costs	289,588
Less:
Cash	1,000
Accounts receivable	249,556
Property and equipment	24,583
Plus:
Accounts payable and accrued liabilities	6,289
Note payable	160,623
Goodwill	$3,931,361

Effective July 1, 2004, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XIV, Inc. (PNAC XIV), and Ben Zolper, M.D., L.L.C. (Zolper), a Maine corporation. The Merger Agreement provides for the merger of Zolper into PNAC XIV, a Florida corporation. In exchange for all of the capital stock of Zolper, the Zolper shareholder will receive 316,444 shares of common stock of the Company priced at $2.7651 per share and $875,000 in cash. In addition, the former owner of Zolper may receive up to $1,750,000 in additional consideration based on the future earnings of Zolper. The physician owner of Zolper will receive a five-year employment agreement with an annual salary of $200,000 per year for the next five years, plus incentives based on Zolper earnings. Zolper is a pain management practice located in Bangor, Maine. The center is run by Benjamin Zolper, M.D., a board certified pain management physician.

Zolper was acquired on July 1, 2004 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$875,000
Stock Consideration	875,000
Acquisition Costs	202,728
Less:
Cash	72,696
Accounts receivable	346,501
Property and equipment	181,556
Plus:
Accounts payable and accrued liabilities	33,975
Note payable, current	77,165
Goodwill	$1,463,115

On December 1, 2004, the Company closed an asset purchase pursuant to an Asset Purchase Agreement with The Center for Pain Management (CPM), a Maryland corporation. The Asset Purchase Agreement provides for the acquisition of the assets of CPM by PCH, a Florida corporation. In exchange for the assets the CPM shareholders will receive 3,687,500 shares of common stock of the Company priced at $2.00 per share and $6,375,000 in cash. In addition, the former owners of CPM may receive up to $13,750,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. CPM is a pain management practice with four locations in Maryland.

CPM was acquired on December 1, 2004 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$6,375,000
Stock Consideration	7,375,000
Acquisition Costs	856,859
Less:
Cash	-
Accounts receivable	1,276,937
Property and equipment	42,439
Plus:
Accounts payable and accrued liabilities	58,091
Note payable, current	-
Goodwill	$13,345,574

During fiscal year 2004, the Company closed six acquisitions with physician practices. The combined goodwill amount resulting from these six transactions is $24,544,380.

Following are the summarized unaudited pro forma results of operations for the years ended December 31, 2004 and 2003, assuming all of the acquisitions had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed.

Pro Forma Consolidated Statement of Operations

Year Ended December 31, 2004

(Unaudited)

	PainCare Historical	Denver Pain Mgmt (3)	GA Pain Physicians/Surgical Ctrs (4)	Dynamic Rehabilitation Centers (5)	Rick Taylor, D.O., P.A. (6)	Ben Zolper, MD, LLC (7)	Center for Pain Mgmt (8)	ProForma Adjustments		Proforma
Revenues	$37,961,673	$897,909	$749,511	$2,271,031	$1,067,205	$671,563	$6,872,177	$—		$50,491,069
Cost of Sales	6,663,945	148,520	50,394	344,613	14,086	37,819	687,500			7,946,877

Gross Profit	31,297,728	749,389	699,117	1,926,418	1,053,119	633,744	6,184,677	—		42,544,192
Operating Expenses:
General & Administrative	19,832,237	385,400	613,586	1,728,980	619,592	255,298	1,093,220	(907,686)	(1)	23,620,627
Depreciation and Amortization Expense	1,111,829	—	23,400	36,735	22,707	—	16,500	—		1,211,171

Operating Income	10,353,662	363,989	62,131	160,703	410,820	378,446	5,074,957	907,686		17,712,394
Interest Expense	(1,708,077))	—	(1,724)	(4,044)	(5,419)	(4,049)	—	—		(1,723,313)
Other Income	170,568	—	25,247	—	1,161	73	79	—		197,128

Income Before Taxes	8,816,153	363,989	85,654	156,659	406,562	374,470	5,075,036	907,686		16,186,209
Provision for Income Taxes	3,086,000	—	—	—	—	—	—	2,261,829	(2)	5,347,829

Net Income	$5,730,153	$363,989	$85,654	$156,659	$406,562	$374,470	$5,075,036	$(1,354,143)		$10,838,380

Basic Earnings Per common Share										$0.29
Basic Weighted Average common Shares Outstanding										37,905,097
Diluted Earnings Per common Share										$0.23
Diluted Weighted Average common Shares Outstanding										47,880,513

Footnotes to Unaudited Pro Forma Financial Statements:

1)	Adjustment for non-recurring general and administrative expenses.

2)	Represents the provision for income taxes at an effective rate of 35%.

3)	Represents the results from the period beginning on January 1, 2004 and ending on March 31, 2004.

4)	Represents the results from the period beginning on January 1, 2004 and ending on April 30, 2004.

5)	Represents the results from the period beginning on January 1, 2004and ending on May 31, 2004.

6)	Represents the results from the period beginning on January 1, 2004 and ending on May 31, 2004.

7)	Represents the results from the period beginning on January 1, 2004 and ending on June 30, 2004.

8)	Represents the results from the period beginning on January 1, 2004 and ending on November 30, 2004.

Pro Forma Consolidated Statement of Operations

Year Ended December 31, 2003

(Unaudited)

	PainCare Historical	Denver Pain Mgmt (4)	GA Pain Physicians/Surgical Ctrs (4)	Dynamic Rehabilitation Centers (4)	Rick Taylor, D.O., P.A. (4)	Ben Zolper, MD, LLC (4)	Center for Pain Mgmt (4)		ProForma Adjustments	Proforma
Revenues	$14,980,867	$4,359,574	$3,344,198	$5,066,718	$3,392,743	$1,041,783	$7,310,931	$--		$39,496,814
Cost of Sales	4,586,732	2,014,865	1,130,537	2,583,825	1,274,483	234,573	1,194,825	(3,815,709	)(1)	9,204,131

Gross Profit	10,394,135	2,344,709	2,213,661	2,482,893	2,118,260	807,210	6,116,106	3,815,709		30,292,683
Operating Expenses:
General & Administrative	7,543,915	2,792,149	2,133,453	2,507,678	1,179,693	201,092	3,441,436	(3,578,106	)(2)	16,221,310
Depreciation and Amortization Expense	524,653	165,000	151,529	80,082	90,342	18,003	59,967	—		1,089,576

Operating Income (Loss)	2,325,567	(612,440))	(71,321)	(104,867)	848,225	588,115	2,614,703	7,393,815		12,981,797
Interest Expense	(487,786)	(50,359)	(47,858)	(9,240)	(24,386)	(6,550)	(3,985)	--		(630,164)
Other Income	45,425	—	—	—	--	—	--	—		45,425

Income (Loss) Before Taxes	1,883,206	(662,799)	(119,179)	(114,107)	823,839	581,565	2,610,718	7,393,815		12,397,058
Provision for Income Taxes	670,300		—	—	—	—	—	1,092,013	(3)	1,762,313

Net Income (Loss)	$1,212,906	$(662,799)	$(119,179)	$(114,107)	$823,839	$581,565	$2,610,718	$6,301,802		$10,634,745

Basic Earnings Per Common Share										$0.39
Basic Weighted Average Common Shares Outstanding										27,127,867
Diluted Earnings Per Common Share										$0.35
Diluted Weighted Average Common Shares Outstanding										30,322,677

Footnotes to Unaudited Pro Forma Financial Statements:

1)	Adjustment for non-recurring owner compensation and medical expenses.

2)	Adjustment for non-recurring general and administrative expenses.

5)	Represents the provision for income taxes at an effective rate of 35%.

4)	Represents the results from the period beginning on January 1, 2003 and ending December 31, 2003.

(9)	Other assets

The Company is a distributor for the sale of MedX equipment in North America. The Company and MedX 96, Inc. entered in an exclusive distribution agreement on July 24, 2003 that replaced a prior distribution agreement with MedX 96, Inc. On May 1, 2004, the Company and MedX entered into an amendment to the distribution agreement which provided, among other things, that the Company would no longer have the exclusive distribution rights with respect to MedX’s medical products. The total consideration given by the Company for the sole distribution rights equaled $2,212,673. The Company entered into a non-interest bearing Note Payable for $556,615 in lieu of the cash consideration. The Company also allocated outstanding payments due the Company from MedX96, Inc. from the prior distribution agreement for the remainder of the contract consideration. The distribution agreement is being amortized over the term of the contract of fifteen years.

The Company had costs associated with the issuance of the convertible debentures issued on December 18, 2003. These costs were allocated as deferred issuance costs for $961,101. They are being amortized over the expected term of the convertible debentures of thirty six months.

The Company purchased from Rehab Management Group, Inc., a South Carolina based corporation (“RMG”) all rights, title and interest that RMG owns or acquires in and to all management fees, revenues, compensation and payments of any kind with respect to three electro-diagnostic management agreements with the named physician’s practice:

Name of Physician’s Practice	Purchase Price
Associated Physicians Group, Ltd., a fully integrated treatment practice	$107,500 in cash and 48,643 shares of common stock, plus contingent payments of up to $215,000 in cash and common stock if certain earnings goals are met.

Statesville Pain Associates, P.C., a North Carolina professional corporation	$375,000 in cash and 169,683 shares of common stock, plus contingent payments of up to $750,000 in cash and common stock if certain earnings goals are met.

Space Coast Pain Institute, P.C., a Florida professional corporation	$275,000 in cash and 124,434 shares of common stock, plus contingent payments of up to $550,000 in cash and common stock if certain earnings goals are met.

These contract rights are being amortized over the contract term of fifteen years.

The table below summarizes the other assets as presented:

Asset	Cost	Amortization	Net value
MedX Distribution right	$2,212,673	$208,975	$2,003,698
Contract Right – APG	$291,667	$14,667	$277,000
Contract Right – SPA	$1,006,000	$50,400	$955,600
Contract Right – SPPI	$738,333	$37,000	$701,333
Deferred issuance costs	$961,101	$269,962	$691,139
Totals	$5,209,774	$581,004	$4,628,770

(10)	Commitments and Contingencies

The Company has entered into amended five-year employment agreements with its Chief Executive Officer, Chief Financial Officer and President requiring aggregate annual salaries of $760,000 beginning in August 2004, and $790,000 beginning in February 2005.

(11)	Acquisition Consideration Payable

The Company is obligated at December 31, 2004 to pay initial and contingent consideration on the following acquisitions:

Company Name	Initial Consideration Cash	Contingent Consideration Cash	Initial Consideration Stock	Contingent Consideration Stock	Total
Pain and Rehabilitation Network	N/A	$333,333	N/A	$333,334	$666,667
Center for Pain Management	6,375,000	N/A	7,375,000	N/A	13,750,000
Spine and Pain Center	N/A	208,333	N/A	208,333	416,666
Health Care Center of Tampa	N/A	N/A	N/A	645,833	645,833
Bone and Joint Surgical Clinic	N/A	375,000	N/A	375,000	750,000
Kenneth M. Alo, M.D., P.A.	N/A	583,333	N/A	583,334	1,166,667
Contract Right – APG	N/A	35,833	N/A	35,833	71,666
Contract Right – SPA	N/A	125,000	N/A	125,000	250,000
Contract Right - SCPI	N/A	91,667	N/A	91,667	183,334
Totals	$6,375,000	$1,752,500	$7,375,000	$2,398,333	$17,900,833

The contingent consideration paid in stock represents the dollar value of the stock to be paid to the seller.

(12)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders. Comprehensive income is composed of two subsets – net income and other comprehensive income. Included in other comprehensive income for PainCare are cumulative translation adjustments. These adjustments are accumulated within stockholders’ equity. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. entities. Items affecting other comprehensive income were $30,415 and $24,260 for the years ended December 31, 2004 and 2003, respectively.

Comprehensive income is as follows:

	2004	2003
Net income	$5,730,153	$1,212,906
Foreign currency translation	30,415	24,260

Comprehensive income	5,760,568	1,237,166

(13)	Subsequent Events

All acquisition earnouts due in 2004 have been paid in full, except the earnout owed to Kenneth Alo, M.D. which is included in acquisition consideration payable. Please refer to note 11, Acquisition Consideration Payable.

(14)	Income Taxes

 The income tax provision for the years ended December 31, 2004 and 2003 consists of the following:

	2004	2003
Current:
Federal	2,050,000	144,000
State	219,100	18,000
Foreign	—	—

	2,269,100	162,000

Deferred:
Federal	738,100	459,200
State	78,800	49,100

	816,900	508,300

Total	$3,086,000	$670,300

Income tax expense attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income from operations before income taxes as a result of the following:

	2004	2003
Computed “expected” tax expense	2,997,400	647,300
Increase (reduction) in income tax expense resulting from:
State income taxes, net of federal income tax benefit	290,000	40,500
Other, net	(201,400)	(17,500)

	3,086,000	670,300

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred tax liabilities:
Amortization of the excess of purchase price over fair value of assets acquired	689,800	321,300
Property and equipment, primarily due to accelerated depreciation	127,100	362,000

Total	$816,900	683,300

Deferred taxes are presented in the accompanying balance sheets as:

	2004	2003
Current deferred tax assets	—	—
Noncurrent deferred tax liabilities	(1,500,200)	(683,300

	(1,500,200)	(683,300

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company believes that future earnings in addition to the amount of the taxable differences, which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at December 31, 2004 and 2003.

(15)	Summarized Quarterly Data (Unaudited)

Following is a summary of the quarterly results from operations for the year ending December 31, 2004:

2004	Quarter Ending: March 31	June 30	September 30	December 31	Total
Net Revenue	$6,859,728	$9,117,069	$10,461,702	$11,523,172	$37,961,673
Income from Operations	1,621,965	3,229,084	2,848,152	2,654,460	10,353,662
Net Income (loss)	$966,335	$1,757,611	$1,541,879	$1,464,327	$5,730,153
Basic earnings (loss) per common share	$0.04	$0.06	$0.05	$0.04	$0.17
Diluted earnings (loss) per common share	$0.03	$0.05	$0.04	$0.03	$0.15
Basic weighted average common shares outstanding	27,376,501	29,035,926	31,692,969	40,981,416	32,923,211
Diluted weighted average common shares outstanding	32,662,630	39,073,183	39,265,988	50,773,728	42,898,627

(16)	Due from Shareholders

 The balance in Due from Shareholders consists of the following:

Description	Amount
Due from shareholder of AOSF	$450,000
Due from shareholder of Denver Pain Management, P.C.	1,344,957
Total	$1,794,957

The shareholder of AOSF owes the Company $450,000 which represents the amount due on real estate services provided to the shareholder.  The amount was recorded as revenue in the fourth quarter for real estate services regarding additional office space.  The shareholder currently owns approximately 4.5% of the outstanding shares of the Company.

The shareholder of Denver Pain Management, P.C. owes the Company $1,344,957.  This amount includes accounts receivable purchased by the Company at closing and collected by Denver Pain Management subsequent to closing.  Also included are funds lent to the practice for working capital needs.  These amounts were not recorded in revenue.  The shareholder currently owns less than 1% of the outstanding shares of the Company.

(17)	EPS Reconciliation

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	2004	2003
Basic earnings per common share:
Net income available to common shareholders	$5,730,153	$1,212,906

Basic weighted average common shares outstanding	32,923,211	20,772,620

Basic earnings per common share	$.17	$.06

Diluted earnings per common share:

Net income available to common shareholders	$5,730,153	$1,212,906
Plus impact of assumed conversions
Interest expense on 7.5% convertible note due 2006, net of tax	454,783	-
Interest expense on 7.25% convertible note due 2007, net of tax	162,837	-
Interest expense on 7.5% convertible note due 2007, net of tax	36,563	-

Net income available to common shareholders plus assumed conversions	$6,384,336	$1,212,906

Basic weighted average common shares outstanding	32,923,211	20,772,620
Plus incremental shares from assumed conversions
7.5% convertible note due 2006	3,888,887	-
7.25% convertible note due 2007	1,268,040	-
7.5% convertible note due 2007	295,752	-
Employee stock option plan for vested, in the money options	2,425,878	2,950,806
Warrants issued, outstanding, and in the money	919,377	244,004
Contingent shares for acquisitions	870,190	-
Initial shares for acquisitions, weighted	307,292	-

Diluted weighted average common shares outstanding	42,898,627	23,967,430

Diluted earnings per common share	$.15	$.05

There were no antidilutive shares during the year

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options, warrants, as well as the assumed conversion of the convertible notes.  For the period ending December 31, 2004, certain of the company’s stock options and warrants were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.  The 7.25% convertible debenture notes dated February 27, 2004 and July 1, 2004 that are antidilutive were excluded from the calculation of diluted earnings per share.  Net income is adjusted for the net after tax interest cost that the Company would not have paid assuming the convertible debentures were converted at the beginning of the year.