Form 10-Q
period 2005-03-31
PAINCARE HOLDINGS INC
filed 2005-05-13
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(407) 367-0944

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s common stock as of May 11, 2005 is 51,517,016 shares.

PAINCARE HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PainCare Holdings, Inc.

Consolidated Balance Sheets

As of March 31, 2005 and December 31, 2004

	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
Assets
Current assets:
Cash	$ 10,272,446	$ 19,100,840
Accounts receivable, net	14,301,134	14,077,643
Due from shareholders	2,192,800	1,794,957
Deposits & prepaid expenses	1,976,633	1,117,317
Total current assets	28,743,013	36,090,757

Property and equipment, net	7,190,906	7,119,065
Goodwill, net	55,675,019	55,237,910
Other assets	5,025,377	4,628,770
Total assets	$96,634,315	$ 103,076,502

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$849,584	$ 562,314
Acquisition consideration payable	583,333	17,900,833
Income tax payable	503,004	2,199,100
Interest payable	104,063	131,368
Current portion of notes payable	658,603	765,177
Current portion of convertible debentures	2,382,334	3,885,000
Current portion of capital lease obligations	609,443	930,117
Total current liabilities	5,690,364	26,373,909

Notes payable, less current portion	139,035	295,583
Convertible debentures, less current portion	13,023,266	17,186,000
Capital lease obligations, less current portion	2,313,340	2,190,627
Deferred income tax liability	1,839,367	1,500,200
Total liabilities	23,005,372	47,546,319

Stockholders’ equity:
Common stock, $.0001 par value, authorized 75,000,000 shares; issued and outstanding 48,785,444 and 41,512,833 shares	4,879	4,151
Preferred stock, $.0001 par value, authorized 10,000,000 shares; issued and outstanding -0- shares	-	-
Additional paid in capital	63,830,551	47,995,110
Retained earnings	9,772,724	7,499,546
Other comprehensive income	20,789	31,376
Total stockholders’ equity	73,628,943	55,530,183

Total liabilities and stockholders’ equity	$96,634,315	$ 103,076,502

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended

March 31, 2005 and 2004

  For the Three         For the Three

 Months Ended       Months Ended

     March 31,

       March 31,

	2005	2004
Total revenues:
Pain management	$ 9,261,065	$ 3,592,765
Surgeries Ancillary Services	1,403,803 3,571,872	1,266,763 2,000,200
Total revenues	14,236,740	6,859,728

Cost of sales	2,581,223	1,484,046
Gross profit	11,655,517	5,375,682

Operating expenses:
Selling, general and administrative	7,173,056	3,538,941
Depreciation expense	264,351	152,972
Amortization expense	151,874	61,804
Operating income	4,066,236	1,621,965

Interest expense	(428,079)	(152,121)
Other income	29,021	16,825
Income before income taxes	3,667,178	1,486,669

Provision for income taxes	1,394,000	520,334

Net income	$ 2,273,178	$ 966,335

Basic earnings per common share	$ 0.05	$ 0.04

Basic weighted average common shares outstanding	44,412,972	27,376,501

Diluted earnings per common share	$ 0.04	$ 0.03

Diluted weighted average common shares outstanding	55,721,221	32,662,630

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2005

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2004	41,512,833	$ 4,151	47,995,110	7,499,546	31,376	55,530,183

Common stock issued for exercise of warrants	153,066	15	164,360	-	-	164,375

Common stock issued for exercise of options	410,812	41	2,584	-	-	2,625

Common stock issued for acquisition consideration payable	4,557,690	456	9,772,877	-	-	9,773,333

Common stock issued for compensation	18,860	2	11,890	-	-	11,892

Common stock issued for conversion of convertible debentures	2,028,364	204	5,529,696	-	-	5,529,900

Common stock issued for convertible debenture interest	103,819	10	354,034	-	-	354,044

Other comprehensive loss					(10,587)	(10,587)

Net income				2,273,178		2,273,178

Balances at March 31, 2005	48,785,444	$ 4,879	63,830,551	9,772,724	20,789	73,628,943

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income	$ 2,273,178	$ 966,335
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	538,696	214,776
Loss on disposal of property and equipment	-	171,121
Common stock issued for convertible denture interest	354,044	-
Common stock issued for compensation	11,892	-
Other comprehensive loss	(10,587)	(5,188)

Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(223,491)	(1,661,794)
Deposits and prepaid expenses	(859,316)	(84,681)
Other assets	(670,952)	124,278
Deferred income tax liability	339,167	191,308
Interest payable	(27,305)	-
Income tax payable	(1,696,096)	(246,052)
Accounts payable and accrued expenses	287,270	329,026

Net cash provided by (used in) operating activities	316,500	(871)

Cash flow from investing activities:
Purchase of property and equipment	(773,301)	-
Cash paid for earnout payments	-	(1,445,677)
Cash paid for acquisition consideration payable	(7,544,167)	-
Cash from acquisitions	-	(757,500)

Net cash used in investing activities	(8,317,468)	(2,203,177)

Cash flows from financing activities:
Net proceeds from issuance of convertible debentures	-	9,573,000
Net proceeds from issuance of common stock, for options and warrants	167,000	245,245
Payments of capital lease obligations	(197,961)	(146,949)
Payment of convertible debentures	(135,500)	(1,018,616)
Due from shareholders	(397,843)	(180,040)
Net advances on notes receivable	-	35,389
Net payments on notes payable	(263,122)	(3,808,221)

Net cash provided by (used in) financing activities	(827,426)	4,699,808

Net increase (decrease) in cash	(8,828,394)	2,495,760

Cash at beginning of period	19,100,840	7,923,767

Cash at end of period	$ 10,272,446	$ 10,419,527

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$ 455,384	$ 152,121
Cash paid during the year for income taxes	2,730,000	-
Non-cash transactions:
Common stock issued for acquisition consideration payable	9,773,333	-
Common stock issued for conversion of convertible debentures	5,529,900	-
Common stock issued for earnout payments	-	666,666
Common stock issued for contract rights	-	758,000
Capitalized convertible debenture issuance costs	-	427,000
Equipment financed with capital lease obligations	-	327,371
Purchase price adjustment to goodwill and property and equipment	437,109	-

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

History of PainCare, Inc.

PainCare, Inc. was incorporated in the State of Nevada on February 19, 1997, under the name of Hi-Profile Corporation. PainCare, Inc. had approximately 128 shareholders of record prior to the Merger with HelpMate. The combined Company now has approximately 3,000 shareholders of record.

PainCare, Inc. was reorganized in the fall of 2000 for the purpose of establishing a North American network of pain management, minimally invasive surgery and orthopedic rehabilitation centers.

Principles of Interim Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate and that apply to an investment in our common stock, please read “Risk Factors.” Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Outlook

We are a health care services company focused on the treatment of pain. We have relationships with 39 physician practices which vary from state to state depending upon regulations governing the corporate practice of medicine and the type of service we provide. Our growth strategy is to acquire or enter into management agreements with profitable, established physician practices and expand the range of services they offer. Because we have acquired either the non-medical assets or the entire practice of 16 practices since December 1, 2000, and because our growth strategy involves acquiring additional physician practices, our historical results are not necessarily indicative of results to be expressed from any future period. Our company was formed in February 1997 and was acquired by HelpMate Robotics, Inc. in a merger in June 2002. Before the merger, PainCare operated three pain management practices and HelpMate had sold its previous business. You should read the notes to our consolidated financial statements if you would like more information on our history.

We provide our services through physician practices with which we have one of three types of relationships:

•

Owned practices. These practices are owned by us through one of our wholly owned subsidiaries. We own the property and the physicians are our employees.

•

Managed practices. In states where the corporate practice of medicine is not permitted, we are not permitted to own a physicians practice. In these states, we manage physicians' practices pursuant to a management agreement.

•

Service and equipment contracts. We provide limited management services and equipment pursuant to specific contractual engagements in such areas as in-house physical therapy, electrodiagnostic services and in-office surgery.

We currently have two owned practices primarily providing surgery services, five owned practices primarily providing pain management services, seven managed practices primarily providing pain management services, two managed practices providing ancillary services, and 23 limited management services and equipment contracts.

We manage nine practices in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow us to manage the practice. The Financial Accounting Standards Board Emerging Issues Task Force No. 97-2 states that financial consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. In all case but one, the management services agreement between PainCare and our managed practices satisfies each of the EITF issues. Except for one of our managed practices, we recognize all of the revenue and expenses of these practices in our consolidated financials in accordance with EITF No. 97-2. With respect to the one managed practice for which we do not recognize all of the revenue and expenses and in all of our limited managed practices, we recognize only the management fees earned and expenses incurred by us with respect to such practices.

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

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements filed as part of our annual report on Form 10-KSB for the fiscal year ended December 31, 2004. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Results of Operations

Set forth below is certain of our selected consolidated financial and operating information for the three months ended March 31, 2005 and the comparable period in 2004, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

               Three Months Ended

       March 31,

(in thousands, except per share amounts)

2005

2004

Total revenues

              $ 14,237

             $   6,860

Gross profit

                 11,656

                  5,376

Net income

                   2,273

   966

Earnings per common share, basic

              $     0.05

             $      0.04

Earnings per common share, diluted

              $     0.04

             $      0.03

Weighted average common shares outstanding:

Basic

              44,412,972

              27,376,501

Diluted

              55,721,221

              32,662,630

     At March 31, 2005

          (in thousands)

Working capital

                $23,053

Total current assets

                  28,743

Total assets

96,634

Stockholders’ equity

73,629

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Total revenues increased to $14,236,740 for the three months ended March 31, 2005 from $6,859,728 for the comparable 2004 period, representing an increase of 108%. Operating income increased to $4,066,236 for the three months ended March 31, 2005 from $1,621,965 for the comparable 2004 period, representing an increase of 151%. This increase was primarily the result of $6.6 million in revenue and $2.0 million in operating income from “New-Practices” acquired since March 31, 2004. There was a 10.8% increase in revenues and a 25.7% increase in operating income from practices acquired/managed prior to March 31, 2004 (“Same-Practices”). Net revenue and operating income for Same-Practices on a year over year basis is reflected in the chart below.

For the Three Months Ended March 31,
	2005	2004	% Increase
Same-Practice
Revenues	$7,600,338	$6,859,727	10.8%
Operating income	2,039,317	1,621,965	25.7%

New-Practice
Revenues	$6,636,402	-
Operating income	2,026,919	-

Gross profit increased to $11,655,517 for the three months ended March 31, 2005 from $5,375,682 for the comparable 2004 period, representing an increase of 117%. This increase is attributed to the six practices acquired since March 31, 2004.

Operating expenses increased to $7,589,281 for the three months ended March 31, 2005 from $3,753,717 in the comparable 2004 period, representing an increase of 102%. The increase is primarily due to an additional $3.7 million in operating expenses related to the six practices acquired since March 31, 2004 and approximately $125,000 from an increase in corporate operating expenses due to travel expenses for the practice integration team.

Interest expense increased to $428,079 for the three months ended March 31, 2005 from $152,121 in the comparable 2004 period, representing an increase of 181%. This increase is a result of interest associated with capital raised through convertible debentures, on which interest commenced in March 2004. In addition, there is interest expense associated with various equipment financing and working capital lines of credit at the practices.

The provision for income taxes increased to $1,394,000 for the three months ended March 31, 2005 compared with $520,334 for the three months ended March 31, 2004, representing an increase of 168%. The effective income tax rate increased to 38% from 35% due to an increase in profitability.

As a result of the above changes, net income was $2,273,178 for the three months ended March 31, 2005 compared with net income of $966,335 in the comparable 2004 period, representing an increase of 135%.

LIQUIDITY AND CAPITAL RESOURCES ON MARCH 31, 2005 AND 2004

Cash amounted to $10,272,446 at March 31, 2005, compared to $10,419,527 as of March 31, 2004. The net cash provided by operations was $316,500 for the three months ended March 31, 2005, compared to cash used in operations of $871 for the comparable period in 2004. This net increase in cash from operations is primarily due to cash provided by growth in our existing practices acquired prior to March 31, 2004 and new practices acquired since March 31, 2004.

Cash used in investing activities was $8,317,468 for the three months ended March 31, 2005 compared with a use of $2,203,177 in the comparable 2004 period. This increase is due to the six practices acquired since March 31, 2004.

Cash used in financing activities was $827,426 for the three months ended March 31, 2005 compared with $4,699,808 provided by financing activities in the comparable 2004 period.

Management believes the current cash position will be sufficient to provide us with capital to fund working capital needs for the next twelve months. We have significant indebtedness, as described under "Convertible Debt." We are obligated to make $1,750,000 principal payments under this indebtedness in 2005, $12,723,337 in 2006, and $932,263 in 2007. We may not have adequate funds from operations to pay the debt when it comes due. It will be necessary, in order to expand our business, consummate acquisitions and refinance indebtedness, to raise additional capital. No assurance can be given at this time that such funds will be available, or if available will be sufficient in the near term or that future funds will be sufficient to meet growth. In the event of such developments, attaining financing under such conditions may not be possible, or even if such funds are available, the terms on which such capital may be available but may not be commercially feasible or advantageous.

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

For the Three Months Ended March 31, 2005

	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Totals
Revenues	9,261,065	1,403,803	3,571,872	-	14,236,740
Operating Income	3,550,005	630,638	1,771,950	(1,886,357)	4,066,236

For the Three Months Ended March 31, 2004

	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Totals
Revenues	3,592,765	1,266,763	2,000,200	-	6,859,728
Operating Income	1,330,336	556,355	1,496,885	(1,761,611)	1,621,965

Pain management revenue, expense and income are attributable to five owned and seven managed practices that primarily offer physician services for pain management and physiatry. With respect to one of our managed practices, we only include the revenue recognized from management fees earned. Surgery revenue, expense and income are attributable to two owned physician practices that offer surgical physician services, including minimally invasive spine surgery. Ancillary services revenue, expense and income are attributable to two managed practices that primarily offer orthopedic rehabilitation and to services, we provide to 23 practices under limited management agreements, including orthopedic rehabilitation, electrodiagnostic medicine and real estate services.

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

On March 2, 2004, we completed a $5 million private placement with Laurus Master Fund, Ltd., a private equity fund based in New York City. The financing consisted of $5 million principal amount of a secured convertible term note and warrants to purchase 450,000 shares of common stock. The note is secured by a pledge of the stock of a subsidiary of PainCare and subject to certain limited exceptions, all of our assets. The warrants have an exercise price of $4.24 per share for the first 200,000 shares, $4.58 per share for next 150,000 shares and $4.92 per share for the remaining shares. The warrants are exercisable until February 27, 2011. The note bears interest at a fluctuating interest rate equal at all times to the prime rate plus 2%, subject to reduction if the value weighted average price of our common stock exceeds the conversion rate by 25%. The initial interest rate on the note is 6%. The note is convertible by the investors at any time into shares of common stock at an adjusted price of $3.12 per share. We may require that the holder of the note convert its outstanding note into common stock, if the market price exceeds 120% of the conversion rate. The principal amount of the note is repayable in monthly installments, commencing as of June 1, 2004, in the initial amount of $50,000 eventually increasing to $181,667, with a final installment of $500,000 and may be paid, at our option, in cash or shares of common stock, if the market price exceeds 120% of the conversion rate. Interest on the note is payable monthly and may be paid, at our option, in cash or, subject to certain conditions, additional shares of common stock, if the market price exceeds 120% of the conversion rate. The note is subject to weighted average anti-dilution protection, which means that, with certain exceptions, if we issue common stock or securities convertible or exercisable for common stock, with a purchase, conversion or exercise price below the conversion price of the notes, such conversion price is automatically reduced by an amount that takes into account the amount of dilution caused by the lower priced securities. The securities purchase agreement for the note contains certain restrictive covenants, including with respect to the payment of dividends and the incurrence of debt. The securities purchase agreement pursuant to which the note was sold provides that we shall not effect any conversion of the note, and the holder shall not have the right to convert any portion of the note or exercise the warrants, to the extent that after giving effect to such conversion or exercise, the holder (together with the holder’s affiliates), would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to such conversion, provided that the holder has the right to waive this limitation upon at least 70 days prior written notice to us. As of the date of this writing this Debenture has been paid or converted in full.

On March 22, 2004, we completed a second $5 million private placement with Laurus, consisting of $5 million principal amount of a secured convertible term note and warrants to purchase 550,000 shares of common stock. The warrants have an exercise price of $3.60 per share for the first 233,000 shares, $3.89 per share for next 183,000 shares and $4.18 per share for the remaining shares. The note is secured by a pledge of the stock of the same subsidiary that secures our other notes. The warrants are exercisable until March 22, 2011. The note bears interest at a fluctuating interest rate equal at all times to the prime rate plus 2%, subject to reduction if the value weighted average price of our common stock exceeds the conversion rate by 25%. The initial interest rate on the note is 6%. The note is convertible into shares of common stock at an adjusted price of $2.70 per share. The principal amount of the note is repayable in monthly installments, commencing as of January 1, 2005, in the initial amount of $50,000 eventually increasing to $181,667, with a final installment of $500,000. The conversion terms and other terms, including anti-dilution protections, of the March 22, 2004 note are otherwise, substantially the same as the March 2, 2004 note issued to Laurus.

On January 1, 2004, we completed two separate institutional private placement offerings with aggregate proceeds of $3.0 million from two of our existing investors, the Laurus Master Fund, Ltd. and Midsummer Investments Ltd.

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

The note is convertible into shares of common stock at an adjusted price of $2.92 per share. The principal amount of the note is repayable in monthly installments, commencing as of October 1, 2004, in the initial amount of $50,000 eventually increasing to $60,000. The conversion terms and other terms, including anti-dilution protections, of the March 22, 2004 note are otherwise, substantially the same as the March 2, and March 22, 2004 notes issued to Laurus. As of the date of this writing this Debenture has been paid or converted in full.

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

RECENT EVENTS

On April 13, 2005 the Company acquired the non-medical assets of Colorado Pain Specialists, PC (CPS), an advanced interventional pain management practice operating six clinics in the Denver, Colorado area.  In connection with the purchase of CPS’s non-medical assets, the Company will provide, through a wholly owned subsidiary, ongoing management and administrative services pursuant to a Management Agreement entered into with CPS.

The initial portion of the purchase price consisted of $2,125,000 plus 653,698 PainCare common shares subject to certain post-closing adjustments, if any. In addition, PainCare will pay CPS an additional $4,250,000 in three equal annual payments (50% in cash and 50% in PainCare common stock priced at market) subject to the satisfaction of certain earnings goals and the payment of the management fee to PainCare.  The Company funded the cash portion of the initial purchase price from the proceeds of the recently completed public offering. Neither CPS nor its members have any prior relationship with the Company or its affiliates.

On May 11, 2005, the Company closed on a $25 million, senior secured credit facility from an investment fund managed by HBK Investments L.P. The credit facility, which carries a term of 48 months and an interest rate equal to LIBOR + 7.25%, will be used primarily to fund the Company's growth-through-acquisition strategy and to retire a portion of the Company's existing debt. PainCare expects to immediately draw just over $13.6 million and will have the option to make additional draws of up to just under $11.4 million. No warrants or other equity securities were issued to any party in connection with this transaction.

On May 12, 2005, the Company acquired the controlling interest of PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center (LWSC), a fully accredited ambulatory surgical center located in Palm Beach County, Florida. The Company acquired 100% of the interest in LWSC owned by the General Partner, PSHS Partnership Ventures, Inc., and approximately 50% of the interest in LWSC owned by the three Limited Partners, one of whom includes Dr. Merrill Reuter, Chairman of PainCare and President of Advanced Orthopaedics of South Florida II, Inc., a practice, which the Company has owned since 2001. PainCare Surgery Center I, Inc., a wholly owned subsidiary of the Company, will act as the sole general partner of LWSC and will own 67.5% of all partnership interests in the partnership. In consideration for its general partner interest and the controlling stake in LWSC, the Company paid the sellers a total of $8,159,058 in a combination of cash and common stock.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF SECURITIES

You should consider the risks described below before making an investment decision. We believe that the risks and uncertainties described below are the principal material risks facing our company as of the date of this Form 10-Q. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of the following risks.

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

For the three month period ended March 31, 2005, as well as for the years ended December 31, 2004 and 2003, we realized net income of $2,273,178, $5,730,153 and $1,212,906, respectively. We expect to increase our spending significantly as we continue to expand our service offerings and commercialization activities. As a result, we will need to generate significant revenues in order to continue to grow our business and remain profitable.

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

We have acquired or entered into general management agreements with 16 physician practices and one ambulatory surgery center company since 2000 and we intend to pursue additional acquisitions and management relationships. Our future success will depend on our ability to identify, complete and integrate the acquired businesses with our existing operations. Our growth strategy will result in significant additional demands on our infrastructure, and will place a significant strain on our management, administrative, operational, financial and technical resources, and increased demands on our systems and controls. Acquisitions involve numerous risks, including, but not limited to:

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

As of March 31, 2005, we had intangible assets and net goodwill of approximately $60.7 million, which constituted approximately 63% of our total assets. The net goodwill reflects the amount we pay for our acquired practices and non-medical assets in excess of their book value. Our net goodwill will increase in the future as a result of our acquisitions as we pay contingent purchase price for the acquisitions according to the terms of the respective purchase agreements. In addition, we expect to incur additional goodwill in connection with future acquisitions. As prescribed by generally accepted accounting principles, we do not amortize goodwill; rather it is carried on our balance sheet until it is impaired. At least annually we test net goodwill for impairment. Any determination of impairment could require a significant reduction, or the elimination, of goodwill, which could hurt our results of operations. Also, the effect of a prolonged downturn in our business will be exacerbated by the impairment, and resulting write-down, of goodwill related to a reduction in the value of our acquired practices.

Our cash flow and financial condition may be adversely affected by the assumption of credit risks.

Our owned, managed, and limited management practices bill their patient’s insurance carriers for services provided by the practices. By undertaking the responsibility for patient billing and collection activities, the practices assume the credit risk presented by the patient base, as well as the risk of payment delays attendant to reimbursement through governmental programs or third party payors. If our practices are unsuccessful in collecting a substantial amount of such fees it will have a material adverse affect on our financial condition because our compensation from these practices is dependent on the practices’ collections.

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

The health care industry in general, and the markets for orthopedic, rehabilitation and minimally invasive surgery services in particular, are highly competitive. The practices we own or manage compete with other physicians and rehabilitation clinics that may be better established or have greater recognition in a particular community than the physicians in these practices. These practices also compete against hospitals and large health care companies, such as HealthSouth, Inc. and U.S. Physical Therapy, Inc., with respect to orthopedic and rehabilitation services, and Symbion and AmSurg Corp, with respect to out patient surgery centers. These hospitals and companies have established operating histories and greater financial resources than us. In addition, we expect competition to increase, particularly in the market for rehabilitation services, as consolidation of the physical therapy industry continues through the acquisition by hospitals and large health care companies of physician-owned and other privately owned physical therapy practices. We will also compete with our competitors in connection with acquisition opportunities.

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

There is a limited market for our common stock. There can be no assurance that an active trading market for the common stock will be developed or maintained. Historically, the market prices for securities of companies like us have been highly volatile. In fact, since January 1, 2002, our common stock price has ranged from a low $0.12 to a high of $5.45 (as determined on a reverse-split basis). The market price of the shares could continue to be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares, announcements of potential business acquisitions, and changes in general market conditions.

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

Officers and directors of PainCare and its subsidiaries hold shares of common stock representing approximately 21% of the outstanding shares entitled to vote on matters presented to our stockholders (including shares issuable upon exercise of stock options and warrants). Our management will therefore exercise significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may delay or prevent a change of control of us, even if such change of control would benefit our other stockholders.

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

Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. However, we acknowledge our obligation to disclose material developments related to previously disclosed information. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in the filing may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to our company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

Between January 1, 2005 and March 31, 2005 there were 410,812 common stock shares issued for the exercise of vested stock options.

Between January 1, 2005 and March 31, 2005 a total of 153,066 common stock shares were issued for the exercise of vested warrants.

Between January 1, 2005 and March 31, 2005 a total of 103,819 common stock shares were issued for the payment of convertible debenture interest due to Midsummer Investment, Ltd., Islandia, L.P and Laurus Master Fund, Ltd.

Between January 1, 2005 and March 31, 2005 a total of 2,028,364 common stock shares were issued for the conversion of convertible debenture principal by Midsummer Investment, Ltd., Islandia, L.P. and Laurus Master Fund, Ltd.

Between January 1, 2005 and March 31, 2005 a total of 3,687,500 common stock shares were issued for the acquisition of The Center for Pain Management, LLC.

Between January 1, 2005 and March 31, 2005 a total of 111,327 common stock shares were issued to Rehab Management Group, Inc. representing the first of three earn-out installments related to the acquisition of three electrodiagnostic purchase agreements.

Between January 1, 2005 and March 31, 2005 a total of 130,662 common stock shares were issued to Christopher Cenac, M.D. representing the first of three earn-out installments related to the acquisition of the Bone and Joint Surgical Clinic.

Between January 1, 2005 and March 31, 2005 a total of 83,001 common stock shares were issued to Michael Martire, M.D. representing the first of three earn-out installments related to the acquisition of the Spine and Pain Center, P.C..

Between January 1, 2005 and March 31, 2005 a total of 226,608 common stock shares were issued to Saqib Bashir Khan, M.D. representing the first of three earn-out installments related to the acquisition of the Health Care Center of Tampa, Inc.

Between January 1, 2005 and March 31, 2005 a total of 115,340 common stock shares were issued to Andrea Trescot, M.D. representing the second of three earn-out installments related to the acquisition of the Pain and Rehabilitation Network, Inc.

Between January 1, 2005 and March 31, 2005 a total of 203,252 common stock shares were issued to Kenneth Alo, M.D. representing the first of three earn-out installments related to the acquisition of Kenneth Alo, M.D., P.A.

Between January 1, 2005 and March 31, 2005 a total of 18,860 common stock shares were issued to employees of Advanced Orthopaedics of South Florida II, Inc. representing compensation in lieu of an employer 401k plan contribution.

All of the foregoing securities were issued pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.

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

PainCare Holdings, Inc.

Date: May 13, 2005	/s/ Randy A. Lubinsky
Randy A. Lubinsky
Chief Executive Officer

Date: May 13, 2005	/s/ Mark Szporka
Mark Szporka
Chief Financial & Accounting Officer