Form 10-Q
period 2005-06-30
PAINCARE HOLDINGS INC
filed 2005-08-15
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the issuer’s common stock as of August 10, 2005 is 53,869,346 shares.

PAINCARE HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PainCare Holdings, Inc.

Consolidated Balance Sheets

As of June 30, 2005 and December 31, 2004

	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)
Assets
Current assets:
Cash	$ 12,231,091	$ 19,100,840
Accounts receivable, net	19,575,037	14,077,643
Due from shareholders	2,290,158	1,794,957
Deposits & prepaid expenses	2,286,010	1,117,317
Total current assets	36,382,296	36,090,757

Property and equipment, net	9,614,623	7,119,065
Goodwill, net	72,745,918	55,237,910
Other assets	5,717,021	4,628,770
Total assets	$ 124,459,858	$ 103,076,502

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 1,444,715	$ 562,314
Acquisition consideration payable	2,154,300	17,900,833
Income tax payable	1,922,359	2,199,100
Interest payable	65,350	131,368
Current portion of notes payable	-	765,177
Current portion of convertible debentures	-	3,885,000
Current portion of capital lease obligations	1,313,699	930,117
Total current liabilities	6,900,423	26,373,909

Notes payable, less current portion	13,641,642	295,583
Convertible debentures, less current portion	10,456,000	17,186,000
Capital lease obligations, less current portion	2,331,563	2,190,627
Deferred income tax liability	2,505,012	1,500,200
Total liabilities	35,834,640	47,546,319

Minority Interests	963,127	-
Stockholders’ equity:
Common stock, $.0001 par value, authorized 75,000,000 shares; issued and outstanding 52,163,181 and 41,512,833 shares	5,216	4,151
Preferred stock, $.0001 par value, authorized 10,000,000 shares; issued and outstanding -0- shares	-	-
Additional paid in capital	74,485,837	47,995,110
Retained earnings	13,136,914	7,499,546
Other comprehensive income	34,124	31,376
Total stockholders’ equity	87,662,091	55,530,183
Total liabilities and stockholders’ equity	$ 124,459,858	$ 103,076,502

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended

June 30, 2005 and 2004

            For the Three Months Ended

              For the Six Months Ended

           June 30,

June 30,

	2005	2004	2005	2004
Total revenues:
Pain management	$ 8,744,282	$ 4,657,957	$18,305,347	$ 8,250,721
Surgeries Ancillary services	2,676,231 4,467,340	1,255,555 3,203,557	3,432,727 8,386,519	2,522,318 5,203,758
Total revenues	15,887,853	9,117,069	30,124,593	15,976,797

Cost of sales	2,434,558	1,575,951	5,015,781	3,059,997
Gross profit	13,453,295	7,541,118	25,108,812	12,916,800

General and administrative expenses:
Amortization expense	7,138,370	4,023,843	14,311,426	7,562,784
Depreciation expense	90,469	74,778	242,343	136,582
	241,526	213,413	505,877	366,385
Operating income	5,982,930	3,229,084	10,049,166	4,851,049

Interest expense	551,030	560,895	979,109	713,016
Other income	114,362	35,828	143,383	52,653
Income before income taxes	5,546,262	2,704,017	9,213,440	4,190,686

Provision for income taxes	2,085,000	946,406	3,479,000	1,466,740
Income before minority interest	3,461,262	-	5,734,440	-
Minority interest	97,072	-	97,072	-
Net income	$ 3,364,190	$ 1,757,611	$ 5,637,368	$ 2,723,946

Basic earnings per common share	$ 0.07	$ 0.06	$ 0.12	$ 0.10

Basic weighted average common shares outstanding	51,621,811	29,035,926	48,016,808	28,348,671

Diluted earnings per common share	$ 0.06	$ 0.05	$ 0.10	$ 0.07

Diluted weighted average common shares outstanding	61,803,873	39,073,183	59,005,036	38,651,374

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2005

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income	Total Stockholders’ Equity
Balances at March 31, 2005	48,785,444	$ 4,879	$ 63,830,551	$9,772,724	$20,789	$73,628,943

Common stock issued for earnouts	518,651	52	2,208,281	-	-	2,208,333

Common stock issued for exercise of stock options	17,965	1	3,274	-	-	3,275

Common stock issued for exercise of warrants	197,250	20	254,067	-	-	254,087

Common stock issued for convertible debenture interest payments	67,850	7	185,867	-	-	185,874

Common stock issued for conversion of convertible debentures	1,597,803	160	4,473,723	-	-	4,473,883

Common stock issued for acquisitions	978,218	97	3,530,074	-	-	3,530,171

Other comprehensive loss	-	-	-	-	13,335	13,335

Net income	-	-	-	3,364,190	-	3,364,190

Balances at June 30, 2005	52,163,181	$ 5,216	$74,485,837	$13,136,914	$34,124	$87,662,091

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income	$ 5,637,368	$ 2,723,946
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	748,220	502,967
Common stock issued for interest payments	539,918	-
Restricted stock issued for compensation	11,892	-
Minority Interests	97,073	-
Other comprehensive income (loss)	2,748	(11,649)

Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(3,248,097)	(4,113,386)
Deposits and prepaid expenses	(923,059)	(163,099)
Other assets	(1,806,311)	(289,656)
Deferred income tax liability	1,004,812	505,411
Accounts payable and accrued expenses	666,977	(257,601)
Income tax payable	(276,741)	891,329
Interest payable	(66,018)	62,500

Net cash provided by (used in) operating activities	2,388,782	(149,238)

Cash flow from investing activities:
Purchase of property and equipment	(562,185)	(81,356)
Cash paid for earnout payments	(3,960,833)	(1,124,999)
Cash paid for acquisition	(16,283,479)	(6,611,712)
Cash from acquisitions	127,712	119,996
Cash used for purchase of contract rights	-	(757,500)

Net cash used in investing activities	(20,678,785)	(8,455,571)

Cash flows from financing activities:
Net proceeds from issuance of common stock, net capital offering costs	424,362	346,370
Net proceeds from issuance of convertible debentures	-	9,573,000
Payments of capital lease obligations	(773,526)	(226,240)
Payment of convertible debentures	(135,500)	(1,138,614)
Payment of acquisition consideration payable	-	(3,000,000)
Due from shareholders	(495,201)	(203,576)
Net advances on notes receivable	-	119,829
Net advances (payments) on notes payable	12,400,118	(751,478)

Net cash provided by financing activities	11,420,254	4,719,291

Net decrease in cash	(6,869,749)	(3,885,518)

Cash at beginning of period	19,100,840	7,923,767

Cash at end of period	$ 12,231,091	$ 4,038,249

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$ 439,774	$ 498,395
Cash paid during the year for income taxes	-	-
Non-cash transactions:
Common stock issued for acquisitions	10,905,171	7,125,000
Common stock issued for earnouts	4,606,666	1,124,999
Common stock issued for contract rights	-	758,000
Common stock issued for convertible debentures	10,003,783	-
Acquisition consideration payable	2,154,300	-
Equipment financed with capital lease obligations	1,122,358	-

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

History of PainCare, Inc.

PainCare, Inc. was incorporated in the State of Nevada on February 19, 1997, under the name of Hi-Profile Corporation. PainCare, Inc. had approximately 128 shareholders of record prior to the Merger with HelpMate. The combined Company now has approximately 10,000 shareholders of record.

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

Acquisitions

On April 13, 2005 the Company acquired the non-medical assets of Colorado Pain Specialists, PC (CPS), an advanced interventional pain management practice operating six clinics in the Denver, Colorado area.  In connection with the purchase of CPS’s non-medical assets, the Company will provide, through a wholly owned subsidiary, ongoing management and administrative services pursuant to a Management Agreement entered into with CPS. The initial portion of the purchase price consisted of $2,125,000 plus 653,698 PainCare common shares subject to certain post-closing adjustments, if any. In addition, the Company will pay CPS an additional $4,250,000 in three equal annual payments (50% in cash and 50% in PainCare common stock priced at market) subject to the satisfaction of certain earnings goals and the payment of the management fee to the Company.  The Company funded the cash portion of the initial purchase price from the proceeds of the recently completed public offering. Neither CPS nor its members have any prior relationship with the Company or its affiliates.

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

Earn Out Payments

On May 16, 2003, the Company completed the acquisition of the outstanding capital stock of Medical Rehabilitation Specialists II, P.A., a pain management physician practice in Tallahassee, Florida. The Company paid $458,333 in cash and issued 108,097 shares in April 2005, representing the second of three potential earn out payments.

On May 25, 2004, the Company completed the acquisition of the outstanding capital stock of Georgia Surgical Centers, Inc. (“GSC”), which operates three ambulatory surgery centers and the acquisition of the non-medical assets of Georgia Pain Physicians, P.C. (“GPP”), a pain management physician practice in Atlanta, Georgia. The Company paid $375,000 in cash and issued 86,806 shares in June 2005, representing the first of three potential earn out payments.

On June 1, 2004, the Company completed the acquisition of the non-medical assets of Dynamic Rehabilitation Centers, Inc., a spinal rehabilitation practice in Southeast Michigan. The Company paid $750,000 in cash and issued 175,644 shares in June 2005, representing the first of three potential earn out payments.

On June 7, 2004, the Company completed the acquisition of the non-medical assets of Rick Taylor, D.O., P.A., a pain management physician practice with four locations in Texas. The Company paid $625,000 in cash and issued 148,104 shares in June 2005, representing the first of three potential earn out payments.

New Debt

On May 11, 2005, the Company closed on a $25 million, senior secured credit facility from an investment fund managed by HBK Investments L.P. The credit facility, which carries a term of 48 months and an interest rate equal to LIBOR + 7.25%, (10.58% at June 30, 2005) will be used primarily to fund the Company's growth-through-acquisition strategy and to retire a portion of the Company's existing debt. No warrants or other equity securities were issued to any party in connection with this transaction. The outstanding balance under this credit facility was $13,641,642 at June 30, 2005.

Debt Payoff

On March 2, 2004, we completed a $5 million private placement with Laurus Master Fund, Ltd., a private equity fund based in New York City. The financing consisted of $5 million principal amount of a secured convertible term note and warrants to purchase 450,000 shares of common stock. The note is secured by a pledge of the stock of a subsidiary of PainCare and subject to certain limited exceptions, all of our assets. The warrants have an exercise price of $4.24 per share for the first 200,000 shares, $4.58 per share for next 150,000 shares and $4.92 per share for the remaining shares. The warrants are exercisable until February 27, 2011. The note bears interest at a fluctuating interest rate equal at all times to the prime rate plus 2%, subject to reduction if the value weighted average price of our common stock exceeds the conversion rate by 25%. The initial interest rate on the note is 6%. The note is convertible by the investors at any time into shares of common stock at an adjusted price of $3.12 per share. We may require that the holder of the note convert its outstanding note into common stock, if the market price exceeds 120% of the conversion rate. The principal amount of the note is repayable in monthly installments, commencing as of June 1, 2004, in the initial amount of $50,000 eventually increasing to $181,667, with a final installment of $500,000 and may be paid, at our option, in cash or shares of common stock, if the market price exceeds 120% of the conversion rate. Interest on the note is payable monthly and may be paid, at our option, in cash or, subject to certain conditions, additional shares of common stock, if the market price exceeds 120% of the conversion rate. The note is subject to weighted average anti-dilution protection, which means that, with certain exceptions, if we issue common stock or securities convertible or exercisable for common stock, with a purchase, conversion or exercise price below the conversion price of the notes, such conversion price is automatically reduced by an amount that takes into account the amount of dilution caused by the lower priced securities. The securities purchase agreement for the note contains certain restrictive covenants, including with respectto the payment of dividends and the incurrence of debt. The securities purchase agreement pursuant to which the note was sold provides that we shall not effect any conversion of the note, and the holder shall not have the right to convert any portion of the note or exercise the warrants, to the extent that after giving effect to such conversion or exercise, the holder (together with the holder’s affiliates), would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to such conversion, provided that the holder has the right to waive this limitation upon at least 70 days prior written notice to us. As of April 14, 2005, this debenture was converted in full.

On March 22, 2004, we completed a second $5 million private placement with Laurus, consisting of $5 million principal amount of a secured convertible term note and warrants to purchase 550,000 shares of common stock. The warrants have an exercise price of $3.60 per share for the first 233,000 shares, $3.89 per share for next 183,000 shares and $4.18 per share for the remaining shares. The note is secured by a pledge of the stock of the same subsidiary that secures our other notes. The warrants are exercisable until March 22, 2011. The note bears interest at a fluctuating interest rate equal at all times to the prime rate plus 2%, subject to reduction if the value weighted average price of our common stock exceeds the conversion rate by 25%. The initial interest rate on the note is 6%. The note is convertible into shares of common stock at an adjusted price of $2.70 per share. The principal amount of the note is repayable in monthly installments, commencing as of January 1, 2005, in the initial amount of $50,000 eventually increasing to $181,667, with a final installment of $500,000. The conversion terms and other terms, including anti-dilution protections, of the March 22, 2004 note are otherwise, substantially the same as the March 2, 2004 note issued to Laurus. As of April 6, 2005, this debenture was converted in full.

On July 1, 2004, we completed two separate institutional private placement offerings with proceeds of $1.5 million from our existing investor, the Laurus Master Fund, Ltd. Pursuant to a securities purchase agreement with Laurus, we issued and sold to Laurus (i) $1.5 million principal amount of a secured convertible term note due June 30, 2007 and (ii) warrants to purchase 165,000 shares of common stock at an exercise price of $3.60 per share for the first 82,500 shares and an exercise price of $3.76 per share for the remaining shares. The warrants are exercisable until June 30, 2011. The note bears interest at a fluctuating interest rate equal at all times to the prime rate plus 2%, subject to reduction if the value weighted average price of our common stock exceeds the conversion rate by 25%. The initial interest rate on the note is 6%. The note is convertible into shares of common stock at an adjusted price of $2.92 per share. The principal amount of the note is repayable in monthly installments, commencing as of October 1, 2004, in the initial amount of $50,000 eventually increasing to $60,000. The conversion terms and other terms, including anti-dilution protections, of the March 22, 2004 note are otherwise, substantially the same as the March 2, and March 22, 2004 notes issued to Laurus. As of April 8, 2005, this debenture was converted in full.

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

Outlook

We are a health care services company focused on the treatment of pain. We have relationships with 45 physician practices which vary from state to state depending upon regulations governing the corporate practice of medicine and the type of service we provide. Our growth strategy is to acquire or enter into management agreements with profitable, established physician practices and expand the range of services they offer. Because we have acquired either the non-medical assets or the entire practice of 17 practices since December 1, 2000, and because our growth strategy involves acquiring additional physician practices, our historical results are not necessarily indicative of results to be expressed from any future period. Our company was formed in February 1997 and was acquired by HelpMate Robotics, Inc. in a merger in June 2002. Before the merger, PainCare operated three pain management practices and HelpMate had sold its previous business. You should read the notes to our consolidated financial statements if you would like more information on our history.

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

We currently have two owned practices primarily providing surgery services, five owned practices primarily providing pain management services, seven managed practices primarily providing pain management services, one managed practice primarily providing surgery services, two managed practices providing ancillary services, and 28 limited management services and equipment contracts.

We manage ten practices in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow us to manage the practice. The Financial Accounting Standards Board Emerging Issues Task Force No. 97-2 states that financial consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. In all case but one, the management services agreement between PainCare and our managed practices satisfies each of the EITF issues. Except for one of our managed practices, we recognize all of the revenue and expenses of these practices in our consolidated financials in accordance with EITF No. 97-2. With respect to the one managed practice for which we do not recognize all of the revenue and expenses and in all of our limited managed practices, we recognize only the management fees earned and expenses incurred by us with respect to such practices.

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

Results of Operations

Set forth below is certain of our selected consolidated financial and operating information for the three and six month periods ended June 30, 2005 and the comparable periods in 2004, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

Three Months Ended

June 30,

(in thousands, except per share amounts)

2005

    2004

Total revenues

$15,888

$  9,117

Gross profit

  13,453

    7,541

Net income

    3,364

    1,758

Earnings per common share, basic

$    0.07

$    0.06

Earnings per common share, diluted

$    0.06

$    0.05

Weighted average common shares outstanding:

Basic

51,621,811

29,035,926

Diluted

61,803,873

39,073,183

    Six Months Ended

June 30,

(in thousands, except per share amounts)

    2005

    2004

Total revenues

$30,125

$15,977

Gross profit

  25,109

  12,917

Net income

    5,637

    2,724

Earnings per common share, basic

$    0.12

$    0.10

Earnings per common share, diluted

$    0.10

$    0.07

Weighted average common shares outstanding:

Basic

48,016,808

28,348,671

Diluted

59,005,036

38,651,374

       At June 30, 2005

          (in thousands)

Working capital

$29,482

Total current assets

  36,382

Total assets

124,460

Stockholders’ equity

  87,662

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Revenues increased to $15,887,853 for the three months ended June 30, 2005 from $9,117,069 for the comparable 2004 period, representing an increase of 74.3%. Operating income increased to $5,982,930 for the three months ended June 30, 2005 from $3,229,084 for the comparable 2004 period, representing an increase of 85.3%. This increase is attributed to the three practices and one ambulatory surgical center acquired since June 30, 2004 and the five practices acquired during the first six months of 2004.

Gross profit increased to $13,453,295 for the three months ended June 30, 2005 from $7,541,118 for the comparable 2004 period, representing an increase of 78.4%. This increase is attributed to the three practices and one ambulatory surgical center acquired since June 30, 2004 and the five practices acquired during the first six months of 2004.

Operating expenses increased to $7,470,365 for the three months ended June 30, 2005 from $4,312,034 in the comparable 2004 period, representing an increase of 73.2%. This increase is also attributed to operating expenses from the three practices and one ambulatory surgical center acquired since June 30, 2004 and the five practices acquired during the first six months of 2004.

Interest expense decreased to $551,030 for the three months ended June 30, 2005 from $560,895 in the comparable 2004 period, representing a decrease of 1.8%. This decrease in interest is the result of interest associated with convertible debentures with Laurus Master Fund, Ltd., being paid in full as of April 2005.

The provision for income taxes increased to $2,085,000 for the three months ended June 30, 2005 compared with $946,406 for the three months ended June 30, 2004. This increase is due to an increase in profitability.

As a result of the above changes, net income was $3,364,190 for the three months ended June 30, 2005 compared with net income of $1,757,611 in the comparable 2004 period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Total revenues increased to $30,124,593 for the six months ended June 30, 2005 from $15,976,797 for the comparable 2004 period, representing an increase of 88.6%. Operating income increased to $10,049,166 for the six months ended June 30, 2005 from $4,851,049 for the comparable 2004 period, representing an increase of 107.2%. This increase was primarily the result of $16.6 million in revenue and $4.0 million in operating income from “New-Practices” acquired since June 30, 2004. There was a 17.9% increase in revenues and a 21.3% increase in operating income from practices acquired/managed prior to June 30, 2004 (“Same-Practices”). Net revenue and operating income for Same-Practices on a year over year basis is reflected in the chart below.

For the Six Months Ended June 30,
	2005	2004	% Increase
Same-Practice
Revenues	$ 13,486,130	$ 11,436,510	17.9%
Operating income	6,000,692	4,946,036	21.3%

New-Practice
Revenues	$ 16,638,463	-	-
Operating income	4,048,474	-	-

Gross profit increased to $25,108,812 for the six months ended June 30, 2005 from $12,916,800 for the comparable 2004 period, representing an increase of 94.4%. This increase is attributed to the three practices and one ambulatory surgical center acquired since June 30, 2004 and the five practices acquired during the first six months of 2004.

Operating expenses increased to $15,059,646 for the six months ended June 30, 2005 from $8,065,751 in the comparable 2004 period, representing an increase of 86.7%. The increase is primarily due to an additional $6.4 million in operating expenses related to the three practices and one ambulatory surgical center acquired since June 30, 2004 and the five practices acquired during the first six months of 2004. Approximately $125,000 is related to consulting fees for Sarbanes-Oxley compliance and approximately $285,000 is due to an increase in payroll expense for additions to corporate staff.

Interest expense increased to $979,109 for the six months ended June 30, 2005 from $713,016 in the comparable 2004 period, representing an increase of 37.3%. This increase is a result of interest associated with capital raised through convertible debentures, which interest commenced in March 2004, interest expense associated with the debt facility through HBK Investments, which commenced in May 2005, and interest expense associated with various equipment financing and working capital lines of credit at the practices.

The provision for income taxes increased to $3,479,000 for the six months ended June 30, 2005 compared with $1,466,740 for the six months ended June 30, 2004, representing an increase of 137.2%. This increase is due to an increase in profitability.

As a result of the above changes, net income was $5,637,368 for the six months ended June 30, 2005 compared with net income of $2,723,946 in the comparable 2004 period, representing an increase of 107.0%.

LIQUIDITY AND CAPITAL RESOURCES ON JUNE 30, 2005 AND 2004

Cash amounted to $12,231,091 at June 30, 2005, compared to $4,038,249 as of June 30, 2004. The net cash provided by operations was $2,388,782 for the six months ended June 30, 2005, compared to cash used in operations of $149,238 for the comparable period in 2004. This net increase in cash from operations is primarily due to cash provided by growth in our existing practices acquired prior to June 30, 2004 and new practices acquired since June 30, 2004. The amount listed as cash from operations on the press release dated August 11, 2005, was incorrect due to a clerical error.

Cash used in investing activities was $20,678,785 for the six months ended June 30, 2005 compared with a use of $8,455,571 in the comparable 2004 period. This increase is due to the three practices and one ambulatory surgical center acquired since June 30, 2004, and earnout payments paid to practices owned/managed prior to June 30, 2004.

Cash provided by financing activities was $11,420,254 for the six months ended June 30, 2005 compared with $4,719,291 provided by financing activities in the comparable 2004 period. This increase is due primarily to funds advanced under our debt facility in 2005.

Management believes the current cash position will be sufficient to provide us with capital to fund working capital needs for the next twelve months. We have significant indebtedness, as described under "Convertible Debt" and "Other Debt." We are obligated to make principal payments of $10,830,160 in 2006, and $6,500,000 in 2007. We may not have adequate funds from operations to pay the debt when it comes due. It will be necessary, in order to expand our business, consummate acquisitions and refinance indebtedness, to raise additional capital. No assurance can be given at this time that such funds will be available, or if available will be sufficient in the near term or that future funds will be sufficient to meet growth. In the event of such developments, attaining financing under such conditions may not be possible, or even if such funds are available, the terms on which such capital may be available but may not be commercially feasible or advantageous.

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

For the Six Months Ended June 30, 2005

	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Totals
Revenues	$18,305,347	$3,432,727	$8,386,519	$ -	$30,124,593
Operating Income	8,201,201	1,407,457	4,325,544	(3,885,037)	10,049,166

For the Six Months Ended June 30, 2004

	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Totals
Revenues	$8,250,721	$2,522,318	$5,203,758	$ -	$15,976,797
Operating Income	3,521,027	1,060,986	3,725,610	(3,456,573)	4,851,049

Pain management revenue, expense and income are attributable to five owned and seven managed practices that primarily offer physician services for pain management and physiatry. With respect to one of our managed practices, we only include the revenue recognized from management fees earned. Surgery revenue, expense and income are attributable to two owned and one managed physician practice that offer surgical physician services, including minimally invasive spine surgery. Ancillary services revenue, expense and income are attributable to two managed practices that primarily offer orthopedic rehabilitation services. We have 28 practices under limited management agreements, including orthopedic rehabilitation, electrodiagnostic medicine and real estate services.

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

On July 1, 2004, we completed an institutional private placement offering with aggregate proceeds of $1.5 million from  Midsummer Investments Ltd. Pursuant to a separate securities purchase agreement with Midsummer, we issued and sold a $1.5 million fixed price 7.5% Convertible Debenture. Midsummer also received warrants to purchase 165,000 shares of our common stock.

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

During 2004, we also sold an aggregate of $11.5 million in secured convertible notes and warrants to an institutional investor. As of June 30, 2005, all of the notes had been repaid or converted into shares of common stock.

We have granted this debenture and warrant holder certain demand and piggyback registration rights with respect to the common stock that is issuable upon conversion of the debentures and/or exercise of the warrants, and/or issuable in payment of principal and interest on the debentures. These underlying shares were registered pursuant to the Form S-3 Registration Statements filed with the SEC during 2004.

On May 11, 2005, the Company closed on a $25 million, senior secured credit facility from an investment fund managed by HBK Investments L.P. The credit facility, which carries a term of 48 months and an interest rate equal to LIBOR + 7.25%, (10.58% at June 30, 2005) will be used primarily to fund the Company's growth-through-acquisition strategy and to retire a portion of the Company's existing debt. No warrants or other equity securities were issued to any party in connection with this transaction. The outstanding balance under this credit facility was $13,641,642 at June 30, 2005.

PRO FORMA FINANCIALS

Following are the summarized unaudited pro forma results of operations for the six months ended June 30, 2005, assuming the acquisition of Colorado Pain Specialists, P.C. and PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future earnings that would have been reported had the acquisitions been completed when assumed.

Pro Forma Consolidated Statement of Operations

Six Months Ended June 30, 2005

(Unaudited)

	PainCare	Colorado Pain	Lake Worth	Pro forma
	Historical	Specialists (4)	Surgical Center (5)	Adjustments		Pro forma
Revenues	$ 30,124,593	$ 722,974	$ 1,880,625	$ -		$ 32,728,192

Cost of sales	5,015,781	326,637	357,636	(207,164)	(1)	5,492,890

Gross profit	25,108,812	396,337	1,522,989	207,164		27,235,302
Operating expenses:

General & adminstrative	14,311,426	398,396	618,067	(220,840)	(2)	15,107,049
Depreciation & amortization	748,220	-	82,278	-		830,498

Operating income	10,049,166	(2,059)	822,644	428,004		11,297,755

Interest expense	979,109	2,040	9,668	-		990,817
Other income	143,383	-	-	-		143,383

Income before taxes	9,213,440	(4,099)	812,976	428,004		10,450,321

Provision for income taxes	3,479,000	-	308,931	162,642	(3)	3,950,572

Income before minority interests	5,734,440	(4,099)	504,045	265,362		6,499,749
Minority interest	97,072	-	163,815	-		260,887

Net income	$ 5,637,368	$ (4,099)	$ 340,230	$ 265,362		$ 6,238,862

Basic earnings per share						$ 0.13

Basic weighted average shares outstanding						48,995,026

Diluted earnings per share						$ 0.10

Diluted weighted average shares outstanding						59,983,254

Footnotes to Unaudited Pro Forma Financial Statements:
1)	Adjustment for non-recurring cost of sales.
2)	Adjustment for non-recurring general and administrative expenses.
3)	Represents the provision for income taxes at an effective tax rate of 38%.
4)	Represents the results from the period beginning on January 1, 2005 and ending on March 31, 2005.
5)	Represents the results from the period beginning on January 1, 2005 and ending on May 12, 2005.

RECENT EVENTS

On August 1, 2005, the Company acquired the controlling interest of PSHS Beta Partners, Ltd. d/b/a Gables Surgical Center (GSC), a fully accredited ambulatory surgical center located in Miami, Florida. The Company acquired 100% of the interest in GSC owned by the General Partner, PSHS Partnership Ventures, Inc., and approximately 25% of the interest in GSC owned by the Limited Partners. PainCare Surgery Centers II, Inc., a wholly owned subsidiary of the Company, will act as the sole general partner of GSC and will own 73% of all partnership interests in the partnership. In consideration for its general partner interest and the controlling stake in GSC, the Company paid the sellers a total of $8,221,370 less $133,925 in long-term debt that was satisfied at closing in a combination of cash, notes and common stock.

On August 9, 2005, the Company acquired the non-medical assets of Piedmont Center for Spinal Disorders, P.C. (PCSD), an orthopedic spine surgery practice located in Danville, Virginia. In connection with the purchase of PCSD’s non-medical assets, the Company will provide, through a wholly-owned subsidiary, ongoing management and administrative services pursuant to a Management Services Agreement entered into with PCSD. The initial portion of the purchase price consisted of $1,000,000 plus 263,400 common shares. In addition, the Company will pay PCSD an additional $2,000,000 in three equal annual payments (50% cash and 50% common stock priced at market) subject to the satisfaction of certain earnings goals and the payment of the management fee to the Company.

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

For the six month period ended June 30, 2005, as well as for the years ended December 31, 2004 and 2003, we realized net income of $5,637,368, $5,730,153 and $1,212,906, respectively. We expect to increase our spending significantly as we continue to expand our service offerings and commercialization activities. As a result, we will need to generate significant revenues in order to continue to grow our business and remain profitable.

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

We have acquired or entered into general management agreements with 17 physician practices and 2 ambulatory surgery center companies since 2000 and we intend to pursue additional acquisitions and management relationships. Our future success will depend on our ability to identify, complete and integrate the acquired businesses with our existing operations. Our growth strategy will result in significant additional demands on our infrastructure, and will place a significant strain on our management, administrative, operational, financial and technical resources, and increased demands on our systems and controls. Acquisitions involve numerous risks, including, but not limited to:

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

As of June 30, 2005, we had intangible assets and net goodwill of approximately $78.5 million, which constituted approximately 63% of our total assets. The net goodwill reflects the amount we pay for our acquired practices and non-medical assets in excess of their book value. Our net goodwill will increase in the future as a result of our acquisitions as we pay contingent purchase price for the acquisitions according to the terms of the respective purchase agreements. In addition, we expect to incur additional goodwill in connection with future acquisitions. As prescribed by generally accepted accounting principles, we do not amortize goodwill; rather it is carried on our balance sheet until it is impaired. At least annually we test net goodwill for impairment. Any determination of impairment could require a significant reduction, or the elimination, of goodwill, which could hurt our results of operations. Also, the effect of a prolonged downturn in our business will be exacerbated by the impairment, and resulting write-down, of goodwill related to a reduction in the value of our acquired practices.

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

Revised corporate governance requirements of the American Stock Exchange require our management to expend additional time and resources. In addition, we may not be able to attract and retain qualified board of director candidates as required by the revised American Stock Exchange corporate governance rules.

The revised corporate governance requirements of the American Stock Exchange that were effective as of July 31, 2005 have obligated us to implement additional corporate governance practices. These new rules and regulations have increased our legal and financial compliance costs, and may make some activities more difficult, time-consuming and costly.

In addition, the new requirements necessitated changes in our board of directors and board committees. As a result, at our annual meeting of stockholders held on November 12, 2004 our shareholders elected three new, independent directors. As a result, the majority of our directors are independent directors. Furthermore, our audit committee, compensation committee and stock option committee are all comprised of directors which are independent. However, there can be no assurance that we will be able to continue to attract and retain qualified board of director candidates as required by the revised American Stock Exchange corporate governance rules.

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

Officers and directors of PainCare and its subsidiaries hold shares of common stock representing approximately 17% of the outstanding shares entitled to vote on matters presented to our stockholders (including shares issuable upon exercise of stock options and warrants). Our management will therefore exercise significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may delay or prevent a change of control of us, even if such change of control would benefit our other stockholders.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

 ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to our company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

 PART II – OTHER INFORMATION

 Item 1. Legal Proceedings

 None.

Item 2. Changes in Securities

Between March 31, 2005 and June 30, 2005 there were 17,965 common stock shares issued for the exercise of vested stock options.

Between March 31, 2005 and June 30, 2005 a total of 197,250 common stock shares were issued for the exercise of vested warrants.

Between March 31, 2005 and June 30, 2005 a total of 67,850 common stock shares were issued for the payment of convertible debenture interest due to Midsummer Investment, Ltd., Islandia, L.P and Laurus Master Fund, Ltd.

Between March 31, 2005 and June 30, 2005 a total of 1,597,803 common stock shares were issued for the conversion of convertible debenture principal by Laurus Master Fund, Ltd.

Between March 31, 2005 and June 30, 2005 a total of 653,698 common stock shares were issued for the acquisition of Colorado Pain Specialists, P.C.

Between March 31, 2005 and June 30, 2005 a total of 324,520 common stock shares were issued for the acquisition of the majority interest in PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center.

Between March 31, 2005 and June 30, 2005 a total of 108,097 common stock shares were issued to Kirk Mauro, M.D. representing the second of three earn-out installments related to the acquisition of Medical Rehabilitation Specialists.

Between March 31, 2005 and June 30, 2005 a total of 86,806 common stock shares were issued to Robert Windsor, M.D. representing the first of three earn-out installments related to the acquisition of Georgia Pain Physicians P.C. and Georgia Surgical Centers, Inc.

Between March 31, 2005 and June 30, 2005 a total of 175,644 common stock shares were issued to Michael Wayne and Jeff Wayne representing the first of three earn-out installments related to the acquisition of Dynamic Rehabilitation Centers, Inc.

Between March 31, 2005 and June 30, 2005 a total of 148,104 common stock shares were issued to Rick Taylor, D.O. representing the first of three earn-out installments related to the acquisition of Rick Taylor, D.O., P.A.

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

(b)

Reports on Form 8-K

A Form 8-K was filed by the Company with the SEC on May 17, 2005

A Form 8-K was filed by the Company with the SEC on June 27, 2005

A Form 8-K was filed by the Company with the SEC on July 13, 2005

A Form 8-K was filed by the Company with the SEC on July 15, 2005

A Form 8-K was filed by the Company with the SEC on August 3, 2005

A Form 8-K was filed by the Company with the SEC on August 10, 2005

Three Form 8-K's were filed by the Company with the SEC on August 11, 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PainCare Holdings, Inc.

Date: August 15, 2005	/s/ Randy A. Lubinsky
Randy A. Lubinsky
Chief Executive Officer

Date: August 15, 2005	/s/ Mark Szporka
Mark Szporka
Chief Financial & Accounting Officer