Form 10-Q
period 2005-09-30
PAINCARE HOLDINGS INC
filed 2005-11-14
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s common stock as of November 14, 2005 is 56,650,977 shares.

PAINCARE HOLDINGS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PainCare Holdings, Inc.

Consolidated Balance Sheets

As of September 30, 2005 and December 31, 2004

	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)
Assets
Current assets:
Cash	$18,086,682	$19,100,840
Accounts receivable, net	22,909,586	14,077,643
Due from shareholders	2,954,580	1,794,957
Deposits & prepaid expenses	3,455,423	1,117,317
Acquisition consideration paid in escrow	14,525,761	—

Total current assets	61,932,032	36,090,757

Property and equipment, net	10,935,321	7,119,065
Goodwill, net	85,069,645	55,237,910
Other assets	6,522,189	4,628,770

Total assets	$164,459,187	$103,076,502

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,247,741	$562,314
Acquisition consideration payable	916,667	17,900,833
Income tax payable	3,851,709	2,199,100
Interest payable	68,895	131,368
Current portion of notes payable	9,812,713	765,177
Current portion of convertible debentures	—	3,885,000
Current portion of capital lease obligations	1,437,600	930,117

Total current liabilities	18,335,325	26,373,909

Notes payable, less current portion	28,750,000	295,583
Convertible debentures, less current portion	10,456,000	17,186,000
Capital lease obligations, less current portion	2,562,850	2,190,627
Deferred income tax liability	715,752	1,500,200

Total liabilities	60,819,927	47,546,319

Minority interests	1,732,729	—

Stockholders’ equity:
Common stock, $.0001 par value, authorized 200,000,000 shares; issued and outstanding 55,143,884 and 41,512,833 shares	5,514	4,151
Preferred stock, $.0001 par value, authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Additional paid in capital	85,243,879	47,995,110
Retained earnings	16,610,811	7,499,546
Other comprehensive income	46,327	31,376

Total stockholders’ equity	101,906,531	55,530,183

Total liabilities and stockholders’ equity	$164,459,187	$103,076,502

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended

September 30, 2005 and 2004

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenues:
Pain management	$14,904,949	$6,060,655	$35,460,297	$14,311,376
Surgeries	1,389,222	1,333,926	4,444,255	3,856,246
Ancillary services	4,569,489	3,067,121	11,083,701	8,270,878

Total revenues	20,863,660	10,461,702	50,988,253	26,438,500

Cost of sales	3,279,321	1,303,902	8,295,102	4,363,899

Gross profit	17,584,339	9,157,800	42,693,151	22,074,601
General and administrative expenses	9,906,921	5,952,089	24,218,347	13,514,874
Amortization expense	91,318	127,894	333,661	264,476
Depreciation expense	418,665	229,665	924,542	596,050

Operating income	7,167,435	2,848,152	17,216,601	7,699,201

Interest expense	(1,376,216)	(523,351)	(2,355,325)	(1,236,367)
Other income	91,938	48,398	235,321	101,051

Income before income taxes	5,883,157	2,373,199	15,096,597	6,563,885

Provision for income taxes	2,129,200	831,320	5,608,200	2,298,060

Income before minority interest	3,753,957	1,541,879	9,488,397	4,265,825
Minority interest	280,060	—	377,132	—

Net income	$3,473,897	$1,541,879	$9,111,265	$4,265,825

Basic earnings per common share	$0.06	$0.05	$0.18	$0.15

Basic weighted average common shares outstanding	53,495,697	31,692,969	49,859,872	29,276,572

Diluted earnings per common share	$0.06	$0.04	$0.15	$0.11

Diluted weighted average common shares outstanding	65,020,702	39,265,988	62,860,091	38,721,269

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2005

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 30, 2005	52,163,181	$5,216	$74,485,837	$13,136,914	$34,124	$87,662,091
Common stock issued for earnouts	529,141	53	$2,445,914	—	—	2,445,967
Common stock issued for exercise of stock options	220,000	22	$62,778	—	—	62,800
Common stock issued for exercise of warrants	25,000	3	$37,497	—	—	37,500
Common stock issued for convertible debenture interest payments	52,596	5	$196,045	—	—	196,050
Common stock issued for acquisitions	2,153,966	215	$8,015,808	—	—	8,016,023
Other comprehensive income	—	—	—	—	12,203	12,203
Net income	—	—	—	3,473,897	—	3,473,897

Balances at September 30, 2005	55,143,884	$5,514	$85,243,879	$16,610,811	$46,327	$101,906,531

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income	$9,111,265	$4,265,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,258,203	860,526
Common stock issued for interest payments	735,968	—
Amortization of deferred financing expenses	(475,717)	—
Restricted stock issued for compensation	11,892	—
Minority Interests	145,632	—
Other comprehensive income	14,951	11,148
Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(4,202,102)	(5,133,242)
Deposits and prepaid expenses	(2,062,263)	35,716
Other assets	(2,227,080)	(590,980)
Deferred income tax liability	304,812	858,000
Accounts payable and accrued expenses	909,023	(55,565)
Income tax payable	563,349	1,370,060
Interest payable	(62,473)	55,975

Net cash provided by operating activities	4,025,460	1,677,463

Cash flow from investing activities:
Purchase of property and equipment	(1,146,845)	(149,918)
Cash paid for earnout payments	(6,406,800)	(1,583,332)
Cash paid for acquisition	(24,845,848)	(7,836,900)
Cash from acquisitions	398,291	439,616
Cash used for purchase of contract rights	—	(757,500)

Net cash used in investing activities	(32,001,202)	(9,888,034)

Cash flows from financing activities:
Net proceeds from issuance of common stock, net capital offering costs	524,662	414,183
Net proceeds from issuance of convertible debentures	—	12,299,925
Payments of capital lease obligations	(1,026,431)	(553,322)
Payment of convertible debentures	—	(1,408,466)
Payment of acquisition consideration payable	(135,500)	(3,000,000)
Due from shareholders	(1,159,623)	(1,470,614)
Net advances on notes receivable	—	96,356
Net advances (payments) on notes payable	28,758,476	(1,059,475)

Net cash provided by financing activities	26,961,584	5,318,587

Net decrease in cash	(1,014,158)	(2,891,984)

Cash at beginning of period	19,100,840	7,923,767
Cash at end of period	$18,086,682	$5,031,783

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$1,822,962	$1,180,392
Cash paid during the year for income taxes	4,673,855	—
Equipment financed with capital lease obligations	1,504,833	116,199
Non-cash transactions:
Common stock issued for acquisitions	18,921,194	6,725,000
Common stock issued for earnouts	7,052,633	1,124,999
Common stock issued for contract rights	—	758,000
Common stock issued for convertible debentures	10,003,783	1,533,690

The accompanying notes are an integral part of the consolidated financial statements.

PainCare Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Organization and Basis of Presentation

(1) Organization and Summary of Significant Accounting Policies

Organization

History of the Company

The Company was initially incorporated in the State of Connecticut in May, 1984 under the name of HelpMate Robotics, Inc. (“HelpMate”). Prior to the sale of its business in December 1999, HelpMate was primarily engaged in the design, manufacture, and sale of HelpMate’s flagship product, the HelpMate courier system, a trackless robotic courier used primarily in the health care industry to transport materials. On December 30, 1999, HelpMate sold substantially all of its assets to Pyxis Corporation (“Pyxis”).

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

History of PainCare, Inc.

PainCare, Inc. was incorporated in the State of Nevada on February 19, 1997, under the name of Hi-Profile Corporation. PainCare, Inc. had approximately 128 shareholders of record prior to the Merger with HelpMate. The combined Company now has approximately 10,200 shareholders of record.

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

Acquisitions

On April 13, 2005 the Company acquired the non-medical assets of Colorado Pain Specialists, PC (“CPS”), an advanced interventional pain management practice operating six clinics in the Denver, Colorado area. The initial portion of the purchase price consisted of $2,125,000 plus 653,698 PainCare common shares subject to certain post-closing adjustments, if any. In addition, the Company will pay CPS an additional $4,250,000 in three equal annual payments (50% in cash and 50% in PainCare common stock priced at market) subject to the satisfaction of certain earnings goals and the payment of the management fee to the Company. The Company funded the cash portion of the initial purchase price from the proceeds of the recently completed public offering. Neither CPS nor its members have any prior relationship with the Company or its affiliates.

On May 12, 2005, the Company acquired the controlling interest of PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center (“LWSC”), a fully accredited ambulatory surgical center located in Palm Beach County, Florida. The Company acquired 100% of the interest in LWSC owned by the general partner, PSHS Partnership Ventures, Inc., and approximately 50% of the interest in LWSC owned by the three Limited Partners, one of whom includes Dr. Merrill Reuter, Chairman of PainCare and President of Advanced Orthopaedics of South Florida II, Inc., a practice, which the Company has owned since 2001. PainCare Surgery Center I, Inc., a wholly owned subsidiary of the Company, will act as the sole general partner of LWSC and owns 67.5% of all partnership interests in the partnership. In consideration for its general partner interest and the controlling stake in LWSC, the Company paid the sellers a total of $8,159,058 in a combination of cash and common stock.

On August 1, 2005, the Company acquired the controlling interest of PSHS Beta Partners, Ltd. d/b/a Gables Surgical Center (“GSC”), a fully accredited ambulatory surgical center located in Miami, Florida. The Company acquired 100% of the interest in GSC owned by the general partner, PSHS Partnership Ventures, Inc., and approximately 25% of the interest in GSC owned by four Limited Partners. PainCare Surgery Centers II, Inc., a wholly owned subsidiary of the Company, will act as the sole general partner of GSC and owns 73% of all partnership interests in the partnership. In consideration for its general partner interest and the controlling stake in GSC, the Company paid the sellers a total of $8,221,370 of which $3,322,344 was cash consideration less $133,925 in long-term debt that was satisfied at closing. An additional 868,624 shares of common stock worth $3,266,024 and two promissory notes bearing zero percent interest totaling $1,633,012 payable on August 3, 2006, were also issued.

On August 9, 2005 the Company acquired the non-medical assets of Piedmont Center for Spinal Disorders, P.C. (“PCSD”), an orthopedic spine surgery practice located in Danville, Virginia. The initial portion of the purchase price consisted of $1,000,000 plus 263,400 PainCare common shares subject to certain post-closing adjustments, if any. In addition, the Company will pay the shareholders of PCSD an additional $2,000,000 in three equal annual payments (50% in cash and 50% in PainCare common stock priced at market) subject to the satisfaction of certain earnings goals and the payment of the management fee to the Company. Neither PCSD nor its shareholders have any prior relationship with the Company or its affiliates.

On September 26, 2005, the Company entered into an asset purchase agreement to acquire Center for Pain Management ASC, LLC (“CPMASC”), which owns and operates four ambulatory surgery centers in Maryland. The acquisition is subject to the receipt of required regulatory approval. The initial portion of the purchase price consisted of $3,750,000 plus 1,021,942 PainCare common shares, which is being held in escrow pending the receipt of the required regulatory approval. In addition, the Company will pay CPMASC an additional $7,500,000 in one annual payment (50% in cash and 50% in PainCare common stock priced at market). The Company acquired Center for Pain Management, LLC, a pain management practice with four locations in Maryland, from the sellers of CPM in December 2004.

On October 3, 2005, the Company acquired the non-medical assets of Floyd O. Ring, Jr., M.D., P.C. (“RING”), an interventional pain management physician practice located in Denver, Colorado. The initial portion of the purchase price consisted of $1,250,000 plus 349,162 common shares. In addition, the Company will pay the shareholders of RING an additional $2,500,000 in three equal annual payments (50% cash and 50% common stock priced at market) subject to the satisfaction of certain earnings goals and the payment of the management fee to the Company.

On October 14, 2005, the Company acquired the non-medical assets of Christopher J. Centeno, M.D., P.C. and Therapeutic Management, Inc., collectively doing business as The Centeno Clinic (“CENTENO”), a pain management physician practice located in Denver, Colorado. The initial portion of the purchase price consisted of $3,750,000 plus 1,132,931 common shares. In addition, the Company will pay the shareholders of CENTENO an additional $7,500,000 in three equal annual payments (50% cash and 50% common stock priced at market) subject to the satisfaction of certain earnings goals and the payment of the management fee to the Company.

Earn Out Payments

On July 1, 2004, the Company completed the acquisition of the outstanding capital stock of Ben Zolper, M.D., LLC, a pain management physician practice in Bangor, Maine. The Company paid $291,667 in cash and issued 69,115 shares in July 2005, representing the first of three potential earn out payments.

On May 11, 2005, the Company closed on a $25 million, senior secured credit facility from an investment fund managed by HBK Investments L.P. The credit facility carries a term of 48 months and has an interest rate equal to LIBOR + 7.25% or prime + 4.25%, (10.92% at September 30, 2005). On September 15, 2005 the Company closed on a $5 million extension to the original $25 million senior secured credit facility with HBK Investments L.P. No warrants or other equity securities were issued to any party in connection with this transaction. The outstanding balance under this credit facility was $30,000,000 at September 30, 2005.

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

Outlook

We are a health care services company focused on the treatment of pain. We have relationships with 50 physician practices which vary from state to state depending upon regulations governing the corporate practice of medicine and the type of service we provide. Our growth strategy is to acquire or enter into management agreements with profitable, established physician practices and expand the range of services they offer. Because we have acquired either the non-medical assets or the entire practice of 19 practices since December 1, 2000, and because our growth strategy involves acquiring additional physician practices, our historical results are not necessarily indicative of results to be expressed from any future period. Our company was formed in February 1997 and was acquired by HelpMate Robotics, Inc. in a merger in July 2002. Before the merger, PainCare operated three pain management practices and HelpMate had sold its previous business. You should read the notes to our consolidated financial statements if you would like more information on our history.

We provide our services through physician practices with which we have one of three types of relationships:

•	Owned practices. These practices are owned by us through one of our wholly owned subsidiaries. We own the property and the physicians are our employees.

•	Managed practices. In states where the corporate practice of medicine is not permitted, we are not permitted to own a physicians practice. In these states, we manage physicians’ practices pursuant to a management agreement.

•	Service and equipment contracts. We provide limited management services and equipment pursuant to specific contractual engagements in such areas as in-house physical therapy, electrodiagnostic services and in-office surgery.

We currently have one owned practice primarily providing surgery services, four owned practices primarily providing pain management services, ten managed practices primarily providing pain management services, two managed practices primarily providing surgery services, two managed practices providing ancillary services, and 31 limited management services and equipment contracts.

We manage fourteen practices in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow us to manage the practice. The Financial Accounting Standards Board Emerging Issues Task Force No. 97-2 states that financial consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. In all cases but one, the management services agreement between PainCare and our managed practices satisfies each of the EITF issues. Except for one of our managed practices, we recognize all of the revenue and expenses of these practices in our consolidated financials in accordance with EITF No. 97-2. With respect to the one managed practice for which we do not recognize all of the revenue and expenses and in all of our limited managed practices, we recognize only the management fees earned and expenses incurred by us with respect to such practices.

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

Results of Operations

Set forth below is certain of our selected consolidated financial and operating information for the three and nine month periods ended September 30, 2005 and the comparable periods in 2004, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

	Three Months Ended September 30,
	(in thousands, except per share amounts)
	2005	2004
Total revenues	$20,864	$10,462
Gross profit	17,584	9,158
Net income	3,474	1,542

Earnings per common share, basic	$0.06	$0.05
Earnings per common share, diluted	$0.06	$0.04

Weighted average common shares outstanding:
Basic	53,495,697	31,692,969
Diluted	65,020,702	39,265,988

	Nine Months Ended September 30,
	(in thousands, except per share amounts)
	2005	2004
Total revenues	$50,988	$26,439
Gross profit	42,693	22,075
Net income	9,111	4,266

Earnings per common share, basic	$0.18	$0.15
Earnings per common share, diluted	$0.15	$0.11

Weighted average common shares outstanding:
Basic	49,859,872	29,276,572
Diluted	62,860,091	38,721,269

At September 30, 2005
(in thousands)
Working capital	$43,597
Total current assets	61,932
Total assets	164,459
Stockholders’ equity	101,907

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues increased to $20,863,660 for the three months ended September 30, 2005 from $10,461,702 for the comparable 2004 period, representing an increase of 99%. Operating income increased to $7,167,435 for the three months ended September 30, 2005 from $2,848,152 for the comparable 2004 period, representing an increase of 152%. This increase is attributed to the three practices and two ambulatory surgical centers acquired since September 30, 2004 and the five practices acquired during the first nine months of 2004.

Gross profit increased to $17,584,339 for the three months ended September 30, 2005 from $9,157,800 for the comparable 2004 period, representing an increase of 92%. This increase is attributed to the three practices and two ambulatory surgical centers acquired since September 30, 2004 and the five practices acquired during the first nine months of 2004.

Operating expenses increased to $10,416,904 for the three months ended September 30, 2005 from $6,309,648 in the comparable 2004 period, representing an increase of 65%. This increase is also attributed to operating expenses from the three practices and two ambulatory surgical centers acquired since September 30, 2004 and the five practices acquired during the first nine months of 2004.

Interest expense increased to $1,376,216 for the three months ended September 30, 2005 from $523,351 in the comparable 2004 period, representing an increase of 163%. This increase is the result of interest associated with a $30,000,000 credit facility obtained in 2005.

The provision for income taxes increased to $2,129,200 for the three months ended September 30, 2005 from $831,320 for the comparable 2004 period, representing an increase of 156%. This increase is due to an increase in profitability.

As a result of the above changes, net income was $3,473,897 for the three months ended September 30, 2005 compared with net income of $1,541,879 for the comparable 2004 period, representing an increase of 125%.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Total revenues increased to $50,988,253 for the nine months ended September 30, 2005 from $26,438,500 for the comparable 2004 period, representing an increase of 93%. Operating income increased to $17,216,601 for the nine months ended September 30, 2005 from $7,699,201 for the comparable 2004 period, representing an increase of 124%. This increase was primarily the result of $9.1 million in revenue and $4.7 million in operating income from “New-Practices” acquired since September 30, 2004. There was a 27% increase in revenues and a 28% increase in operating income from practices acquired/managed prior to September 30, 2004 (“Same-Practices”). Net revenue and operating income for Same-Practices on a year over year basis is reflected in the chart below.

	For the Nine Months Ended September 30,
	2005	2004	% Increase
Same-Practice
Revenues	$15,294,810	$12,070,001	27%
Operating income	7,059,537	5,498,414	28%

New-Practice
Revenues	$9,137,079	—	—
Operating income	4,734,230	—	—

Gross profit increased to $42,693,151 for the nine months ended September 30, 2005 from $22,074,601 for the comparable 2004 period, representing an increase of 93%. This increase is attributed to the three practices and two ambulatory surgical centers acquired since September 30, 2004 and the five practices acquired during the first nine months of 2004.

Operating expenses increased to $25,476,550 for the nine months ended September 30, 2005 from $14,375,400 in the comparable 2004 period, representing an increase of 77%. The increase is primarily due to an additional $8.9 million in operating expenses related to the three practices and two ambulatory surgical centers acquired since September 30, 2004 and the five practices acquired during the first nine months of 2004. Approximately $394,000 is related to consulting fees for Sarbanes-Oxley compliance and approximately $354,000 is due to an increase in payroll expense for additions to corporate staff.

Interest expense increased to $2,355,325 for the nine months ended September 30, 2005 from $1,236,367 in the comparable 2004 period, representing an increase of 91%. This increase is a result of interest associated with a $30,000,000 credit facility, which commenced in May 2005, and interest expense associated with various equipment financing and working capital lines of credit at the practices.

The provision for income taxes increased to $5,608,200 for the nine months ended September 30, 2005 from $2,298,060 in the comparable 2004 period, representing an increase of 144%. This increase is due to an increase in profitability.

As a result of the above changes, net income was $9,111,265 for the nine months ended September 30, 2005 compared with net income of $4,265,825 for the comparable 2004 period, representing an increase of 114%.

LIQUIDITY AND CAPITAL RESOURCES ON SEPTEMBER 30, 2005 AND 2004

Cash amounted to $18,086,682 at September 30, 2005, compared to $5,031,783 as of September 30, 2004. The net cash provided by operations was $4,025,460 for the nine months ended September 30, 2005, compared to cash provided by operations of $1,677,463 for the comparable period in 2004. This net increase in cash from operations is primarily due to cash provided by growth in our existing practices acquired prior to September 30, 2004 and new practices acquired since September 30, 2004.

Cash used in investing activities was $32,001,202 for the nine months ended September 30, 2005 compared with a use of $9,888,034 in the comparable 2004 period. This increase is due to the three practices and two ambulatory surgical centers acquired since September 30, 2004, and earnout payments paid to practices owned/managed prior to September 30, 2004.

Cash provided by financing activities was $26,961,584 for the nine months ended September 30, 2005 compared with $5,318,587 provided by financing activities in the comparable 2004 period. This increase is due primarily to funds advanced under our credit facility in 2005.

Management believes the current cash position will be sufficient to provide us with capital to fund working capital needs for the next twelve months. We have significant indebtedness, as described under “Convertible Debt” and “New Debt.” We are obligated to make principal payments of $21,464,012 due in calendar year 2006, and $4,375,000 due in calendar year 2007. We may not have adequate funds from operations to pay the debt when it comes due and may have to either refinance this debt or raise additional capital to satisfy this debt. It will be necessary, in order to expand our business, consummate acquisitions and refinance indebtedness, to raise additional capital. No assurance can be given at this time that such funds will be available, or if available will be sufficient in the near term or that future funds will be sufficient to meet growth. In the event of such developments, attaining financing under such conditions may not be possible, or even if such funds are available, the terms on which such capital may be available but may not be commercially feasible or advantageous.

OTHER DATA

We present three categories of revenue in our statement of operations: pain management, surgeries and ancillary services. Pain management revenue is derived from our owned and managed practices, which provide pain management services. Surgery revenue is derived from our owned and managed practices, which primarily provide surgical services. Ancillary service revenue is derived from our ambulatory surgery centers, and owned and managed practices and limited management practices, which provide one or more of our ancillary services, including: orthopedic rehabilitation, electrodiagnostic medicine, intra-articular joint treatment and diagnostic imagery. Our cost of revenue is primarily physicians’ salaries and medical supplies.

We have set forth below our revenues and operating income classified by the type of service we perform as well as the expenses allocated to our corporate office.

	For the Nine Months Ended September 30, 2005
	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Totals
Revenues	$35,460,297	$4,444,255	$11,083,701	$—	$50,988,253
Operating Income	16,527,859	1,565,525	5,101,398	(5,978,180)	17,216,602

	For the Nine Months Ended September 30, 2004

	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Totals
Revenues	$14,311,376	$3,856,246	$8,270,878	$—	$26,438,501
Operating Income	6,276,182	1,562,577	4,130,746	(4,270,304)	7,699,202

Pain management revenue, expense and income are attributable to four owned and ten managed practices that primarily offer physician services for pain management and physiatry. With respect to one of our managed practices, we only include the revenue recognized from management fees earned. Surgery revenue, expense and income are attributable to one owned and two managed physician practices that offer surgical physician services, including minimally invasive spine surgery. Ancillary service revenue, expense and income are attributable to nine owned ambulatory surgery centers, and two managed practices that primarily offer orthopedic rehabilitation services. We have 31 practices under limited management agreements, including orthopedic rehabilitation, electrodiagnostic medicine and real estate services.

EPS Reconciliation

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Basic earnings per common share:
Net income available to common shareholders	$3,473,897	$1,541,879	$9,111,265	$4,265,825

Basic weighted average common shares outstanding	53,495,697	31,692,969	49,859,872	29,276,572

Basic earnings per common share	$0.06	$0.05	$0.18	$0.15

Diluted earnings per common share:

Net income available to common shareholders	$3,473,897	$1,541,879	$9,111,265	$4,265,825
Plus impact of assumed conversions
Interest expense on 7.5% convertible note due 2006, net of tax	—	—	312,341	—
Interest expense on 7.25% convertible note due 2007, net of tax	—	—	68,019	—
Interest expense on 7.5% convertible note due 2007, net of tax	121,551	—	70,805	—

Net income available to common shareholders plus assumed conversions	$3,595,448	$1,541,879	$9,562,430	$4,265,825

Basic weighted average common shares outstanding	53,495,697	31,692,969	49,859,872	29,276,572
Plus incremental shares from assumed conversions
7.5% convertible note due 2006	4,713,242	3,428,337	4,713,242	3,428,337
7.25% convertible note due 2007	—	—	1,015,201	1,631,806
7.5% convertible note due 2007	789,474	—	929,771	—
Employee stock option plan for vested, in the money options	4,634,343	3,623,338	4,943,324	3,798,112
Warrants issued, outstanding, and in the money	1,387,946	521,345	1,398,681	586,442
Contingent shares for acquisitions	—	—	—	—
Initial shares for acquisitions, weighted	—	—	—	—

Diluted weighted average common shares outstanding	65,020,702	39,265,989	62,860,091	38,721,269

Diluted earnings per common share	$0.06	$0.04	$0.15	$0.11

There were antidilutive shares during the periods presented in 2004.

Weighted average common share outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options, warrants, as well as the assumed conversion of the convertible notes.

PRO FORMA FINANCIALS

Following are the summarized unaudited pro forma results of operations for the nine months ended September 30, 2005, assuming the acquisitions of Colorado Pain Specialists, Lake Worth Surgical Center, Piedmont Center for Spinal Disorders, P.C. and Gables Surgical Center had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future earnings that would have been reported had the acquisitions been completed when assumed.

Pro Forma Consolidated Statement of Operations

Nine Months Ended September 30, 2005

(Unaudited)

	PainCare Historical	Colorado Pain Specialists (4)	Lake Worth Surgical Ctr (5)	Piedmont Ctr Spinal Disorders (6)	Gables Surgical Ctr (7)	Pro forma Adjustments		Pro forma
Revenues	$50,988,253	$722,974	$1,880,625	$817,534	$2,502,554	$—		$56,911,940
Cost of sales	8,295,102	326,637	357,636	168,640	322,451	(250,164	)(1)	9,220,302

Gross profit	42,693,151	396,337	1,522,989	648,894	2,180,103	250,164		47,691,638
Operating expenses:
General & adminstrative	24,218,347	398,396	618,067	333,018	731,731	(330,840	)(2)	25,968,719
Depreciation & amortization	1,258,203	—	82,278	2,284	83,937	—		1,426,702

Operating income	17,216,601	(2,059)	822,644	313,592	1,364,435	581,004		20,296,217
Interest expense	(2,355,325)	(2,040)	(9,668)	(4,529)	(13,525)	—		(2,385,087)
Other income	235,321	—	—	—	—	—		235,321

Income before taxes	15,096,597	(4,099)	812,976	309,063	1,350,910	581,004		18,146,451
Provision for income taxes	5,608,200	—	—	—	—	1,160,502	(3)	6,768,702

Income before minority interests’ share	9,488,397	(4,099)	812,976	309,063	1,350,910	(579,498)		11,377,749
Less: Minority interests’ share	377,132	—	163,815	—	364,745	—		905,692
Net income	$9,111,265	$(4,099)	$649,161	$309,063	$986,165	$(579,498)		$10,472,057

Basic earnings per share								$0.21

Basic weighted average shares outstanding								50,991,896

Diluted earnings per share								$0.16

Diluted weighted average shares outstanding								63,992,115

Footnotes to Unaudited Pro Forma Financial Statements:

1)	Adjustment for non-recurring cost of sales.
2)	Adjustment for non-recurring general and administrative expenses.
3)	Represents the provision for income taxes at an effective tax rate of 38%.
4)	Represents the results from the period beginning on January 1, 2005 and ending on March 31, 2005.
5)	Represents the results from the period beginning on January 1, 2005 and ending on May 12, 2005.
6)	Represents the results from the period beginning on January 1, 2005 and ending on July 31, 2005.
7)	Represents the results from the period beginning on January 1, 2005 and ending on July 31, 2005.

RECENT EVENTS

On October 3, 2005, the Company acquired the non-medical assets of Floyd O. Ring, Jr., M.D., P.C. “(RING),” an interventional pain management physician practice located in Denver, Colorado. The initial portion of the purchase price consisted of $1,250,000 plus 349,162 common shares. In addition, the Company will pay the shareholders of RING an additional $2,500,000 in three equal annual payments (50% cash and 50% common stock priced at market) subject to the satisfaction of certain earnings goals and the payment of the management fee to the Company.

On October 14, 2005, the Company acquired the non-medical assets of Christopher J. Centeno, M.D., P.C. and Therapeutic Management, Inc., collectively doing business as The Centeno Clinic “(CENTENO),” a pain management physician practice located in Denver, Colorado. The initial portion of the purchase price consisted of $3,750,000 plus 1,132,931 common shares. In addition, the Company will pay to the shareholders of CENTENO an additional $7,500,000 in three equal annual payments (50% cash and 50% common stock priced at market) subject to the satisfaction of certain earnings goals and the payment of the management fee to the Company.

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

We received a comment letter from the United States Securities and Exchange Commission with respect to our Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the SEC on March 16, 2005. We have been in communication with the SEC in an effort to resolve the matters set forth in the SEC comment letter. We are unable at this time to determine what impact, if any, the matters set forth in the SEC letter may have on our financial condition and/or financial statements.

The success of our growth strategy depends on the successful identification, completion and integration of acquisitions.

We have acquired or entered into general management agreements with 19 physician practices and 9 ambulatory surgery centers since 2002 and we intend to pursue additional acquisitions and management relationships. Our future success will depend on our ability to identify and complete acquisitions and integrate the acquired businesses with our existing operations. Our growth strategy will result in significant additional demands on our infrastructure, and will place a significant strain on our management, administrative, operational, financial and technical resources, and increase demands on our systems and controls. Our growth strategy involves numerous risks, including, but not limited to:

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

For the years ended December 31, 2004 and 2003 we realized net income of $5,730,153 and $1,212,906 respectively. We expect to increase our spending significantly as we continue to expand our service offerings. As a result, we will need to generate significant revenues in order to continue to grow our business and remain profitable.

A significant portion of our assets consists of goodwill and other intangible assets and any impairment, reduction, or elimination, of these intangible assets could hurt our results of operations.

As of September 30, 2005, we had an intangible asset, net goodwill, of approximately $91.6 million, which constituted 56% of our total assets. The net goodwill reflects the amount we pay for our acquired practices in excess of their book value. Our net goodwill will increase in the future as a result of our acquisitions as we pay contingent purchase price for the acquisitions according to the terms of the respective purchase agreements. In addition, we expect to incur additional goodwill in connection with future acquisitions. As prescribed by generally accepted accounting principles, we do not amortize goodwill; rather it is carried on our balance sheet until it is impaired. At least annually we test net goodwill for impairment. Any determination of impairment could require a significant reduction, or the elimination, of goodwill, which could hurt our results of operations. Also, the effect of a prolonged downturn in our business will be exacerbated by the impairment, and resulting write-down, of goodwill related to a reduction in the value of our acquired practices.

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

Our 7.5% convertible debentures and our secured convertible term notes contain certain provisions and restrictions, which if violated, could result in the full principal amount, $10,456,000 as of September 30, 2005, together with interest and other amounts, becoming immediately due and payable in cash on such securities. If such an event occurred and if a holder of such securities demanded repayment, we might not have the cash resources to repay such indebtedness. The debentures have a term of three years, with interest payable quarterly. Subject to certain conditions, the quarterly interest payments on the debentures may be paid, at our option, in cash or additional shares of our common stock. Our secured convertible term notes are repayable in monthly installments of principal over the three year life of the notes. Subject to certain conditions, the monthly principal and interest payments on the notes may be paid, at our option, in cash or additional shares of common stock. If we made the payments on the debentures and notes in cash rather than additional shares of common stock, it would reduce the amount of cash available to fund operations.

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

Our employment agreements with certain senior executive officers entitle them to an annual bonus equal to a total of 11% of our earnings before interest, taxes, depreciation and amortization.

Our employment agreements with our Chief Executive Officer and Chief Financial Officer, which expire on July 31, 2008, entitle each officer to an annual bonus equal to 4% of our earnings before interest, taxes, depreciation, and amortization. Our employment agreement with our President, which expires on January 31, 2009, entitles our President to an annual bonus equal to 3% of our earnings before interest, taxes, depreciation, and amortization. Historically our CEO, CFO and President have elected not to receive the entire annual bonus to which they were entitled. In the event our CEO, CFO and President do not waive their right to receive all or part of their respective bonuses in the future, it may materially impact our available cash and financial condition generally.

Increased costs associated with corporate governance compliance may significantly affect our results of operations.

The Sarbanes-Oxley Act of 2002 and our being subject to the Securities Exchange Act of 1934, as amended, will require changes in some of our corporate governance and securities disclosure and compliance practices, and will require a review of our internal control procedures. We expect these developments to increase our legal compliance and financial reporting costs. In addition, they could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. Finally, director and officer liability insurance for public companies has become more difficult and more expensive to obtain, and we may be required to accept reduced coverage or incur higher costs to obtain coverage that is satisfactory to us and our officers or directors. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude or additional costs we may incur as a result.

Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. Section 404 requires a reporting company such as ours to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. If, during the course of our ongoing evaluation, we identify areas of our internal controls requiring improvement, the resulting plans to design enhanced processes and controls to address said issues would likely result in additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Changes associated with reimbursement by third-party payors for our services may adversely affect our operating results and financial condition.

Approximately 58% of our revenues are directly dependent on the acceptance of the services provided by our owned practices, managed practices and limited management practices as covered benefits under third-party payor programs, including PPOs, HMOs and other managed care entities. The health care industry is undergoing significant changes, with third-party payors taking measures to reduce reimbursement rates or, in some cases, denying reimbursement for previously acceptable treatment modalities. There is no assurance that third-party payors will continue to pay for the services provided by our owned practices under their payor programs or by the managed practices. Failure of third-party payors to adequately cover minimally invasive surgery or other services will have a materially adverse affect on us.

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

A majority of our revenue during the first nine months of this year was generated by our operations in five states. In particular, Florida accounted for approximately 42% of our revenue. Adverse changes or conditions affecting these particular markets, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our financial condition and results of operations.

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

The market price of our common stock has been volatile.

Historically, the market prices for securities of companies like us have been highly volatile. In fact, since January 1, 2002, our common stock price has ranged from a low $0.12 to a high of $5.25 (as determined on a reverse-split basis). The market price of the shares could continue to be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares, announcements of potential business acquisitions, and changes in general market conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. We do not currently have any trading derivatives nor do we expect to have any in the future. We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.

Interest Rate Risk

We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of September 30, 2005, we had $30,000,000 of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at a rate of either LIBOR plus 7.25% or prime plus 4.25%, with a term of 48 months. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 10.92% per annum for the three months ended September 30, 2005 would correspondingly decrease our earnings and operating cash flows by approximately $81,900.

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at September 30, 2005 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2005. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to our company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

Between June 30, 2005 and September 30, 2005 a total of 220,000 common stock shares were issued upon the exercise of vested stock options.

Between June 30, 2005 and September 30, 2005 a total of 25,000 common stock shares were issued upon the exercise of vested warrants.

Between June 30, 2005 and September 30, 2005 a total of 52,596 common stock shares were issued for the payment of convertible debenture interest due to Midsummer Investments, Ltd. and Islandia, L.P.

Between June 30, 2005 and September 30, 2005 a total of 868,624 common stock shares were issued for the acquisition of Gables Surgical Center.

Between June 30, 2005 and September 30, 2005 a total of 263,400 common stock shares were issued for the acquisition of Piedmont Center for Spinal Disorders, P.C.

Between June 30, 2005 and September 30, 2005 a total of 1,021,942 common stock shares were issued for the acquisition of Center for Pain Management ASC. These shares are currently being held in escrow pending regulatory approval.

Between June 30, 2005 and September 30, 2005 a total of 69,115 common stock shares were issued to Benjamin Zolper, M.D. representing the first of three earn-out installments related to the acquisition of Ben Zolper, M.D., LLC.

Between June 30, 2005 and September 30, 2005 a total of 460,026 common stock shares were issued to Kenneth Alo, M.D. and Robert Wright, M.D. representing the first of three earn-out installments related to the acquisition of Denver Pain Management, Inc.

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

PainCare Holdings, Inc.

Date: November 14, 2005	/s/ Randy A. Lubinsky
Randy A. Lubinsky
Chief Executive Officer

Date: November 14, 2005	/s/ Mark Szporka
Mark Szporka
Chief Financial & Accounting Officer