Form 10-K
period 2005-12-31
PAINCARE HOLDINGS INC
filed 2006-06-01
CIK 1003472

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

OR

Commission File Number 0-22462

PAINCARE HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Florida	06-1110906
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

1030 N. Orange Avenue, Suite 105, Orlando, Florida	32801
(address of principal executive offices)	(zip code)

(407) 367-0944

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by checkmark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of (“accelerated filer and large accelerated filer”), an accelerated filer, or a non-accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the American Stock Exchange on May 26, 2006, was approximately $91.0 million.

As of May 26, 2006, the number of common shares outstanding was: 64,050,365.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

These forward-looking statements, which may include statements regarding our future financial performance or results of operations, including expected revenue growth, cash flow growth, future expenses, future operating margins and other future or expected performance, are subject to the following risks:

•	the acquisition of businesses or the launch of new lines of business, which could increase operating expenses and dilute operating margins;

•	the inability to attract new patients by our owned practices, the managed practices and the limited management practices;

•	increased competition, which could lead to negative pressure on our pricing and the need for increased marketing;

•	the inability to maintain, establish or renew relationships with physician practices, whether due to competition or other factors;

•	the inability to comply with regulatory requirements governing our owned practices, the managed practices and the limited management practices;

•	that projected operating efficiencies will not be achieved due to implementation difficulties or contractual spending commitments that cannot be reduced; and

•	to the general risks associated with our businesses.

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

PART I

ITEM 1. BUSINESS

Overview

PainCare Holdings, Inc. is a health care services company focused on the treatment of pain. Through our 21 pain-focused physician practices and 9 outpatient surgery centers, we offer pain management, minimally invasive spine surgery and ancillary services, including orthopedic rehabilitation, electrodiagnostic medicine, intra-articular joint injections and diagnostic imaging services. Our physicians are trained in specialties such as interventional pain management, orthopedics or physiatry, and utilize the latest medical technologies, clinical practices and equipment to offer cost-effective pain relief.

We have grown our business through a combination of organic growth and acquisitions of complementary physician practices and outpatient surgery centers. Since November 2004, we have acquired 7 physician practices and 6 surgery centers. To grow our physician practice revenue, our strategy is to acquire or enter into management agreements with profitable, well-established physician practices and expand the range of services they offer. For practices we have acquired, we survey the acquired practice and determine whether to expand the scope of services provided by the practice, including adding additional specialists such as physicians certified in pain management, neurosurgery, orthopedics or physiatry. By providing these additional services within the practice, we believe each practice can improve clinical outcomes, shorten treatment time and improve its profitability.

In contrast to historical physician practice management business models that forced the implementation of common information technology systems, such as shared billing and collection, clinical data and electronic health record systems, we deploy only those resources necessary to support the growth of additional services. Changes to information technology systems are kept to a minimum, and changes to billing and collection procedures are also minimized. As a result, we strive to achieve minimal disruption in the practice’s operations while at the same time facilitating the growth of the practice from within.

Our growth strategy for outpatient surgery centers is to identify profitable, high volume centers which provide pain management and orthopedic procedures. Many surgical procedures for the treatment of pain can be performed outside a traditional hospital setting, which we believe represents a cost-effective and convenient alternative for patients and health care payors. We believe that our surgery centers offer the latest orthopedic and interventional pain management technology and anesthetic techniques, contributing to improved clinical outcomes and patient satisfaction, in addition to growing our revenue.

We also have relationships with physician practices that we do not own, but provide limited management services to, such as in-house physical therapy, electrodiagnostic services and intra-articular joint injection programs. With these additional resources, the physician practice itself is able to offer a broader range of services to its patient base.

According to a joint monograph published by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) and the National Pharmaceutical Council, each year an estimated 25 million Americans experience acute pain due to injury or surgery and another 50 million suffer chronic pain. As the “baby boom” population ages, the number of people who will require treatment for pain from back disorders, degenerative joint diseases, rheumatologic conditions, visceral diseases and cancer is expected to rise. A 2004 study by the American Chronic Pain Association found that among those with chronic back pain, 56% of 18-34 year olds, 50% of 35-64 year olds, and 49% of 65+ year olds reported that their back was the source of the most pain. Inadequate control of pain interferes with the pain sufferer’s ability to carry out activities of daily living, such as work, and may result in psychological impairment as well. According to the same source, the annual cost to Americans of pain suffering is estimated at $100 billion each year.

The medical community’s awareness of the need for pain management has been increasing in recent years. In 1996, the American Pain Society proposed that pain was the fifth vital sign, in addition to pulse, blood pressure, body temperature and respiration, and the Veterans Health Administration has adopted pain as the fifth vital sign in their national pain management strategy. In 2001, JCAHO published standards that incorporated pain management into the standards for accredited health care providers. The JCAHO standards stress patients’ rights to appropriate assessment and management of pain, and require the treatment of pain along with the underlying disease or disorder. As a result, we believe that pain management is growing in significance as a medical specialty, which we believe will result in an increased demand for pain treatment.

We have relationships with 64 physician practices and ambulatory surgery centers. Through our subsidiaries, we operate three types of practice arrangements:

•	We employ licensed physicians in 7 practices which we own;

•	We have acquired the non-medical assets and we provide general management services to 14 physician practices;

•	We provide limited management services to 34 physician practices in areas such as in-house physical therapy, electrodiagnostic services and intra-articular joint injection programs.

We have acquired and operate 9 outpatient surgery centers.

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

•

Acquire profitable, well-established physician practices and surgery centers. We utilize a highly disciplined approach to evaluating acquisitions of additional practices and surgery centers. We have an extensive, multi-point due diligence evaluation process that we perform prior to acquisition, including such criteria as clinical quality, physician reputation, profitability and procedure and revenue growth rates. We intend to only acquire practices and surgery centers that we believe to be well-established with the capacity for future profitability and organic growth.

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

•

Develop additional services to enhance practice profitability. As the needs of our practices warrant we will develop additional programs to support their organic growth. For example, we may deploy imaging modalities such as mobile MRI equipment, or additional services such as in-office pharmaceutical dispensing, in order to provide a complete pain treatment program. In January 2005, we introduced a new program, called the Intra-Articular Joint Program, which is a nonsurgical treatment for knee pain and stiffness caused by osteoarthritis.

Our Executive Offices

Our principal executive offices are located at 1030 North Orange Avenue, Suite 105, Orlando, Florida 32801, and our telephone number is (407) 367-0944. Our website is located at www.paincareholdings.com. Our website address is included as an inactive textual reference only.

Recent Developments

Acquisitions

Since our founding in 2000, we have completed twenty-one practice acquisitions, nine surgery center acquisitions and purchased a majority interest in one healthcare services company. The following acquisitions (all managed unless indicated otherwise) have been completed since January 1, 2005:

Name and Nature of Business	Effective Date of Purchase	Purchase Price
Colorado Pain Specialists, PC., an interventional pain management practice located in Colorado	April 13, 2005	$2,125,000 in cash and 653,698 shares of common stock, plus contingent payments of up to $4,250,000 in cash and common stock if certain performance goals are met.

PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center., a fully accredited ambulatory surgical center located in Lake Worth, Florida	May 12, 2005	$6,930,940 in cash and 324,520 shares of common stock for a 67.5% ownership interest.

PSHS Beta Partners, Ltd. d/b/a Gables Surgical Center, a fully accredited ambulatory surgical center located in Miami, Florida	August 1, 2005	$3,282,304 in cash and 868,624 shares of common stock, plus promissory notes totaling $1,536,952, due one year from the closing date, for a 73% ownership interest.

Piedmont Center for Spinal Disorders, P.C., an orthopedic spine surgery practice located in Danville, Virginia	August 9, 2005	$1,000,000 in cash and 263,400 shares of PainCare’s common stock, plus contingent payments of up to $2,000,000 in cash and common stock if certain performance goals are met.

Floyd O. Ring, Jr., M.D., P.C., an pain management physician practice located in Denver, Colorado	October 3, 2005	$1,250,000 in cash and 349,162 shares of PainCare’s common stock, plus contingent payments of up to $2,500,000 in cash and common stock if certain performance goals are met.

Christopher J. Centeno, M.D., P.C. and Therapeutic Management, Inc., collectively doing business as The Centeno Clinic, a pain management physician practice located in Denver, Colorado.	October 14, 2005	$3,750,000 in cash and 1,132,931 shares of PainCare’s common stock, plus contingent payments of up to $7,500,000 in cash and common stock if certain performance goals are met.

Center for Pain Management ASC, LLC, a fully accredited ambulatory surgical center with four locations in Maryland.	January 3, 2006	$3,750,000 in cash and 1,021,942 shares of common stock, plus promissory notes totaling $7,500,000 in principal, due one year from the closing date.

REC, Inc. & CareFirst Medical Associates, P.A., co-located pain management and orthopedic rehabilitation practices located in Whitehouse, Texas.	January 6, 2006	$625,000 in cash and 191,131 shares of PainCare’s common stock, plus contingent payments of up to $1,250,000 in cash and common stock if certain performance goals are met.

Desert Pain Medicine Group, a pain management physician practice with three locations in California.	January 20, 2006	$1,500,000 in cash and 471,698 shares of PainCare’s common stock, plus contingent payments of up to $3,000,000 in cash and common stock if certain performance goals are met.

Amphora, LLC, an intraoperative monitoring company based in Denver, Colorado, serving medical institutions throughout Colorado, Wyoming, Arizona and Nebraska	February 1, 2006

PainCare purchased a 60% ownership interest and paid $3,250,000 in cash and 1,035,032 shares of PainCare’s common stock, plus contingent payments of up to $8,500,000 in cash and common stock if certain performance goals are met.

Industry Background

Acute and Chronic Pain

According to a joint monograph published by JCAHO and the National Pharmaceutical Council, each year an estimated 25 million Americans experience acute pain due to injury or surgery and another 50 million suffer chronic pain. As the “baby boom” population ages, the number of people who will require treatment for pain from back disorders, degenerative joint diseases, rheumatologic conditions, visceral diseases and cancer is expected to rise. Inadequate control of pain interferes with the pain sufferer’s ability to carry out activities of daily living, and may result in psychological impairment as well. According to the same source, the annual cost to Americans of pain suffering is estimated at $100 billion each year. Depending on the nature of the underlying disorder, the type of pain, severity and frequency of occurrence can vary widely. Common types of acute pain are associated with illnesses, surgical procedures, injuries, burns, or obstetrical pain related to labor and delivery. Common types of chronic pain include back pain, often localized in the lower back or neck regions, arthritis pain and headache or migraine. Chronic pain is also associated with degenerative diseases such as cancer.

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

Growth of Existing Practices

To grow revenue, we assist our owned and managed practices with the addition of selected specialty physicians and treatment services. This permits the practice to offer in house additional services that would previously be referred out to other providers. As a result, we believe that the treating physician is better able to monitor the patient, and respond to any specific treatment needs more rapidly and effectively than if the patient were using an outside provider. We believe that this approach results in the opportunity for improved clinical outcomes, shortened treatment times and increased revenue to the physician practice.

In our experience, physicians operating high-growth, busy practices often have limited time and resources to evaluate the potential impact of the deployment of additional services and equipment. Even if the physician has obvious demand for additional services, it can be time-consuming and costly to locate, qualify, negotiate with and incorporate additional specialists into the existing practice. Further, the time and resources required to physically expand the practice, through purchase or lease of additional real estate, design and construction of new facilities, and the acquisition and deployment of capital-intensive equipment are often significant barriers to growth for the practicing physician. Our approach is to relieve the physician of the administrative burdens associated with expanding the practice, which we believe allows the physician to focus more effectively on patient care, while creating opportunities for the physician’s practice to support organic growth.

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

We currently own and operate nine outpatient surgery centers which are located within physician offices. By providing these centers within the physician office, we are able to charge a technical fee for procedures performed on our premises, in addition to the professional fee charged by the physician. As needed, we will construct outpatient surgery centers or individual procedure rooms within our practice offices to enable outpatient procedures to be performed. We believe that such facilities are well suited to pain management and minimally invasive surgical procedures, and represent a lower-cost alternative to inpatient or dedicated surgery center facilities.

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

Intra-Articular Joint Program. In January 2005, we unveiled a new proprietary ancillary service designed to address severe knee pain and stiffness caused by osteoarthritis, which currently affects over 21 million Americans. The intra-articular joint program, will be integrated into the service offerings provided by each suitable physician practice in our national healthcare organization. In addition, the intra-articular joint program will be marketed nationally to non-affiliated physician practice groups under a limited management agreement, similar to our proprietary orthopedic rehabilitation and electro diagnostic medicine programs. The intra-articular joint program is a proprietary, technologically advanced, non-operative knee treatment protocol that combines a five to six week series of strategically targeted injections of Hyalgan - the first FDA-approved hyaluronan therapy to treat osteoarthritis knee pain in the United States, with synergistic orthopedic rehabilitation procedures specifically designed to strengthen blood flow to the knee.

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

Recent Developments

Intraoperative Monitoring. In addition to our core business as set forth above, we also provide advanced Intraoperative Monitoring (IOM) and interpretation services to hospitals and surgeons through a majority-owned subsidiary Amphora. During surgical procedures, IOM is used to continuously assess the functional integrity of a patient’s nervous system, identify neural structures in the operative field, and avoid damage to those structures. In this regard, IOM offers protection of neural tissues and organs (brain, spinal cord and peripheral nerves) during surgery. By measuring spontaneous or elicited (evoked) electrical signals produced by the nervous system or attached muscle groups during surgery, impending injury or nerve irritation can be detected. This offers an opportunity to intervene and prevent permanent injury. IOM has been shown to be effective in reducing operative neurological complications in several types of surgeries, and is best documented in spinal surgeries for protection of the spinal cord. IOM has also shown to be highly effective in ENT craniofacial, orthopedic, and cardio- and cerebro-vascular surgeries.

Our Operations

We have acquired and operate seven physician practices which are wholly-owned subsidiaries of ours and we have acquired the non-medical assets and provide management services to fourteen physician practices, in addition to acquiring a total of nine outpatient surgery centers.

Each practice is focused on treatment of acute or chronic pain. Services provided in our practices include pain management, minimally invasive spine surgery, orthopedic rehabilitation, electro diagnostic medicine and diagnostic imagery, with each practice offering a differing mix of specific services while remaining focused on pain treatment. The following table is a list of our owned practices (“O”), managed practices (“M”) and outpatient surgery centers, including the original specialty of these practices and the services that we have added to them after we acquired the non-medical assets and entered into management agreements with them.

Practice Name	Location	Effective Date of Transaction	Initial Specialty	Added Service(s)
Rothbart Pain Management Clinic, Inc. (O)	Toronto, Canada	December 1, 2000	Pain Management	Additional Physicians

Advanced Orthopedics of South Florida II, Inc. (O)	Lake Worth, FL	January 1, 2001	Orthopedic Surgery	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Additional Physicians, Intra- Articular Joint

Pain and Rehabilitation Network, Inc. (O)	Orange Park, FL	December 12, 2002	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Additional Physicians, Intra- Articular Joint, (2) Additional Locations

Medical Rehabilitation Specialists II, Inc. (O)	Tallahassee, FL	May 16, 2003	Pain Management	Orthopedic Rehabilitation, Additional Building Space

Associated Physicians Group (M)	O’Fallon, IL	August 6, 2003	Orthopedic Rehabilitation	Orthopedic Rehabilitation, Intra- Articular Joint, Additional Physicians, (1) Additional Location

Spine & Pain Center, P.C. (M)	Bismarck, ND	December 23, 2003	Pain Management	Orthopedic Rehabilitation, Intra- Articular Joint

Health Care Center of Tampa, Inc. (O)	Lakeland, FL	December 30, 2003	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra-Articular Joint Program

Bone & Joint Surgical Clinic, Inc. (O)	Houma, LA	December 31, 2003	Orthopedic Surgery	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Additional Building Space, Intra-Articular Joint

Kenneth M. Alo, M.D., P.A. (M)	Houston, TX	December 31, 2003	Pain Management	Electrodiagnostic Medicine

Denver Pain Management, P.C. (M)	Denver, CO	April 29, 2004	Pain Management	Orthopedic Rehabilitaion, Electrodiagnostic Medicine, Intra-Articular Joint, Additional Physician

Georgia Pain Physicians, P.C. (M)	Atlanta, GA	May 25, 2004	Pain Management	Fellowship Program, Additional Physician

Georgia Surgical Centers, Inc. (O)	Atlanta, GA	May 25, 2004	Three Ambulatory Surgical Centers	N/A

Dynamic Rehabilitation Centers (M)	Detroit, MI	June 1, 2004	Orthopedic Rehabilitation	Orthopedic Rehabilitation, Intra- Articular Joint

Rick Taylor, D.O., P.A. (M)	Palestine, TX	June 7, 2004	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Diagnostic Imaging, Intra-Articular Joint, Additional Physicians, (1) Additional Location

Benjamin Zolper, M.D., Inc. (O)	Bangor, ME	July 1, 2004	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Office Expansion, Additional NP & PT

The Center for Pain Management (M)	Baltimore, MD	December 1, 2004	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra-Articular Joint, Additional PA & PT

Colorado Pain Specialists, P.C. (M)	Denver, CO	April 15, 2005	Pain Management	Electrodiagnostic Medicine, Intra-Articular Joint, Additional PA

PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center (O)	Lake Worth, FL	May 12, 2005	One Ambulatory Surgical Center	N/A

PSHS Beta Partners, Ltd. d/b/a Gables Surgical Center (O)	Miami, FL	August 1, 2005	One Ambulatory Surgical Center	N/A

Piedmont Center for Spinal Disorders, P.C. (M)	Danville, VA	August 9, 2005	Orthopedic Surgery	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra-Articular Joint, Additional Physician

Floyd O. Ring, Jr., M.D., P.C. (M)	Denver, CO	October 3, 2005	Pain Management	(1) Additional Location, Additional Physician

Christopher J. Centeno, M.D., P.C. & Therapeutic Management, Inc. (M)	Denver, CO	October 14, 2005	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra-Articular Joint, Additional PA

The Center for Pain Management ASC, LLC (M)	Baltimore, MD	January 3, 2006	Four Ambulatory Surgical Centers	N/A

REC, Inc. & CareFirst Medical Associates (M)	Whitehouse, TX	January 6, 2006	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra-Articular Joint

Desert Pain Medicine Group (M)	Palm Springs, CA	January 20, 2006	Pain Management	Intra-Articular Joint

In addition to our 7 owned practices and 14 managed practices, we provide limited management services and equipment to 34 other practices throughout the country, including orthopedic rehabilitation, electrodiagnostic services and intra-articular joint therapy and equipment. We also own majority interest in nine surgery centers and an intraoperative monitoring company.

Operations Management

When we acquire or enter into a management agreement with a practice, we focus on integrating the practice with our operations. We have an eight-member team that is charged with facilitating a smooth transition after closing. Our integration team, in coordination with our consultants, legal counsel and independent accountants, works with the existing practice administrators and staff to perform such functions as:

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

•

Acquire profitable, well-established physician practices and surgery centers. We utilize a highly disciplined approach to evaluating acquisitions of additional practices and surgery centers. We have an extensive, multi-point due diligence evaluation process that we perform prior to acquisition, including such criteria as clinical quality, physician reputation, profitability and procedure and revenue growth rates. We intend to only acquire practices and surgery centers that we believe to be well-established with the capacity for future profitability and organic growth.

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

•

Develop additional services to enhance practice profitability. As the needs of our practices warrant we will develop additional programs to support their organic growth. For example, we may deploy imaging modalities such as mobile MRI equipment, or additional services such as in-office pharmaceutical dispensing, in order to provide a complete pain treatment program. In January 2005, we introduced a new program, called the Intra-Articular Joint Program, which is a nonsurgical treatment for knee pain and stiffness caused by osteoarthritis. In February 2006, we purchased majority ownership interest in an intraoperative monitoring company, which we plan to expand through additional hospital contracts.

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

Competition

The health care industry, in general, and the markets for orthopedic, rehabilitation and minimally invasive surgery services in particular, are highly competitive. Our owned, managed and limited management practices compete with other physicians and rehabilitation clinics who may be better established or have greater recognition in a particular community than the physicians in our practices. Our practices also compete against hospitals and large health care companies, such as HealthSouth, Inc. and U.S. Physical Therapy, Inc., with respect to orthopedic and rehabilitation services, and Symbion and AmSurg Corp, with respect to out-patient surgery centers. These hospitals and companies have established operating histories and greater financial resources than us. In addition, we expect competition to increase, particularly in the market for rehabilitation services, as consolidation of the therapy industry continues through the acquisition by hospitals and large health care companies of physician-owned and other privately owned therapy practices. We will also compete with our competitors in connection with acquisition opportunities.

Relationships with Physician Practices

We provide our services through physician practices with which we have one of three types of relationships:

•	Owned practices, which are wholly-owned subsidiaries of PainCare Holdings, Inc.

•	Managed practices, in states that prohibit the corporate practice of medicine; and

•	Limited management practices, which are medical practices where we provide certain management services and equipment pursuant to specific contractual agreements.

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

In a typical managed practice, we acquire all of the non-medical assets of a physician practice from the owner physicians and then enter into a management agreement with the physicians to manage the practice for a fee. The management agreement is usually for a 40 year term and is generally only subject to termination by the physician if we breach the agreement and fail to cure the breach upon at least 30 days’ written notice from the physicians.

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

As the result of a congressional mandate, the Office of the Inspector General (OIG) of the Department of Health and Human Services promulgated regulations specifying certain payment practices which the OIG determined to be at minimal risk for abuse. The OIG named these payment practices “Safe Harbors.” If a payment arrangement fits within a safe harbor, it will be deemed not to violate the Anti-Kickback Statute. Merely because a payment arrangement does not comply with all of the elements of any Safe Harbor, however, does not mean that the parties to the payment arrangement are violating the Anti-Kickback Statute.

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

We have attempted to draft our agreements with the limited management practices in a manner that takes into account the concerns in the Special Advisory Bulletin. Specifically, under our arrangements, the limited management practice takes business risk. It is financially responsible for the following costs: the space required to provide the services; employment costs of the personnel providing the services and intake personnel; and billing and collections. We do not reimburse the limited management practice for any of these costs. We provide solely equipment, supplies and our management expertise. In one of our limited management business lines we do not even provide the equipment. In return for these items and services, we receive a percentage of the limited management practice’s collections from the services being managed by us that is consistent with the fair market value of our services. Consequently, we believe that the limited management practice is not being compensated for or to induce its referrals.

Although we believe that our arrangements with the limited management practices do not violate the Anti-Kickback Statute for the reasons specified above, we cannot guarantee that our arrangements will be free from scrutiny by the OIG or that the OIG would not conclude that these arrangements violate the Anti-Kickback Statute. In a recent OIG Advisory Opinion No. 4-17, the OIG declined to issue a favorable opinion on a limited lease/management arrangement involving physician office-based pathology laboratory services. Although we believe that our limited management arrangements are distinguishable from the facts in Advisory Opinion No. 4-17, this opinion illustrates how broadly the OIG is applying its contractual joint venture analysis. In the event the OIG were to conclude that our limited management arrangements violate the Anti-Kickback Statute, this would have a material adverse effect on us.

Federal Anti-Referral Laws

Section 1877 of Title 18 of the Social Security Act, commonly referred to as the “Stark Law,” prohibits a physician from making a referral to an entity for the furnishing of Medicare-covered “designated health services” if the physician (or an immediate family member of the physician) has a “financial relationship” with that entity. “Designated health services” include clinical laboratory services; physical and occupational therapy services; radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services (including the professional component of such diagnostic testing, but excluding invasive procedures where the imaging modality is used to guide a needle, probe or catheter accurately); radiation therapy services and supplies; durable medical equipment and supplies; home health services; inpatient and outpatient hospital services; and certain other services. A “financial relationship” is defined as an ownership or investment interest in or a compensation arrangement with an entity that provides designated health services. Sanctions for prohibited referrals include denial of Medicare payment, and civil money penalties of up to $15,000 for each service ordered. Designated health services furnished pursuant to a referral that is prohibited by the Stark Law are not covered by Medicare and payments improperly collected must be promptly refunded.

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

State Anti-Referral Laws

At least some of the states in which we do business also have prohibitions on physician self-referrals that are similar to the Stark Law. These laws and interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. As indicated elsewhere, we enter into management agreements with the managed practices and the limited management practices. Under those agreements, we provide management and equipment and services to the practices in exchange for compensation. Although we believe that the practices comply with these laws, and although we attempt to structure our relationships with these practices in a manner that we believe keeps us from violating these laws (or in a manner that we believe does not trigger the law), state regulatory authorities or other parties could assert that the practices violate these laws and/or that our agreements with the practices violate these laws. Any such conclusion could adversely affect our financial results and operations.

A substantial portion of our business operations, including our corporate offices, are located in Florida. Florida’s prohibition on self-referrals, Fla. Stat. §456.053 (“Self-Referral Act”), prohibits health care providers from referring patients, regardless of payment source (not just Medicare and Medicaid beneficiaries), for the provision of certain designated health services (“Florida Designated Health Services”) to an entity in which the health care provider is an investor or has an investment interest. Under the Self-Referral Act, Florida Designated Health Services are defined as clinical laboratory, physical therapy, and comprehensive rehabilitative, diagnostic-imaging and radiation therapy services. We currently operate facilities, and plan to purchase additional practices that provide some or all of these Florida Designated Health Services. All health care products and services not considered Florida Designated Health Services are classified as “other health services.” The Self-Referral Act also prohibits the referral by a physician of a patient for “other health services” to an entity in which that physician is an investor, unless (i) the physician’s investment interest is in the registered securities of a publicly traded corporation whose shares are traded on a national exchange or over-the-counter market and which has net equity at the end of its most recent fiscal quarter in excess of $50,000,000; or (ii) the physician’s investment interest is in an entity whereby (a) no more than 50% of the value of the investment interests in the entity may be held by investors who are in a position to make referrals to the entity; (b) the terms under which an investment interest is offered must be the same for referring investors and non-referring investors; (c) the terms under which an investment interest is offered may not be related to the investor’s volume of referrals to the entity; and (d) the investor must not be required to make referrals or be in the position to make referrals to the entity as a condition for becoming or remaining an investor (the “50% Investor Exception”).

Entities that meet either exception must also (i) not lend to or guarantee a loan to an investor who is in a position to make referrals if the investor uses any part of that loan to obtain the investment interest, and (ii) distribute profits and losses to investors in a manner that is directly proportional to their capital investment.

The Self-Referral Act excludes from the definition of “referral” services by a health care provider who is a sole provider or member of a group practice (as defined by the Self-Referral Act) that are provided solely for the referring health care provider’s or group practice’s own patients (“Group Practice Exception”). Referrals by our physician investors who are not employed by an owned practice to an owned practice for “other health services” should qualify for the 50% Investor Exception, because physician-investors in a position to refer to our owned practice, but who are not employed by our owned practice, do not collectively own more than 50% of the investment value of PainCare. However, physician investors who are not employed by our owned practices cannot refer to our owned practices for Florida Designated Health Services because they are not members of our owned group practices and, thus, their referrals would not qualify for the Group Practice Exception. So long as physician investors who are not employed by our owned practices do not refer to our owned practices for Florida Designated Health Services, we believe we will be in compliance with the Self-Referral Act. Although we will have mechanisms in place to monitor referrals from physician investors, it is the responsibility of the physician investors to comply with the Self-Referral Act and there can be no assurances that physician investors will comply with such law. Violations thereof could adversely affect us, as well as result in regulatory action against the Company.

The Self-Referral Act also imposes certain disclosure obligations on us and physician investors who are referring physicians. Under the Self-Referral Act, a physician may not refer a patient to an entity in which he or she is an investor, even for services that are not Florida Designated Health Services, unless, before doing so, the patient is given a written statement disclosing, among other things, the physician’s investment interest in the entity to which the referral is made. Other obligations are imposed on the Company as a result of the Self-Referral Act. It is the responsibility of any referring physician investor to comply with such statutes, regulations and professional standards. However, this law may discourage certain physician investors from making referrals to us or encourage patients to choose alternative health care providers. In addition, the violation thereof could adversely affect us, as well as result in regulatory action against us.

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

Information Privacy Regulations

Numerous state, federal and international laws and regulations govern the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules, or HIPAA. In the provision of services to our patients, we may collect, use, maintain and transmit patient information in ways that may or will be subject to many of these laws and regulations. The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions, or Transactions Rule; the Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule; and the Health Insurance Reform Security Standards, or Security Rule. The respective compliance dates for these rules for most entities were October 16, 2002, April 16, 2003 and April 21, 2005. HIPAA applies to covered entities, which include most healthcare providers and health plans that will contract for the use of our services. HIPAA requires covered entities to bind contractors to compliance with certain burdensome HIPAA requirements. Other federal and state laws restricting the use and protecting the privacy of patient information also apply to us, either directly or indirectly.

The HIPAA Transactions Rule establishes format and data content standards for eight of the most common healthcare transactions. When we perform billing and collection services for our owned practices or managed practices we may be engaging in one of more of these standard transactions and will be required to conduct those transactions in compliance with the required standards. The HIPAA Privacy Rule restricts the use and disclosure of patient information and requires entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically. We may be required to make costly system purchases and modifications to comply with the HIPAA requirements that are imposed on us and our failure to comply with these requirements may result in liability and may adversely affect our business.

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

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle health care related data, and the cost of complying with these standards could be significant. If we do not properly comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

Employees

As of March 29, 2006, the Company and its subsidiaries employed and leased approximately 428 persons, of which approximately 390 are full time and 38 are licensed physicians. These employees do not include physicians and other allied healthcare personnel employed by our managed practices.

Our ability to provide our services is dependent upon recruiting, hiring, and retaining qualified technical personnel. To date, we have been able to recruit and retain sufficient qualified personnel. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider relations with our employees to be good.

Available Information

Our Internet address for our corporate website is www.paincareholdings.com. We make available free of charge, through the Investor Information section of our corporate website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We have not incorporated by reference into this Report the information on our corporate website, and you should not consider it to be a part of this Report. The Internet address for our corporate website is included as an inactive textual reference only.

ITEM 1A. RISK FACTORS

You should consider the risks described below before making an investment decision. We believe that the risks and uncertainties described below are the principal material risks facing our company as of the date of this Form 10-K. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of the following risks.

Risks Related to Our Business

We may need to restate our consolidated financial statements again.

Based upon comments received from the SEC staff regarding our method of accounting for (i) certain term notes, freestanding and embedded derivatives, and (ii) intangible assets acquired in connection with physician practice and surgery center acquisitions, we have restated our consolidated financial statements for the years ended December 31, 2000, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. We based the foregoing restatements on our interpretation of applicable accounting pronouncements, notwithstanding the fact that the SEC staff comments remain unresolved. There can be no assurance that the SEC staff will agree with our interpretation of the applicable accounting pronouncements. In the event the SEC staff disagrees with one or more of our interpretations of applicable accounting pronouncements, we may have to restate our consolidated financial statements again in the future.

A number of class action lawsuits have been filed against us and certain of our officers and directors.

We have become aware of at least twelve putative class action lawsuits and derivative demand letters filed against us and certain of our officers and directors. Of the total filed lawsuits and derivative demand letters, we’ve been served with nine. We understand that the lawsuits arose in connection with our determination to restate certain of our historical financial statements. We believe that the lawsuits lack merit and we have engaged the international law firm of McDermott Will & Emery LLP to vigorously defend against such allegations and claims. There can be no assurance at this time how the lawsuits in question will ultimately be resolved, or the impact, if any, such resolutions will have on our operations and/or financial condition.

We may need to negotiate a waiver letter with respect to our senior credit facility.

On May 2, 2006 we entered into a letter agreement with the lenders under our $30 million senior credit facility pursuant to which the lenders waived certain historic breaches of the terms of the credit facility in consideration for which we paid a $300,000 waiver fee to the lenders.

Subsequent to the date of the letter agreement we may have failed to comply with certain covenants set forth in the credit facility. While we have not received a notice letter from the lenders with respect to any breaches or defaults under the terms of the credit facility after the date of the letter agreement, there can be no assurance that such a notice letter will not be received in the future. In the event we are served with such a notice letter in the future we will attempt to enter into another waiver agreement with the lenders. There can be no assurance that we would be able to enter into any such waiver agreement. As the credit facility is secured by all of our assets, to the extent we were unable to negotiate a waiver letter with the lenders the lenders might attempt to take certain actions that could materially adversely impact our operations, including, but not limited to, taking control of one or more of our operating subsidiaries and/or other company assets.

We Need to Continue to Improve and Implement our Controls and Procedures.

Requirements adopted by the SEC in response to the passage of the Sarbanes-Oxley Act of 2002 require us to (i) evaluate and report on a quarterly basis the effectiveness of our disclosure controls and procedures, and (ii) assess and report on an annual basis the effectiveness of our internal controls over financial reporting.

During our assessment with respect to the effectiveness of the foregoing controls as of December 31, 2005, the end of our most recent fiscal year, management identified a number of material weaknesses, which are fully disclosed in Item 9A in this Form 10-K.

As a result of the material weaknesses, management concluded that our disclosure controls and procedures and our internal controls over financial reporting as of December 31, 2005, the end of our most recent fiscal year, were not effective.

In an effort to rectify the foregoing material weaknesses, we have modified our method of accounting for certain transactions and have implemented additional controls. In so doing, we restated our consolidated financial statements for the years ended December 31, 2000, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

We continue to evaluate our disclosure controls and procedures and our internal controls over financial reporting, and may modify, enhance or supplement them as appropriate in the future. There can be no assurance that we will be able to maintain compliance with all of the SEC control requirements. Any modifications, enhancements or supplements to our controls systems could be costly to prepare or implement, divert the attention of our management from operating our business, and cause our operating expenses to increase over the ensuing year. Further, our stock price may be adversely affected by the current, or any future, determination that our disclosure controls and procedures and/or internal controls over financial reporting were not effective.

Please refer to Part II. Item 9A. below for an additional discussion regarding our controls.

The success of our growth strategy depends on the successful identification, completion and integration of acquisitions.

We have acquired or entered into general management agreements with 21 physician practices and 9 ambulatory surgery centers since 2002 and we intend to pursue additional acquisitions and management relationships. Our future success will depend on our ability to identify and complete acquisitions and integrate the acquired businesses with our existing operations. Our growth strategy will result in significant additional demands on our infrastructure, and will place a significant strain on our management, administrative, operational, financial and technical resources, and increase demands on our systems and controls. Our growth strategy involves numerous risks, including, but not limited to:

•	the possibility that we are not able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms;

•	possible decreases in capital resources or dilution to existing stockholders;

•	difficulties and expenses incurred in connection with an acquisition;

•	the difficulties of operating an acquired business;

•	the diversion of management’s attention from other business concerns;

•	a limited ability to predict future operating results of acquired practices; and

•	the potential loss of key physicians, employees and patients of an acquired practice.

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

We can give no assurances that we will be able to obtain financing necessary for our acquisition and development strategy or that, if available, the financing will be on terms acceptable to us. If we do not have sufficient capital resources, our growth could be limited and our operations impaired.

There has been a lack of profitable operations in recent periods.

For the years ended December 31, 2005, 2004 and 2003, net loss was ($5,339,378), $(1,501,482) and ($11,482,842), respectively. We expect to increase our spending significantly as we continue to expand our service offerings and commercialization activities. As a result, we will need to generate significant revenues in order to continue to grow our business and become profitable.

A significant portion of our assets consists of goodwill and other intangible assets and any impairment, reduction, or elimination of these intangible assets could hurt our results of operations.

As of December 31, 2005, we had an intangible asset, net goodwill, of approximately $111.5 million, which constituted 61% of our total assets. The net goodwill reflects the amount we pay for our acquired practices in excess of the fair value of other identifiable intangible and tangible assets. Our net goodwill will increase in the future as a result of our acquisitions as we pay the contingent purchase price for the acquisitions according to the terms of the respective purchase agreements. In addition, we expect to acquire additional goodwill in connection with future acquisitions. As prescribed by generally accepted accounting principles, we do not amortize goodwill; rather it is carried on our balance sheet until it is impaired. At least annually we test net goodwill for impairment. Any determination of impairment could require a significant reduction, or the elimination, of goodwill, which could hurt our results of operations. Also, the effect of a prolonged downturn in our business will be exacerbated by the impairment, and resulting write-down, of goodwill related to a reduction in the value of our acquired practices.

Our cash flow and financial condition may be adversely affected by the assumption of credit risks.

Our managed and limited management practices bill their patients’ insurance carriers for services provided by the practices. By undertaking the responsibility for patient billing and collection activities, the practices assume the credit risk presented by the patient base, as well as the risk of payment delays attendant to reimbursement through governmental programs or third-party payors. If our practices are unsuccessful in collecting a substantial amount of such fees, it will have a material adverse affect on our financial condition because our compensation from these practices is dependent on the practices’ collections.

If we are forced to repay our debentures and notes in cash, we may not have enough cash to fund our operations.

Our 7.5% convertible debentures and our secured convertible term notes contain certain provisions and restrictions, which if violated, could result in the full principal amount, $9,653,008 as of December 31, 2005, together with interest and other amounts, becoming immediately due and payable in cash on such securities. If such an event occurred and if a holder of such securities demanded repayment, we might not have the cash resources to repay such indebtedness. The debentures have a term of three years, with interest payable quarterly. Subject to certain conditions, the quarterly interest payments on the debentures may be paid, at our option, in cash or additional shares of our common stock. Our secured convertible term notes are repayable in monthly installments of principal over the three year life of the notes. Subject to certain conditions, the monthly principal and interest payments on the notes may be paid, at our option, in cash or additional shares of common stock. If we made the payments on the debentures and notes in cash rather than additional shares of common stock, it would reduce the amount of cash available to fund operations.

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

Our key employees and consultants include Merrill Reuter, M.D., Randy Lubinsky, Mark Szporka, and Ron Riewold. We have entered into employment agreements with Randy Lubinsky (Chief Executive Officer and Director), Ron Riewold (President and Director), Mark Szporka (Chief Financial Officer and Director), and Dr. Merrill Reuter (President of one of our subsidiaries and Chairman of the Board). Should the services of Dr. Reuter, Randy Lubinsky, Ron Riewold, or Mark Szporka or other key personnel become unavailable to us for any reason, our business could be adversely affected. There is no assurance that we will be able to retain these key individuals and/or attract new employees of the caliber needed to achieve our objectives. We do not maintain any key employee life insurance policies.

Our employment agreements with certain senior executive officers entitle them to individual annual bonuses equal to a minimum of $200,000 up to a maximum of 150% of salary.

Our employment agreements with our Chief Executive Officer, Chief Financial Officer and

President, which expire on December 31, 2010, and were amended effective January 1, 2006, entitle each officer to a minimum annual bonus of $200,000 up to a maximum of 150% of their base salary in any one calendar year.

Increased costs associated with corporate governance compliance may significantly affect our results of operations.

The Sarbanes-Oxley Act of 2002 and our being subject to the Securities Exchange Act of 1934, as amended, requires changes in some of our corporate governance and securities disclosure and compliance practices, and requires a review of our internal control procedures. We expect these developments to increase our legal compliance and financial reporting costs. In addition, they could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. Finally, director and officer liability insurance for public companies has become more difficult and more expensive to obtain, and we may be required to accept reduced coverage or incur higher costs to obtain coverage that is satisfactory to us and our officers or directors. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude or additional costs we may incur as a result.

Changes associated with reimbursement by third-party payors for our services may adversely affect our operating results and financial condition.

Approximately 50% of our revenues are directly dependent on the acceptance of the services provided by our managed practices and limited management practices as covered benefits under third-party payor programs, including PPOs, HMOs and other managed care entities. The health care industry is undergoing significant changes, with third-party payors taking measures to reduce reimbursement rates or, in some cases, denying reimbursement for previously acceptable treatment modalities. There is no assurance that third-party payors will continue to pay for the services provided by our owned practices under their payor programs or by the managed practices. Failure of third-party payors to adequately cover minimally invasive surgery or other services will have a material adverse effect on us.

Professional liability claims could adversely impact our business.

Our managed practices are involved in the delivery of health care services to the public and are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of any applicable insurance coverage. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. There can be no assurance that our owned and managed practices will not be subject to such claims, that any claim will be successfully defended or, if our practices are found liable, that the claim will not exceed the limits of our insurance. Liabilities in excess of our insurance could have a material adverse effect on us.

Our business is subject to substantial competition which could have a material impact on our business and financial condition.

The health care industry, in general, and the markets for orthopedic, rehabilitation and minimally invasive surgery services in particular, are highly competitive. The practices we own or manage compete with other physicians and rehabilitation clinics who may be better established or have greater recognition in a particular community than the physicians in these practices. These practices also compete against hospitals and large health care companies, such as HealthSouth, Inc. and U.S. Physical Therapy, Inc., with respect to orthopedic and rehabilitation services, and Symbion and AmSurg Corp, with respect to outpatient surgery centers. These hospitals and companies have established operating histories and greater financial resources than us. In addition, we expect competition to increase, particularly in the market for rehabilitation services, as consolidation of the physical therapy industry continues through the acquisition by hospitals and large health care companies of physician-owned and other privately owned physical therapy practices. We will also compete with our competitors in connection with acquisition opportunities.

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

A majority of our revenue in 2005 was generated by our operations in five states. In particular, Florida accounted for approximately 37% of our revenue in 2005. Adverse changes or conditions affecting these particular markets, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our financial condition and results of operations.

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

The referral of Medicare patients by physicians employed by or under contract with the managed practices and the limited management practices, respectively, to their respective practices, however, does trigger the Stark Law. We believe, nevertheless, that the in-office ancillary exception to the Stark Law has the effect of permitting these physician members of the respective managed practices and limited management practices to refer patients to their respective group practice for the provision by the respective group practice of Medicare-covered designated health services. If the managed practices or limited management practices were found not to comply with the terms of the in-office ancillary exception, they cannot properly bill Medicare for the designated health services provided by them. In such an event, our business could be materially adversely affected because the revenues we generate from these practices are dependent, at least in part, on the revenues or profits generated by those practices.

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

At least some of the states in which we do business also have prohibitions on physician self-referrals that are similar to the Stark Law. These laws and interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. As indicated elsewhere, we enter into management agreements with the managed practices and the limited management practices. Under those agreements, we provide management and other items and services to the practices in exchange for compensation. Although we believe that the practices comply with these laws, and although we attempt to structure our relationships with these practices in a manner that we believe keeps us from violating these laws (or in a manner that we believe does not trigger the law), state regulatory authorities or other parties could assert that the practices violate these laws and/or that our agreements with the practices violate these laws. Any such conclusion could adversely affect our financial results and operations.

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

The anti-kickback provisions of the Social Security Act prohibit anyone from knowingly and willfully (a) soliciting or receiving any remuneration in return for referrals for items and services reimbursable under most federal health care programs; or (b) offering or paying any remuneration to induce a person to make referrals for items and services reimbursable under most federal health care programs, which we refer to as the “Anti-Kickback Statute” or “Anti-Kickback Law.” The prohibited remuneration may be paid directly or indirectly, overtly or covertly, in cash or in kind.

Violation of the Anti-Kickback Statute is a felony and criminal conviction results in a fine of not more than $25,000, imprisonment for not more than five years, or both. Further, the Secretary of the Department of Health and Human Services (“DHHS”) has the authority to exclude violators from all federal health care programs and/or impose civil monetary penalties of $50,000 for each violation and assess damages of not more than three times the total amount of remuneration offered, paid, solicited or received.

As the result of a congressional mandate, the Office of the Inspector General (“OIG”) of DHHS promulgated a regulation specifying certain payment practices which the OIG determined to be at minimal risk for abuse. The OIG named these payment practices “Safe Harbors.” If a payment arrangement fits within a Safe Harbor, it will be deemed not to violate the Anti-Kickback Statute. Merely because a payment arrangement does not comply with all of the elements of any Safe Harbor, however, does not mean that the parties to the payment arrangement are violating the Anti-Kickback Statute.

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

Numerous state, federal and international laws and regulations govern the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules, or HIPAA. In the provision of services to our patients, we may collect, use, maintain and transmit patient information in ways that may or will be subject to many of these laws and regulations. The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions, or Transactions Rule; the Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule; and the Health Insurance Reform; Security Standards, or Security Rule. The respective compliance dates for these rules for most entities were October 16, 2002, April 16, 2003 and April 21, 2005. HIPAA applies to covered entities, which include most health care providers that will contract for the use of our services. HIPAA requires covered entities to bind contractors to comply with certain burdensome HIPAA requirements. Other federal and state laws restricting the use and protecting the privacy of patient information also apply to us, either directly or indirectly.

The HIPAA Transactions Rule establishes format and data content standards for eight of the most common health care transactions. When we perform billing and collection services for our owned practices or managed practices we may be engaging in one or more of these standard transactions and will be required to conduct those transactions in compliance with the required standards. The HIPAA Privacy Rule restricts the use and disclosure of patient information, requires covered entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically. We may be required to make costly system purchases and modifications to comply with the HIPAA requirements that are imposed on us and our failure to comply may result in liability and adversely affect our business.

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

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle health care related data, and the cost of complying with these standards could be significant. If we do not properly comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

Risks Related to Our Common Stock

Because we use our common stock as consideration for our acquisitions, your interest in our company will be significantly diluted. In addition, if the investors in our recent financings convert their debentures and notes, or if we elect to pay principal and/or interest on the debentures and notes with shares of our common stock or anti-dilution rights in these securities are triggered, our existing shareholders will experience significant dilution.

We have used, and we expect in the future to use, our common stock as consideration for our acquisitions. In addition, a significant amount of our acquisitions’ purchase price is contingent upon future performance. We expect to issue a significant amount of our common stock to pay contingent purchase prices for previous acquisitions. In addition, because the value of the stock we issue as payment of contingent consideration is not fixed, to the extent our stock price decreases our existing shareholders interest in our company will be even more diluted by the payment of contingent consideration.

To the extent that our outstanding debentures and notes are converted, a significantly greater number of shares of our common stock will be outstanding and the interests of our existing stockholders will be substantially diluted. In addition, if we complete a financing at a price per share that is less than the conversion price of our debentures and notes, the conversion price of our debentures and notes will be reduced to the financing price. We cannot predict whether or how many additional shares of our common stock will become issuable as a result of these provisions. Hence, such amounts could be substantial. Additionally, we may elect to make payments of principal and interest on the debentures and the notes in shares of our common stock, which could result in increased downward pressure on our stock price and further dilution to our existing stockholders.

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

There is a limited market for our common stock. There can be no assurance that an active trading market for the common stock will be developed or maintained. Historically, the market prices for securities of companies like us have been highly volatile. In fact, since January 1, 2002, our common stock price has ranged from a low of $0.12 to a high of $5.45 (as determined on a reverse-split basis). The market price of the shares could continue to be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the shares, announcements of potential business acquisitions, and changes in general market conditions.

We do not expect to pay dividends.

Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors. The Board of Directors is not expected to declare dividends or make any other distributions in the foreseeable future, but instead intends to retain earnings, if any, for use in business operations. In addition, the securities purchase agreement for our convertible notes contains restrictions on the payment of dividends. Accordingly, investors should not rely on the payment of dividends in considering an investment in our Company.

Provisions of Florida law and our charter documents may hinder a change of control and therefore depress the price of our common stock.

Our articles of incorporation, our bylaws and Florida law contain provisions that could have the effect of delaying, deferring or preventing a change in control of us by various means such as a tender offer or merger not approved by our board of directors. These provisions may have the effect of discouraging, delaying or preventing a change in control or an unsolicited acquisition proposal that a stockholder might consider favorable, including a proposal that might result in the payment of a premium over the market price for the shares held by stockholders. These provisions may also entrench our management by making it more difficult for a potential acquirer to replace or remove our management or board of directors. See “Description of Capital Stock.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

As part of a periodic review by the Division of Corporation Finance of the SEC of our Annual Report on Form 10-KSB for the year ended December 31, 2004, we received and responded to a number of SEC staff comments. As of May 26, 2006 certain of the SEC comments remain unresolved and pertain to our method of accounting for (i) certain term notes, freestanding and embedded derivatives, and (ii) intangible assets acquired in connection with physician practice and surgery center acquisitions.

In order to resolve the foregoing comments we intend to continue to discuss relevant accounting issues with the SEC staff, to continue to file responses to the accounting comments which the SEC staff has provided to date, and to respond to any additional accounting comments which the SEC staff may provide. In addition, based upon our interpretation of the applicable accounting pronouncements, we have restated our consolidated financial statements for the years ended December 31, 2000, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

Additional disclosure regarding the foregoing matters is set forth in our Current Report on Form 8-K filed with the SEC on March 15, 2006, and in our audited financial statements for the year ended December 31, 2005.

ITEM 2. PROPERTIES

Listed below is a summary of our real property leases.

Subsidiary or Managed Practice	Lease Expiration	Approx. Square Feet	Monthly Rent Amount
PainCare Holdings, Inc. (Corporate Office)	2009	3,887	$6,478
Advanced Orthopaedics of South Florida II, Inc.	2007	12,000	$15,400
Rothbart Pain Management Clinic, Inc.	2008	6,000	$9,872
Pain and Rehabilitation Network, Inc.	2013	6,067	$7,838
Medical Rehabilitation Specialists II, Inc.	2009	5,202	$8,155
Associated Physicians Group (4 locations)	2006-2007	10,283	$11,387
Spine and Pain Center, PC	2006	7,151	$10,391
Health Care Center of Tampa, Inc.	2008	5,280	$8,800
Bone and Joint Surgical Clinic	2008	8,734	$5,266
Kenneth Alo, M.D., PA	2006	1,837	$3,026
Denver Pain Management	2006	10,175	$20,146
Georgia Surgical Centers, Inc. & Georgia Pain Physicians, PC (3 locations)	2006-2014	22,033	$30,508
Dynamic Rehabilitation Centers (4 locations)	2006-2010	15,948	$25,803
Rick Taylor, D.O., PA (4 locations)	2006-2008	12,905	$9,398
Benjamin Zolper, M.D., Inc.	2006	5,957	$10,273
The Center for Pain Management, LLC (4 locations)	2006-2016	10,172	$20,809
Colorado Pain Specialists, PC	2006	1,550	$3,203
PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center	2007	4,400	$4,049
PSHS Beta Partners, Ltd. d/b/a Gables Surgical Center	2008	7,786	$13,943
Piedmont Center for Spinal Disorders	2007	1,000	$5,475
Center for Pain Management ASC, LLC	2006-2010	7,481	$14,569
Floyd O. Ring, Jr., M.D., PC	2006	312	$535
Christopher J. Centeno, M.D., PC & Therapeutic Management, Inc.	2012	5,322	$7,043
Desert Pain Management Group	2007-2015	8,075	$18,124
REC, Inc. & CareFirst Medical Associates	2011	5,000	$2,500

Our corporate office is located in Orlando, Florida and currently contains approximately 3,887 square feet of space. We are expanding the corporate office to add 2,317 square feet of space, which is expected to be completed in June 2006. Upon completion of this expansion, the corporate office will be adequate for our current primary office needs.

Our physician practices and surgery centers range in size from 312 to 22,000 square feet. We lease land and space at all of our practice offices and surgery center locations. We consider all of our offices and surgery centers to be well-suited to our present requirements. However, as we expand to additional practice offices and surgery centers, or where additional capacity is necessary, additional space will be obtained where feasible.

ITEM 3. LEGAL PROCEEDINGS

We have become aware of at least twelve putative class action lawsuits and derivative demand letters filed against us and certain of our officers and directors. Of the total filed lawsuits and derivative demand letters, we’ve been served with nine. We understand that the lawsuits arose in connection with our determination to restate certain of our historical financial statements. We believe that the lawsuits lack merit and we have engaged the international law firm of McDermott Will & Emery LLP to vigorously defend against such allegations and claims. There can be no assurance at this time how the lawsuits in question will ultimately be resolved, or the impact, if any, such resolutions will have on our operations and/or financial condition.

On March 21, 2006, Roy Thomas Mould filed a complaint under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, as well as the Company's chief executive officer and chief financial officer, before the United States District Court for the Middle District of Florida. The complaint is entitled Mould v. PainCare Holdings, Inc., et al., Case No. 06-CV-00362-JA-DAB. Mr. Mould alleges material misrepresentations and omissions in connection with the Company's financial statements which appear to relate principally to the Company's previously announced intention to restate certain past financial statements. Mr. Mould seeks unspecified damages and purports to represent a class of shareholders who purchased the Company's common stock from August 27, 2002 to March 15, 2006. Eight additional complaints were filed shortly afterward before the same court which recite similar allegations. (Collectively, these cases will be referred to as the "Securities Litigation.") The Company cannot predict the outcome of the Securities Litigation, but believes that the allegations lack merit and will vigorously defend against them.

On April 7, 2006, Kenneth R. Cope filed a derivative complaint against the directors of the Company before the United States District Court for the Middle District of Florida. The complaint is entitled Cope v. Reuter, et al., Case No. 06-CV-00449-JA-DAB. Mr. Cope alleges that the directors breached their fiduciary duties by failing to supervise and manage the operations of the company, among other claims. Mr. Cope's complaint appears to relate principally to the Company's previously announced intention to restate certain past financial statements; Mr. Cope also recites many of the same allegations contained in the Securities Litigation. (This litigation is referred to as the “Derivative Action.”) Mr. Cope seeks unspecified damages from the directors on behalf of the Company. The Company's management cannot predict the outcome of the Derivative Action, but believes that the allegations lack merit and will vigorously defend against them.

On March 30, 2006, a purported shareholder of the Company made a demand on the Company’s board of directors. This demand raises many if not all of the same issues as the Derivative Action, but asks the independent directors to investigate the charges and to take “legal action against those individuals responsible.” The Company is in the process of reviewing this demand and will respond shortly.

Except for the above matters, neither we nor any of our subsidiaries or managed practices are a party to any other legal action or proceeding which we believe could have a material adverse effect on our business, financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 4, 2005 the Company filed and subsequently amended a Definitive Proxy Statement with the SEC with respect to the solicitation of proxies by the Board of Directors of the Company for use at the Annual Meeting of its

stockholders (the "Annual Meeting”), which was held on November 4, 2005. With respect to the proposals set forth in the Proxy Statement, the Company set the record date as of the close of business on September 30, 2005 (the "Record Date") for the determination of stockholders entitled to notice of and to vote at the Annual Meeting. As of the Record Date, there were 55,143,884 shares issued to Company stockholders which were entitled to vote.

At the Annual Meeting of the Company stockholders, the following matters were approved:

1. Election of Directors. The board of directors of the Company nominated and the stockholders elected the following individuals to serve on the Company’s board until the next annual meeting of the stockholders or until their successors are nominated and appointed:

VOTE 1:

	SHARES FOR		SHARES AGAINST		ABSTAIN
NAME	Proxy	In Person	Proxy	In Person	Proxy	In Person
Randy Lubinsky	34,697,558	-0-	3,325,796	-0-	-0-	-0-
Mark Szporka	34,433,729	-0-	3,589,625	-0-	-0-	-0-
Merrill Reuter, M.D.	34,565,659	-0-	3,457,695	-0-	-0-	-0-
Ronald Riewold	34,698,058	-0-	3,325,296	-0-	-0-	-0-
Jay L. Rosen, M.D.	34,858,531	-0-	3,164,823	-0-	-0-	-0-
Arthur J. Hudson	37,066,403	-0-	956,951	-0-	-0-	-0-
Robert Fusco	36,913,533	-0-	1,109,821	-0-	-0-	-0-
Thomas J. Crane	37,183,511	-0-	839,843	-0-	-0-	-0-
Aldo F. Berti, M.D.	37,237,926	-0-	785,428	-0-	-0-	-0-

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on the Over-the-Counter Bulletin Board under the symbol HELP from September 29, 1997 to March 18, 2002. On June 16, 2003 our common stock commenced trading on the American Stock Exchange and our symbol was changed to PRZ.

(a) Market Information. The table below sets forth, for the periods indicated, the reported high and low sale prices of our common stock on the American Stock Exchange.

	Common Stock
	High	Low
CALENDAR 2004
Quarter ending March 31, 2004	$3.60	$2.48
Quarter ending June 30, 2004	$3.44	$2.25
Quarter ending September 30, 2004	$3.45	$1.95
Quarter ending December 31, 2004	$3.19	$1.90
CALENDAR 2005
Quarter ending March 31, 2005	$5.22	$2.90
Quarter ending June 30, 2005	$5.45	$3.75
Quarter ending September 30, 2005	$4.49	$3.50
Quarter ending December 31, 2005	$4.21	$3.05
CALENDAR 2006
Quarter ending March 31, 2006	$3.74	$1.40
Quarter to date ending June 30, 2006	$2.06	$1.45

The last sale price of our common stock on May 26, 2006 as reported on the American Stock Exchange was $1.42 per share.

(b) Shareholders. As of May 26, 2006, we had 64,050,365 shares of common stock outstanding and approximately 10,638 common stockholders of record, including individual and broker-dealer position listings.

(c) Dividends. Since July 2002, we have not declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors. The Board of Directors is not expected to declare dividends or make any other distributions in the foreseeable future, but instead intends to retain earnings, if any, for use in business operations. In addition, the securities purchase agreement for our convertible notes contains restrictions on the payment of dividends. Accordingly, investors should not rely on the payment of dividends in considering an investment in our Company.

(d) Recent Sales of Unregistered Securities. The following information sets forth certain information for all securities sold by the Company during the past year without registration under the Securities Act of 1933, as amended (the “Securities Act”).

Our 2005 Acquisitions:

Name and Nature of Business	Effective Date of Purchase	Purchase Price
Colorado Pain Specialists, PC., an interventional pain management practice located in Colorado	April 15, 2005	$2,125,000 in cash and 653,698 shares of common stock, plus contingent payments of up to $4,250,000 in cash and common stock if certain performance goals are met.

PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center., a fully accredited ambulatory surgical center located in Lake Worth, Florida	May 12, 2005	$6,930,940 in cash and 324,520 shares of common stock, for a 67.5% ownership interest.

PSHS Beta Partners, Ltd. d/b/a Gables Surgical Center, a fully accredited ambulatory surgical center located in Miami, Florida	August 1, 2005	$3,282,304 in cash and 868,624 shares of common stock, plus promissory notes totaling $1,536,952, due one year from the closing date, for a 73% ownership interest.

Piedmont Center for Spinal Disorders, P.C., an orthopedic spine surgery practice located in Danville, Virginia	August 9, 2005	$1,000,000 in cash and 263,400 shares of PainCare’s common stock, plus contingent payments of up to $2,000,000 in cash and common stock if certain performance goals are met.

Floyd O. Ring, Jr., M.D., P.C., an pain management physician practice located in Denver, Colorado	October 3, 2005	$1,250,000 in cash and 349,162 shares of PainCare’s common stock, plus contingent payments of up to $2,500,000 in cash and common stock if certain performance goals are met.

Christopher J. Centeno, M.D., P.C. and Therapeutic Management, Inc., collectively doing business as The Centeno Clinic, a pain management physician practice located in Denver, Colorado.	October 14, 2005	$3,750,000 in cash and 1,132,931 shares of PainCare’s common stock, plus contingent payments of up to $7,500,000 in cash and common stock if certain performance goals are met.

During 2005, there were 3,687,500 shares issued to the shareholders of Center for Pain Management, LLC, representing the stock portion of the initial consideration of this practice acquisition, which closed on December 1, 2004.

During 2005, there were 115,340 shares issued to Andrea Trescot, M.D., representing the second of three earn-out installments related to the acquisition of Pain and Rehabilitation Network.

During 2005, there were 108,097 shares issued to Kirk Mauro, M.D., representing the second of three earn-out installments related to the acquisition of Medical Rehabilitation Specialists.

During 2005, there were 108,610 shares issued to John Vick, representing the second of three earn-out installments related to the acquisition of Associated Physicians Group.

During 2005, there were 83,001 shares issued to Michael Martire, M.D., representing the first of three earn-out installments related to the acquisition of Spine and Pain Center.

During 2005, there were 226,608 shares issued to Saqib Bashir Khan, M.D., representing the first of three earn-out installments related to the acquisition of Health Care Center of Tampa.

During 2005, there were 130,662 shares issued to Christopher Cenac, M.D., representing the first of three earn-out installments related to the acquisition of the Bone and Joint Surgical Clinic.

During 2005, there were 203,252 shares issued to Kenneth Alo, M.D., representing the first of three earn-out installments related to the acquisition of Kenneth M. Alo, M.D., P.A.

During 2005, there were 460,026 shares issued to Robert Wright, M.D. and Kenneth Alo, M.D., representing a portion of the earn-out installment related to the acquisition of Denver Pain Management.

During 2005, there were 86,806 shares issued to Robert Windsor, M.D., representing the first of three earn-out installments related to the acquisition of Georgia Pain Physicians and Georgia Surgical Centers.

During 2005, there were 175,644 shares issued to Michael Wayne and Jeff Wayne, representing the first of three earn-out installments related to the acquisition of Dynamic Rehabilitation Centers.

During 2005, there were 148,104 shares issued to Rick Taylor, D.O., representing the first of three earn-out installments related to the acquisition of Rick Taylor, D.O., P.A.

During 2005, there were 69,115 shares issued to Benjamin Zolper, M.D., representing the first of three earn-out installments related to the acquisition of Benjamin Zolper, M.D., P.A.

During 2005, there were 111,327 shares issued to Rehab Management Group, representing the first of three earn-out installments related to acquisition of three EDX contracts.

During 2005, we issued 1,075,291 shares as the result of the exercise of options and warrants previously granted.

During 2005, we issued 18,860 restricted shares, to employees at Advanced Orthopaedics of South Florida, Inc. to replace previously granted stock options.

During 2005, we issued 3,626,167 shares to Midsummer Investments, Ltd. and Laurus Master Fund, Ltd. for the conversion of convertible debenture principal.

During 2005, we issued 283,448 shares to Midsummer Investments, Ltd. for the payment of convertible debenture interest.

With respect to the foregoing offers and sale of restricted and unregistered securities, the Company relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated thereunder, including, but not limited to Rules 505 and 506 of Regulation D, in that such transaction did not involve any public offering of securities and were exempt from registration under the Securities Act. The offers and sale of the securities was not made by any means of general solicitation, the securities were acquired by the investors without a view towards distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates or instruments, as the case may be, they have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would not be sold without registration under the Securities Act or pursuant to an applicable exemption from such registration.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2005	2004 (Restated)	2003 (Restated)
	(in thousands, expect per share data)
Consolidated Statement of Operations Data:
Revenues:
Pain management	$43,269	$22,317	$6,117
Surgeries	6,165	5,203	3,431
Ancillary services	19,230	10,398	5,433

Total revenues	68,664	37,918	14,981

Cost of revenues	12,471	6,664	4,587

Gross profit	56,193	31,254	10,394
General and administrative	38,085	20,052	7,782
Compensation expense	2,382	357	13,533
Amortization expense	1,529	549	114
Depreciation expense	1,616	837	463

Operating income (loss)	12,581	9,459	(11,498)
Interest expense	(5,796)	(3,464)	(531)
Derivative expense	(7,056)	(3,256)	(3,174)
Other income	445	170	46

Income (loss) before income taxes	174	2,909	(15,157)
Provision (benefit) for income taxes	4,926	4,410	(3,674)

Income (loss) before minority interests	(4,752)	(1,501)	(11,483)
Minority interests	587	—	—

Net loss	$(5,339)	$(1,501)	$(11,483)

Basic loss per common share	$(0.10)	$(0.05)	$(0.55)

Basic weighted average common shares outstanding	51,317	32,923	20,773

Diluted loss per common share	$(0.10)	$(0.05)	$(0.55)

Diluted weighted average common shares outstanding	51,317	32,923	20,773

Operating and Other Financial Data:

Cash flows provided by (used in) operating activities	9,173	4,119	15
Cash flows used in investing activities	(36,474)	(18,408)	(7,683)
Cash flows provided by financing activities	30,913	25,466	13,513

	As of December 31,
	2005	2004 (Restated)	2003 (Restated)
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$22,713	$19,101	$7,924
Working capital deficiency	(16,870)	(20,923)	(14,938)

Total assets	183,109	112,929	53,087

Total long-term debt and obligations under capital leases, including current portion	44,185	20,280	11,968

Minority interests	1,764	—	—

Total stockholders’ equity	87,323	41,932	12,010

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate and that apply to an investment in our common stock, please read “Risk Factors.” Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Outlook

We are a health care services company focused on the treatment of pain. We have relationships with 64 physician practices and surgery centers. Our growth strategy is to enter into management agreements with profitable, established physician practices and expand the range of services they offer. Because we have acquired either the non-medical assets or the entire practice of 21 practices since December 1, 2000, and because our growth strategy involves acquiring additional physician practices, our historical results are not necessarily indicative of results to be expressed from any future period. Our company was formed in February 1997 and was acquired by HelpMate Robotics, Inc. in a merger in June 2002. Before the merger, PainCare operated two pain management practices and HelpMate had sold its previous business. You should read the notes to our consolidated financial statements if you would like more information on our history.

We provide our services through physician practices with which we have one of three types of relationships:

•	Owned practices. These practices are owned by us through one of our wholly-owned subsidiaries. We own the medical assets and the physicians are our employees.

•

Managed practices. In states where the corporate practice of medicine is not permitted, we are not permitted to own a physician’s practice. In these states, we manage physician practice’s pursuant to a management agreement.

•

Service and equipment contracts. We provide limited management services and equipment pursuant to specific contractual agreements in such areas as in-house physical therapy, electrodiagnostic services and in-office surgery.

We currently have two owned practices primarily providing surgery services, five owned practices primarily providing pain management services, one managed practice primarily providing surgery services, eleven managed practices primarily providing pain management services, two managed practices providing ancillary services, and 34 limited management services and equipment contracts.

We had a number of acquisitions since we began our current business in 2000. The following table presents the changes in the number of practices we own and manage at December 31, 2005, 2004, 2003, and 2002.

	At December 31,
	2002	2003	2004	2005
Owned physician practices	3	6	7	7

Managed physician practices	0	3	8	12

Limited Management service and equipment contracts	3	8	22	34

We manage fourteen practices in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow us to manage the practice. Emerging Issues Task Force (“EITF”) No. 97-2 states that financial consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. In all cases but one, the management services agreement between PainCare and our managed practices satisfies each of the EITF issues. Except for one of our managed practices, we recognize all of the revenue and expenses of these practices in our consolidated financials in accordance with EITF No. 97-2. With respect to the one managed practice for which we do not recognize all of the revenue and expenses and in all of our limited managed practices, we recognize only the management fees earned and expenses incurred by us with respect to such practices.

The Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2000 through 2004 and all quarterly financial information for each of these years have been restated to give effect to the correction of certain errors that were discovered subsequent to December 31, 2005.

Financial Overview

Revenue and Operating Income

We present three categories of revenue in our statement of operations: pain management, surgeries and ancillary services. Pain management revenue is derived from our owned and managed practices, which provide pain management services. Surgery revenue is derived from our owned and managed practices, which primarily provide surgical services. Ancillary service revenue is derived from our owned and managed practices and limited management practices, which provide one or more of our ancillary services, including orthopedic rehabilitation, electrodiagnostic medicine, intra-articular joint therapy and diagnostic imagery. Our cost of revenue is primarily physicians’ salaries and medical supplies.

We have set forth below our revenues, expenses and operating income classified by the type of service we perform as well as the expenses allocated to our corporate offices.

	December 31, 2005 (in thousands)
	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Total
Revenues	$43,269	$6,165	$19,230	$—	$68,664
Gross profit	36,632	5,110	14,451	—	56,193
General & administrative expenses	17,086	3,152	8,184	9,663	38,085
Compensation expense	—	—	—	2,382	2,382
Amortization	550	—	—	979	1,529
Depreciation	478	66	426	646	1,616
Operating income (loss)	$18,518	$1,892	$5,841	$(13,670)	$12,581

	December 31, 2004 (in thousands)
	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Total
Revenues	$22,317	$5,203	$10,398	$—	$37,918
Gross profit	18,249	4,607	8,398	—	31,254
General & administrative expenses	8,002	2,613	3,571	5,866	20,052
Compensation expense	—	—	—	357	357
Amortization	—	—	—	549	549
Depreciation	132	72	128	505	837
Operating income (loss)	$10,115	$1,922	$4,699	$(7,277)	$9,459

	December 31, 2003 (in thousands)
	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Total
Revenues	$6,117	$3,431	$5,433	$—	$14,981
Gross profit	3,718	1,958	4,718	—	10,394
General & administrative expenses	2,168	748	1,404	3,462	7,782
Compensation expense	—	—	—	13,533	13,533
Amortization	—	—	—	114	114
Depreciation	17	18	44	384	463
Operating income (loss)	$1,533	$1,192	$3,270	$(17,493)	$(11,498)

Analysis of Results of Operations from Segment Reporting for the Twelve Months Ended December 31, 2005 Compared to the Twelve Months Ended December 31, 2004

Revenues from pain management practices increased by approximately $20,952,000, representing an increase of 93.9%. Revenues from surgery practices increased by approximately $962,000, representing an increase of 18.5%. Revenues from ancillary services increased by approximately $8,832,000, representing an increase of 84.9%. These increases are a result of new practice and surgery center acquisitions, new limited managed programs and growth in existing practices.

Operating income from pain management practices increased by approximately $8,403,000, representing an increase of 83.1%. Operating income from surgery practices decreased by approximately $30,000, representing a decrease of 1.6%. This decrease is related to two surgery practices affected by hurricanes during 2005. Operating income from ancillary services increased by approximately $1,142,000, representing an increase of 24.3%. The increases from pain management practices and ancillary services are a result of new practice and surgery center acquisitions, new limited managed programs and growth in existing practices.

Analysis of Results of Operations from Segment Reporting for the Twelve Months Ended December 31, 2004 Compared to the Twelve Months Ended December 31, 2003

Revenues from pain management practices increased by approximately $16,200,000, representing an increase of 264.8%. Revenues from surgery practices increased by approximately $1,772,000, representing an increase of 51.6%. Revenues from ancillary services increased by approximately $4,965,000, representing an increase of 91.4%. These increases are a result of new practice acquisitions, new limited managed programs and growth in existing practices.

Operating income from pain management practices increased by approximately $8,582,000, representing an increase of 559.8%. Operating income from surgery practices increased by approximately $730,000, representing an increase of 61.2%. Operating income from ancillary services increased by approximately $1,429,000, representing an increase of 43.7%. These increases are a result of new practice acquisitions, new limited managed programs and growth in existing practices.

        Pain management revenue, expense and income are attributable to five owned and nine managed practices that primarily offer physician services for pain management and physiatry. With respect to one of our managed practices, we only include the revenue recognized from management fees earned. Surgery revenue, expense and income are attributable to two owned and one managed practice that offer surgical physician services, including minimally invasive spine surgery. Ancillary services revenue, expense and income are attributable to two managed practices that primarily offer orthopedic rehabilitation services and 34 practices under limited management agreements, including orthopedic rehabilitation, electrodiagnostic medicine, intra-articular joint therapy and real estate services. We do not separate financial results for our Canadian subsidiary, since our operations outside of the U.S. are immaterial to our total operations.

Expenses

Our expenses consist primarily of medical supplies, training and general and administrative expenses. Expenses for our service and equipment contracts consist primarily of training and equipment leases. Amortization expense consists of contract rights amortization. Depreciation expense consists of medical equipment, leasehold improvements and office equipment depreciation.

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

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Analysis of Financial Condition and Results of Operations For The Twelve Months Ended December 31, 2005 Compared To Twelve Months Ended December 31, 2004

Total revenues increased to $68,663,797 for fiscal 2005, from $37,917,900 in fiscal 2004, representing an increase of 81.1%. This increase was primarily the result of $36,339,637 in revenue from “New-Practices” acquired since December 31, 2004. There was an increase in revenues of $2,588,755 or 11.42%, from practices acquired/managed prior to January 1, 2005 (“Same-Practices”). Net revenue for all practices on a year over year basis is reflected in the chart below.

	2005	2004	% Increase
Same-Practices
Revenues	$25,263,720	$22,674,965	11.42%

New-Practices
Revenues	$36,339,637

Gross profit increased to $56,193,428 for fiscal 2005, from $31,253,955 in fiscal 2004, representing an increase of 79.8%. This increase is primarily the result of New-Practices acquired/managed since December 31, 2004 and growth in Same-Practices.

Operating income increased to $12,580,806 for fiscal 2005, from $9,458,586 in fiscal 2004, representing an increase of 33.0%.

Operating expenses increased by $21,817,253 to $43,612,622 for fiscal 2005, from $21,795,369 for fiscal 2004, representing an increase of approximately 100.1%. General and administrative expenses increased to $38,084,609 from $20,052,066, representing an increase of 90.0%. This increase is primarily the result of New-Practices acquired/managed since December 31, 2004. General and administrative expenses at corporate increased to $9,663,000 from $5,866,000, representing an increase of 64.7%. This increase is primarily comprised of the following expenses: $846,954 for salaries and payroll taxes, $988,092 for Sarbanes-Oxley consulting and travel expenses, $590,283 for EDX and IAJP servicing fees, $421,204 for consulting fees, $487,199 for legal fees and $149,346 for accounting and audit fees. In addition, compensation expense related to our variable stock option plan increased to $2,382,259 from $356,590, representing an increase of 568%.

Net interest expense increased by $2,332,238 in fiscal 2005, as the result of new debt which commenced during 2005 and non-cash interest charges related to derivative instruments.

The provision for income taxes increased to $4,925,679 in fiscal 2005 from $4,410,587 in fiscal 2004.

Analysis of Financial Condition and Results of Operations For The Twelve Months Ended December 31, 2004 Compared To Twelve Months Ended December 31, 2003

Total revenues increased to $37,917,900 for fiscal 2004, from $14,980,867 in fiscal 2003, representing an increase of 153.1%. This increase was primarily the result of $25,544,013 in revenue from “New-Practices” acquired since December 31, 2003. There was an increase in revenues of $943,937 or 11.87% from practices acquired/managed prior to January 1, 2004 (“Same-Practices”). Net revenue for all practices on a year over year basis is reflected in the chart below.

	2004	2003	% Increase
Same-Practices
Revenues	$8,898,933	$7,954,996	11.87%

New-Practices
Revenues	$25,544,013

Gross profit increased to $31,253,955 for fiscal 2004, from $10,394,135 in fiscal 2003, representing an increase of 200.7%. This increase is primarily the result of New-Practices acquired/managed since December 31, 2003 and growth in Same-Practices.

Operating income increased to $9,458,586 for fiscal 2004, from $(11,497,705) in fiscal 2003, representing an increase of 182.3%

Operating expenses decreased by $96,471 to $21,795,369 for fiscal 2004, from $21,891,840 for fiscal 2003, representing a decrease of approximately 0.05%. This decrease is primarily due to a decrease of $13,176,110 in compensation expense related to our variable stock option plan.

Net interest expense increased by $2,932,519 in fiscal 2004, as the result of new debt which commenced during 2004 and non-cash interest charges related to derivative instruments.

The provision for income taxes increased to $4,410,587 in fiscal 2004 from $(3,674,358) in fiscal 2003.

Liquidity and Capital Resources

Our cash and cash equivalents equaled $22,713,165 at December 31, 2005, compared to $19,100,840 at December 31, 2004. The net cash provided by our operations was $9,173,097 for fiscal 2005, compared to net cash provided in fiscal 2004 of $4,119,026.

Cash used in investing activities was $36,474,158 during fiscal 2005, compared with a use of $18,407,883 in fiscal 2004. This increase is primarily due to the acquisition of non-medical assets and new practices during fiscal 2005.

Cash provided from financing activities was $30,913,386 in fiscal 2005, compared with $25,465,930 during fiscal 2004. The increased financing activity was the result of capital raised during fiscal 2005, including the proceeds of a combined $30.0 million senior secured credit facility.

Management believes the current cash position will be sufficient to provide us with capital sufficient to fund working capital needs for 2006. Also, we have significant indebtedness, as described under “Convertible Debt” and “Other Debt.” We are obligated to make $11,206,000 in principal payments under this indebtedness in 2006 and $6,750,000 in 2007. We may not have adequate funds from operations to repay the debt when it comes due. It will be necessary, in order to expand the business, consummate acquisitions and refinance indebtedness, to incur additional debt and/or raise additional capital. No assurance can be given at this time that such funds will be available, or, if available, will be sufficient in the near term or that future funds will be sufficient to meet growth. In the event of such developments, attaining financing under such conditions may not be possible, or even if such funds are available, the terms on such capital may not be commercially feasible or advantageous.

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

Other Debt

On May 11, 2005, the Company closed on a $25 million, senior secured credit facility from an investment fund managed by HBK Investments L.P. The credit facility, which carries a term of 48 months and an interest rate equal to LIBOR + 7.25% or prime + 4.25%, will be used primarily to fund the Company’s growth-through-acquisition strategy and to retire a portion of the Company’s existing debt. No warrants or other equity securities were issued to any party in connection with this transaction.

On September 15, 2005, the Company entered into an amendment to the HBK credit facility that increased the amount of the credit facility from $25 million to $30 million. The terms, conditions and date of maturity of the credit facility were not changed pursuant to the amendment.

The outstanding balance under the credit facility was $30,000,000 at March 29, 2006.

On May 2, 2006 we entered into a letter agreement with the lenders under the credit facility pursuant to which the lenders waived certain historic breaches of the terms of the credit facility in consideration for which we paid a $300,000 waiver fee to the lenders. Subsequent to the date of the letter agreement we may have failed to comply with certain covenants set forth in the credit facility. To date we have not received a notice letter from the lenders with respect to any breaches or defaults under the terms of the credit facility after the date of the letter agreement.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the Company’s first quarter of 2006. The Company will adopt the provisions of SFAS 123R using the Black-Scholes option pricing formula or other fair value model. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. As disclosed in Note (1) to the financial statements had the Company recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123 for equity instruments, earnings would have been reduced by approximately $0.00 and $0.03 per diluted share for the years ended December 31, 2005 and 2004, respectively. Compensation cost for stock options for which the requisite future service has not yet taken place is estimated for future years. During 2006, 2007 and 2008, the Company estimates under SFAS 123R compensation expense will increase by $722,160, $315,045 and $92,706, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of December 31, 2005, we had $30 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at a rate of either LIBOR plus 7.25% or prime plus 4.25%, with a term of 48 months. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 10.92% per annum for the twelve months ended December 31, 2005 would correspondingly decrease our pre-tax earnings and operating cash flows by approximately $31,550 and $103,509, respectively.

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at December 31, 2005 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements. The Financial Statements required by this Item are included at the end of this report beginning on Page F-1 as follows:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of November 16, 2005, the resignation of Tschopp, Whitcomb & Orr, P.A. was accepted by our Audit Committee as our independent auditing firm. During Tschopp, Whitcomb & Orr, P.A.’s retention as our independent auditing firm, there were no disagreements with Tschopp, Whitcomb & Orr, P.A. on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, is not resolved to Tschopp, Whitcomb & Orr, P.A.’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. Similarly, none of the reportable events described under Item 304(a)(1)(v) of Regulation S-K have occurred during the time that Tschopp, Whitcomb & Orr, P.A. had been engaged as our independent auditing firm.

None of Tschopp, Whitcomb & Orr, P.A.’s audit reports on our consolidated financial statements contained any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Effective as of November 16, 2005, our Audit Committee retained Beemer, Pricher, Kuehnhackl & Heidbrink, P.A. as our independent auditing firm for our fiscal 2005. During the years ended December 31, 2004 and 2003 and through November 16, 2005, we did not, nor did anyone acting on our behalf, consult with Beemer, Pricher, Kuehnhackl & Heidbrink, P.A. regarding the application principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements, or any reportable events described under Items 304(a)(2)(ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report.

Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005, because of the material weaknesses in the Company’s internal control over financial reporting discussed below.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing [“PCAOB”] Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), referred to as the Internal Control - Integrated Framework. The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2005. As a result of ongoing communications with the SEC, the activities of our auditors, and from the results of management’s Sarbanes Oxley work, management has concluded that there is an ineffective control environment over the Company’s financial reporting.

Management has identified the following specific material weaknesses in the Company’s internal control over financial reporting as of December 31, 2005:

(i)       The Company is restating its consolidated financial statements for the years ended December 31, 2000, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, and for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005 (collectively, the “financial statements”) to correct the Company’s financial statements for the following matters: (a) the accounting used for term notes, certain freestanding and embedded derivates related to shares of the Registrant’s common stock issued to Midsummer Investments, Ltd., Islandia, L.P. and Laurus Master Fund Ltd., (b) the accounting used in connection with physician practice and surgery center acquisitions, including the values recorded for tangible and intangible assets, recording deferred taxes, and correcting the value of shares issued, and (c) accounting for the Registrant’s existing stock option plans, including the use of variable accounting for employee option grants per APB 25, and to use fair value accounting for non-employee option grants. The Company’s provision for income taxes and its recording of deferred taxes was also restated for each period.

In light of the facts and circumstances relating to the restatement and significant adjustments generated from the year-end audit (described in subsequent items below), the Company concluded that the inability of the Company to prepare its financial statements without material misstatements is a material weakness in the Company’s internal control over financial reporting caused by inadequate control over the process for the identification and implementation of the proper accounting for complex and non-routine transactions.

Management of the Company is evaluating steps to enhance the operation and effectiveness of our internal controls over the identification of, and accounting for, complex and non-routine transactions. We have identified a need for additional staff and or consultants with expertise in identifying accounting issues, and in preparing required disclosures in the notes to the financial statements. We have identified a need to develop greater internal resources for identifying, researching and evaluating the appropriateness of complex accounting principles and for evaluating the effects of new accounting pronouncements on us. Our growth during and since 2004 as a result of our acquisitions and the increased complexity surrounding our financing arrangements are major contributors to the need for additional resources in financial reporting and enhanced post-closing procedures and analysis.

(ii)       Management has identified that there are lack of adequate segregation of duties in field locations in the purchasing and disbursement function, and in certain field locations for cash receipts and payroll. In addition, we noted that there was a lack of compliance with established procedures regarding approval of invoices. In most locations the Company has attempted to segregate the responsibilities, however due to either the size of the financial staff or the existence of related parties there are inherent limitations in the segregation of duties. Therefore, management has concluded that there were deficiencies in the design at certain locations due to lack of personnel. In addition, at these and at other locations, there was a failure to comply with established policies and procedures.

The Company is in the process of recruiting additional skilled accounting staff to assist in the monitoring and reconciliation process related to field operations.

(iii)       The Company has executed agreements with related parties for billing, managerial and administrative services and facility leases. Management has identified that the Company did not have appropriate controls to timely identify, analyze, record, and properly disclose all transactions with related parties. The Company is seeking to enhance its disclosure process by improving its procedures to properly capture, analyze, record, and disclose all related party transactions including the use of an extensive disclosure checklist.

(iv)       Management identified deficiencies in the operation of the Company’s policies and procedures associated with a lack of access controls, operating knowledge or training, adequate backup and security of certain critical financial systems. These systems included billing, payroll, accounts payable, general ledger and electronic spreadsheets used in the compilation and presentation of the Company’s financial information. Although, there are manual controls designed to identify material errors, the systems identified affect a significant number of account balances and disclosures, and therefore management has concluded that there is a material weakness related to controls in this area. In regard to these deficiencies, during the fourth quarter of 2005 the Company began developing new information management and security procedures. In addition, the Company intends to implement a process in 2006 to monitor and test compliance with such policies and procedures.

(v)       Management has identified a deficiency in the timeliness and accuracy of the monthly close process. This deficiency is specifically related to accuracy and review of key account reconciliations, analysis of changes in debt/capital leases, appropriate support and second party review of journal entries, and consolidation of field location financial statements. The accounting function is decentralized throughout the field locations, and these location lacked personnel with adequate experience in accounting matters to analyze and interpret accounting data in a timely manner.

The company is in the process of recruiting additional skilled accounting staff to assist in the monitoring and reconciliation process.

(vi)       The Company’s management did not have adequate technical expertise with respect to income tax accounting and tax compliance to effectively oversee these areas. This lack of adequate technical expertise resulted in errors in the Company’s accounting for income taxes, which have been corrected in the restatements. The errors related to inappropriate accounting for deferred taxes, errors in the calculation of the current income tax accruals, and in the preparation of fully compliant tax returns. The Company is in the process of recruiting additional skilled accounting staff and has engaged consultants to assist in this area.

(vii)       Management’s evaluation of internal control over financial reporting as of December 31, 2005 excluded an evaluation of the internal control over financial reporting of the following subsidiaries which were acquired during 2005 and included in the consolidated financial statements as of and for the year ended December 31, 2005:

	For the Year Ended December 31, 2005
Subsidiary Name	Revenue	Assets
Colorado Pain Specialists	$1,845,682	$5,496,453
Piedmont Center for Spinal Disorders	511,981	2,450,649
Floyd O. Ring, Jr., M.D., P.C.	644,613	2,903,118
PCSI	5,116,622	25,236,507
Christopher J. Centeno, M.D., P.C.	741,441	8,571,854

Totals	$8,860,339	$44,658,581

Beemer, Pricher, Kuehnhackl & Heidbrink, P.A., the Company’s independent registered public accounting firm, has issued a report on management’s assessment of the Company’s internal control over financial reporting, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of

PainCare Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that PainCare Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The management of PainCare Holdings, Inc. and its subsidiaries (the “Company”) is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the following material weaknesses were identified and included in management’s assessment:

Management has concluded that the Company was not able to prepare its financial statements without material misstatements because of an inadequate control over the process for the identification and implementation of the proper accounting for complex and non-routine transactions. Transactions that were misstated included the following: (1) the accounting used for term notes and certain freestanding and embedded derivates related to financing transactions; (2) the application of purchase accounting used in connection with physician practice and surgery center acquisitions, including the values recorded for tangible and intangible assets, goodwill, recording deferred taxes, and measuring the value of shares issued; and (3) accounting for the Company’s existing stock option plans, including the use of variable accounting for employee option grants and the use of fair value accounting for non-employee option grants.

Management has identified a lack of adequate segregation of duties in field locations in the purchasing and disbursement function, and in certain field locations for cash receipts and payroll. In addition, management noted a lack of compliance with established procedures regarding approval of invoices. Therefore, management has concluded that there were deficiencies in the design of controls at certain locations, and a failure to comply with established policies and procedures.

Management has identified that the Company did not have appropriate controls to timely identify, analyze, record, and properly disclose all transactions with related parties.

Management has identified deficiencies in controls over the operation of critical financial systems, including billing, payroll, accounts payable, general ledger, and electronic spreadsheets used in the compilation and presentation of the Company’s financial information.

Management has identified a deficiency in the timeliness and accuracy of the monthly close process, which is specifically related to accuracy and review of key account reconciliations, analysis of changes in debt/capital leases, appropriate support and second party review of journal entries, and consolidation of field location financial statements.

Management has identified deficiencies in controls with respect to income tax accounting and tax compliance, as the Company did not have adequate technical expertise to effectively oversee these areas. This resulted in errors in the Company’s accounting for income taxes, including inappropriate accounting for deferred taxes, errors in the calculation of the current income tax accruals, and in the preparation of fully compliant tax returns.

The control deficiencies described above resulted in the Company restating its consolidated financial statements for the years ended December 31, 2000, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, and for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. In addition, these control deficiencies could result in other misstatements to the aforementioned financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements of the Company that would not be prevented or detected. Accordingly, management of the Company has concluded that these control deficiences constitute material weaknesses.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements of the Company, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect out report dated May 12, 2006 on those consolidated financial statements.

In our opinion, management’s assessment that PainCare Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, PainCare Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

/s/    Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.

Winter Park, Florida

May 12, 2006

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors and Executive Officers

The following table sets forth the directors and executive officers of the Company as of December 31, 2005. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors.

Board Member

Executive Officer’s Name	Age	Since	Positions
Randy Lubinsky	53	2002	Chief Executive Officer and Director
Mark Szporka	50	2002	Chief Financial Officer and Director
Ronald Riewold	58	2002	President and Director
Merrill Reuter, M.D.	45	2002	President of AOSF and Chairman
Jay Rosen, M.D	47	2002	Director
Arthur J. Hudson	54	2002	Director
Robert Fusco	55	2002	Director
Aldo F. Berti, M.D.	58	2004	Director
Thomas J. Crane	48	2004	Director

Randy Lubinsky, Chief Executive Officer and Director of the Company, joined the Company on August 1, 2000 and has served as a Director of the Company since 2000. Mr. Lubinsky has over 25 years experience as a healthcare entrepreneur and investment banker. He has built businesses from the start-up phase in the healthcare and real estate industries, and has assisted several public companies in implementing roll-up strategies. In March of 2000, Mr. Lubinsky co-founded Quest Capital Partners, LC in Orlando, Florida, an investment banking firm specializing in healthcare where he acted as Managing Director until he joined PainCare in August of 2000. From September of 1999 until March of 2000, Mr. Lubinsky served as a Director of Cloverleaf Capital Advisors, L.L.C., an investment banking firm specializing in healthcare and e-learning, located in Ocoee, Florida. Mr. Lubinsky received a BA degree in finance from Florida International University.

Mark Szporka, Chief Financial Officer and Director of the Company joined the Company on August 1, 2000 and has served as a Director of the Company since 2000. Mr. Szporka has in excess of 25 years experience as an investment banker, chief financial officer and strategic planner. In March of 2000, he co-founded Quest Capital Partners, LC in Orlando, Florida, an investment banking firm specializing in healthcare where he acted as a Director until he joined PainCare in August of 2000. From September of 1999 until March of 2000, Mr. Szporka served as a Director of Cloverleaf Capital Advisors, L.L.C., an investment banking firm specializing in healthcare and e-learning, located in Ocoee, Florida. Mr. Szporka received a MBA from the University of Michigan and a BBA from the University of Notre Dame. He is a Certified Public Accountant (non-active) in New York.

Ronald L. Riewold, is the Company’s President and Director and has served as a Director of the Company since 2002. Effective February 7, 2003, the Board elected Mr. Riewold to succeed Dr. Rosen as President of the Company. From December 1999 until January 2001, Mr. Riewold served as a consultant for American Enterprise Solutions, Inc. (“AESI”), a healthcare delivery system and internet utility located in Tampa, Florida which focused on the connectivity of the Internet in the healthcare industry. Mr. Riewold later became Executive Vice President, then President and Chief Operating Officer of AESI. Mr. Riewold has a BA degree from Florida State University and a MBA from Temple University.

Merrill Reuter, M.D., is the Company’s Chairman of the Board and is the President of Advanced Orthopaedics of South Florida, Inc. and has served as a Chairman of the Board of Directors since 2002. Dr. Reuter founded Advanced Orthopaedics of South Florida, Inc. in Lake Worth, Florida in 1992 and from that date until the present has served as its President and Medical Director. He received a BS degree from Tulane University in 1982 and a Masters in Medical Science and a Medical Degree from Brown University in 1986. Dr. Reuter completed his General Surgical Internship and Orthopedic Surgery Residency Training Program at the University of Texas Medical Branch in Galveston, Texas.

Jay L. Rosen, M.D., has served as a Director of the Company since 2000. Dr. Rosen has over 15 years experience as a healthcare entrepreneur. Since 1992, he has and continues to serve as Chief Executive Officer and Executive Director of Tampa Bay Surgery Center, Inc., an outpatient surgical facility that specializes in minimally invasive spinal surgery and pain management procedures in Tampa, Florida. During his tenure with Tampa Bay Surgery Center, Dr. Rosen has successfully developed and managed outpatient surgery, diagnostic, specialized ambulatory treatment and physical rehabilitation centers. He also is active in managing Seven Springs Surgery Center in New Port Richey, Florida. Dr. Rosen received a BS degree from Fordham University and Medical Degree from Cetec University. He performed graduate medical research at Hahnemann University in Philadelphia and the Medical Center at SUNY at Stony Brook. Dr. Rosen is a Diplomat of the American Board of Quality Assurance and Utilization Review Physicians. He currently serves on the Board of Directors for Tampa Bay Surgery Center, Inc., Tampa Bay Surgery Associates, Inc., Rehab One, Inc., Open MRI & Diagnostic Center, Inc., Immuvac, Inc., and Intellicare, Inc.

Arthur J. Hudson, has served as a Director of the Company since November 2002. Mr. Hudson has been employed with Fidelitone, Inc. of Wauconda, Illinois since 1974. He currently serves as Senior Vice President of Corporate Development for the full service inventory management, distribution and logistics company. From 1998 to 2001, he also served as head of international sales for Aero Products International, Inc., a wholly owned subsidiary of Fidelitone. Mr. Hudson is a member of the board of directors of Fidelitone. He received a B.S. degree in economics from Colorado State University.

Robert Fusco, has served as a Director of the Company since November 2002. Mr. Fusco has over twenty years experience in the healthcare industry and was responsible for building Olsten Corporation into one of the largest home health and specialty pharmaceutical distribution services companies in North America. Since March 2000 when Olsten Corporation was sold to Addecco Corporation, Mr. Fusco has been an independent consultant. From January 1985 to April 2000, Mr. Fusco served in various capacities including President of Olsten Health Services and Executive Vice President of Olsten Corporation. From 1979 to 1985, he served as Executive Vice President of Bio-Medical Applications, inc., a subsidiary of National Medical Care, Inc., and had profit and loss responsibility for over 180 dialysis clinics nationally. Mr. Fusco received a BS degree from Manhattan College.

Aldo F. Berti, M.D., has served as a Director of the Company since November 2004. Since 1980, Dr. Berti has owned and provided physician and neurosurgical services to Aldo F. Berti, M.D. P.A. located in Miami, Florida. Additionally, Dr. Berti is an international medical and neurosurgical consultant, having published numerous academic articles and presented extensively at Medical Conferences worldwide. Dr. Berti has developed an expertise, and has a special interest, in complex spinal surgery, pain management, and spine rehabilitation. Dr. Berti is the Associate Director for Latin America at the Gamma Knife Institute at Jackson Memorial Medical Center at the University of Miami School of Medicine. Dr. Berti is a Fellow at the American College of Surgeons and the American Academy of Pediatrics. Dr. Berti has pioneered the field of CyberKnife Radiosugery in the State of Florida by having performed the first procedure in December of 2003. In the past Dr. Berti has been elected as chief of neurosurgery and chief of the department of surgery at Cedars Medical Center of Miami. Dr. Berti is affiliated with the following hospitals: Cedars Medical Center, Miami, Florida; Jackson Memorial Medical Center -Gamma Knife Institute, Miami, Florida; North Shore Medical Center, Miami, Florida; Palm Springs Hospital, Miami, Florida; and South Miami Hospital, Miami, Florida.

Thomas J. Crane, has served as a Director of the Company since November 2004. Since January 1991, Mr. Crane has owned and operated a specialized law practice located in Naples, Florida. Beginning in 2000, Mr. Crane formed, and currently acts as the Managing Director, of Cloverleaf Capital International, LLC, an investment banking firm focused on media, technology, and health care. In 1990, Mr. Crane founded and became President/CEO of Southwestern Broadcasting Corporation (SBC), a Naples, Florida based radio station group owner. In August of 1998, SBC sold its assets to Broadcast Entertainment Corporation (BEC), an affiliated company operating radio stations in Texas, New Mexico, and California. Mr. Crane was, at the time of the sale, and remains a principal shareholder and Chairman of the Board of Directors of BEC, with its corporate offices located in Clovis, New Mexico. Mr. Crane also sits on the Boards of Compass Knowledge Holdings, Inc. based in Ocoee, Florida and XTEL, Inc., a telecommunications network based in Miami, Florida, and has published several legal articles concerning media, broadcasting, and communications. Mr. Crane holds a Juris Doctor degree from the University of Miami, School of Law, Miami, Florida, a Bachelor of Arts degree from Florida State University, Tallahassee, Florida and a Certificate of Languages from the University of Paris (Sorbonne), Paris, France. Mr. Crane is licensed to practice law in the States of Florida and Texas.

Committees and Meetings

The Board of Directors held 6 meetings in 2005 and a quorum of directors attended either in person or via teleconference. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below.

Committees of the Board of Directors

The Company has established a standing Audit Committee, Compensation Committee and Stock Option Committee. The Company has not established a Nominating Committee.

Audit Committee

The Audit Committee retains and oversees the Company’s independent accountants, reviews the scope and results of the annual audit of the Company’s consolidated financial statements, reviews non-audit services provided to the Company by its independent accountants and monitors transactions among the Company and its affiliates, if any. The Audit Committee currently consists of Mr. Fusco, the chairman of the Audit Committee, Mr. Hudson and Mr. Crane, who are all independent under American Stock Exchange and SEC rules. The Board of Directors has determined that Mr. Fusco, chairman of the Audit Committee, is qualified as an Audit Committee Financial Expert. During fiscal 2005, the Audit Committee held three meetings at which all of the members of the Committee were present.

Compensation Committee

The Compensation Committee is responsible for supervising the Company’s compensation policies, administering the employee incentive plans, reviewing officers’ salaries and bonuses, approving significant changes in employee benefits and recommending to the Board such other forms of remuneration as it deems appropriate. The Compensation Committee currently consists of Mr. Crane, the chairman of the Compensation Committee, Dr. Berti and Mr. Hudson, who are all independent. During fiscal 2005, the Compensation Committee held 1 meeting, at which all of the members of the Committee were present.

Stock Option Committee

The Stock Option Committee is responsible for supervising and administering the Company’s Stock Option Plans, approving significant changes in the Plans and recommending to the Board such other forms of remuneration as it deems appropriate. The Stock Option Committee currently consists of Mr. Crane, the Chairman of the Stock Option Committee, and Mr. Hudson, who are independent. During fiscal 2005, the Stock Option Committee did not hold any meetings.

Section 16(A) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership, and to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports and written statements from officers and directors furnished to the Company, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of our common stock were complied with during the year.

Code of Ethics

We have adopted a Code of Conduct and Ethics and it applies to all Directors, Officers and employees. A copy of the Code of Conduct and Ethics is posted on our website and we will provide a copy to any person without charge. If you require a copy, you can download it from our website or alternatively, contact us by facsimile or email and we will send you a copy.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation paid by the Company to each person who served in the capacity of Chief Executive Officer during 2005, 2004 and 2003, and other officers of the Company whose total annual salary and bonus for the fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003 exceeded $100,000 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Long Term Compensation Awards
		Annual Compensation						Awards			Payouts
Name & Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation		Restricted Stock Award(s) $		Securities Underlying Options (#)	LTIP Payouts ($)		All Other Compensation ($)
Randy Lubinsky, CEO (1)(4)	2005 2004 2003	$ $ $	296,667 262,500 220,833	$ $ $	280,000 300,000 46,739	$ $ $	20,892 20,603 19,390	$ $ $	-0- -0- -0-	175,000 100,000 1,050,000	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-

Mark Szporka, CFO (2)(4)	2005 2004 2003	$ $ $	271,667 237,500 195,833	$ $ $	280,000 250,000 46,739	$ $ $	24,944 24,522 24,406	$ $ $	-0- -0- -0-	175,000 100,000 1,050,000	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-

Ronald Riewold, President (3)(5)	2005 2004 2003	$ $ $	271,667 183,333 175,000	$ $ $	210,000 125,000 -0-	$ $ $	24,944 24,522 24,248	$ $ $	-0- -0- -0-	175,000 1,250,000 -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-

(1)

Randy Lubinsky has served as our Director and the Chief Executive Officer since our reorganization on August 1, 2000. Pursuant to an employment agreement entered into in August 2000 and amended on August 1, 2002, Mr. Lubinsky received annual salary payments equal to $200,000 and certain perquisites and other benefits. This employment agreement was subsequently amended on August 1, 2003, increasing Mr. Lubinsky’s annual salary to $250,000. This employment agreement was amended again on August 1, 2004, increasing Mr. Lubinsky’s annual salary to $280,000 and subsequently amended on August 1, 2005, increasing Mr. Lubinsky’s annual salary to $320,000. For the fiscal year ended December 31, 2005, the Company paid Mr. Lubinsky a car allowance of $12,000 and paid health and dental insurance premiums of $8,892. See “Employment Agreements.”

(2)

Mark Szporka has served as a Director and Chief Financial Officer since our reorganization on August 1, 2000. Pursuant to an employment agreement entered into in August 2000 and amended August 1, 2002, Mr. Szporka received annual salary payments equal to $175,000 and certain perquisites and other benefits. This employment agreement was subsequently amended on August 1, 2003, increasing Mr. Szporka’s annual salary to $225,000. This employment agreement was amended again on August 1, 2004, increasing Mr. Szporka’s annual salary to $255,000 and subsequently amended on August 1, 2005, increasing Mr. Szporka’s annual salary to $295,000. For the fiscal year ended December 31, 2005, the Company paid Mr. Szporka a car allowance of $12,000 and paid health and dental insurance premiums of $12,944. See “Employment Agreements.”

(3)

Ronald Riewold has served as a Director since November 8, 2002 and President since February 7, 2003. Pursuant to an employment agreement entered into in February 2003, Mr. Riewold received annual salary payments equal to $175,000 and certain perquisites and other benefits. This employment agreement was amended on November 2, 2004, increasing Mr. Riewold’s annual salary to $225,000. This employment agreement was amended again on August 1, 2005, increasing Mr. Riewold’s annual salary to $295,000. For the fiscal year ended December 31, 2005, the Company paid Mr. Riewold a car allowance of $12,000 and paid health and dental insurance premiums of $12,944. See “Employment Agreements.”

(4)

Two hundred thousand (200,000) options were granted to Mr. Lubinsky and 200,000 options were granted to Mr. Szporka on August 1, 2000 under the Company's 2000 Stock Option Plan. One million (1,000,000) options were granted to Mr. Lubinsky and 1,000,000 options were granted to Mr. Szporka on August 1, 2002 under the Company’s 2001 Stock Option Plan. One Hundred Fifty thousand (150,000) options were granted to Mr. Lubinsky and 150,000 options were granted to Mr. Szporka on June 2, 2003 under the Company’s 2001 Stock Option Plan. Nine Hundred thousand (900,000) options were granted to Mr. Lubinsky and 900,000 options were granted to Mr. Szporka on September 11, 2003 under the Company’s 2001 Stock Option Plan. One hundred thousand (100,000) options were granted to Mr. Lubinsky and 100,000 options were granted to Mr. Szporka on August 1, 2004. One hundred seventy-five thousand (175,000) options were granted to Mr. Lubinsky and 175,000 options were granted to Mr. Szporka on August 1, 2005. Except for the initial 200,000 options granted to Messrs. Lubinsky and Szporka which were exercised by these individuals in February 2005, none of these options have been exercised to date.

(5)

Seven hundred seventy-five thousand (775,000) options previously granted to Mr. Riewold immediately vested upon the execution of his employment agreement in February 2003. Four hundred seventy-five thousand (475,000) options were granted to Mr. Riewold on February 7, 2004 and seven hundred seventy-five thousand (775,000) options were granted to Mr. Riewold on October 16, 2004. One hundred seventy-five thousand (175,000) options were granted to Mr. Riewold on August 1, 2005. None of these options have been exercised to date.

Stock Option Grants

The following table sets forth information regarding grants of stock options during the fiscal year ending December 31, 2005 made to the Named Executive Officers who have received Company option grants.

Stock Option Grants In 2005

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Stock Options Granted (#)	% of Total Stock Options Granted to Employees in Fiscal 2005	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Randy Lubinsky	175,000	19%	$4.00	8/1/10	$194,250	$427,000
Mark Szporka	175,000	19%	$4.00	8/1/10	$194,250	$427,000
Ronald Riewold	175,000	19%	$4.00	8/1/10	$194,250	$427,000

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning the exercise of options during the year ended December 31, 2005 and unexercised options held as of the end of fiscal 2005.

Name	Shares Received on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End(2) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options at FY-End ($) (1)(2) Exercisable/Unexercisable
Randy Lubinsky	197,531	$634,075	1,575,000/750,000	$4,564,000/$2,445,000
Mark Szporka	197,531	$634,075	1,575,000/750,000	$4,564,000/$2,445,000
Ronald Riewold	0	$0	1,450,000/750,000	$4,156,500/$2,445,000

(1)	Calculated based on the fair market value of $3.26 per share at the close of trading on December 30, 2005 as reported by the AMEX, minus the exercise price of the option.
(2)	The unvested portion of the unexercised options, vested on January 1, 2006.

Employment Agreements

Randy Lubinsky, CEO. Mr. Lubinsky serves as Chief Executive Officer of the Company for a term expiring on December 31, 2010. The principal terms of Mr. Lubinsky’s employment agreement, as amended, are as follows: (i) an annual salary of $320,000, which may be increased from time to time at the discretion of the board of directors; (ii) stock options to purchase 175,000 (exercisable at $4.00 per share) shares of the Company’s common stock; (iii) health and dental insurance coverage; (iv) term life insurance; (v) an annual bonus of $200,000, plus a discretionary bonus up to 150% of salary and (vi) such other benefits as the Company may provide for its officers in the future.

Mark Szporka, CFO. Mr. Szporka serves as Chief Financial Officer for the Company for a term expiring on December 31, 2010. The principal terms of Mr. Szporka’s current employment agreement, as amended, are as follows: (i) an annual salary of $295,000, which may be increased from time to time at the discretion of the board of directors; (ii) stock options to purchase 175,000 (exercisable at $4.00 per share) shares of the Company’s common stock; (iii) health and dental insurance coverage; (iv) term life insurance; (v) an annual bonus of $200,000, plus a discretionary bonus up to 150% of salary and (vi) such other benefits as the Company may provide for its officers in the future.

Ronald Riewold, President. Mr. Riewold serves as President for the Company for a term expiring on December 31, 2010. The principal terms of Mr. Riewold’s current employment agreement, as amended, are as follows: (i) an annual salary of $295,000, which may be increased from time to time at the discretion of the board of directors; (ii) stock options to purchase 175,000 (exercisable at $4.00 per share) shares of the Company’s common stock; (iii) health and dental insurance coverage; (iv) term life insurance; (v) an annual bonus of $200,000, plus a discretionary bonus up to 150% of salary and (vi) such other benefits as the Company may provide for its officers in the future.

Merrill Reuter, M.D. Advanced Orthopaedics of South Florida II, Inc. (“AOSF”), a wholly-owned subsidiary of the Company, entered into an employment agreement with Merrill Reuter, M.D. to serve as its President and Medical Director for an initial term expiring on December 31, 2009. This employment agreement was amended during 2004, which extended the term through December 31, 2011. The principal terms of Dr. Reuter’s amended employment agreement are as follows: (i) an annual salary of $300,000 during fiscal year 2004, $500,000 during fiscal year 2005 and $750,000 per year for each year thereafter; (ii) stock options to purchase shares of the Company’s common stock as approved by the stock option committee of the Company; and (iii) health and disability insurance coverage. In the event that AOSF terminates the agreement “Without Cause” or Dr. Reuter terminates the agreement “For Cause,” Dr. Reuter will receive a lump sum severance payment of $1,000,000.

Compensation Committee Report on Executive Compensation

Compensation Governance

This report describes our executive compensation program and the basis on which the 2005 fiscal year compensation determinations were made by us for the executive officers of the Company, including our Chief Executive Officer and the Named Executives. We establish all components of executive pay and recommend or report our decisions to the Board of Directors for approval.

Our duties include recommending to the Board of Directors the base salary levels for all executive officers as well as the design of awards in connection with all other elements of the executive pay program. We also evaluate executive performance and address other matters related to executive compensation.

Compensation Policy and Overall Objectives

In developing recommendations regarding the amount and composition of executive compensation, our goal is to provide a compensation package that will enable the Company to attract and retain highly qualified individuals for its executive positions. In addition, our objectives include rewarding outstanding performance and linking the interests of our executives to the interests of our stockholders. In determining actual compensation levels, we consider all elements of the program in total rather than any one element in isolation.

We believe that each element of the compensation program should target compensation levels at rates that take into account current market practices. Offering market-comparable pay opportunities allows us to maintain a stable, successful management team.

The key elements of our executive compensation are base salary, discretionary annual bonuses, long-term incentives, and various other benefits, including medical insurance, which are generally available to all employees of the Company. Each of these is addressed separately below.

Base Salaries

We regularly review each executive’s base salary. The base salary ranges of the Company's executives are targeted to be in the range of the median base pay ranges of similarly positioned executives in the group of comparable companies selected for compensation comparison purposes.

Base salaries for executives are initially determined by evaluating executives' levels of responsibility, prior experience, breadth of knowledge, internal equity issues and external pay practices. Increases to base salaries are driven primarily by performance, which is evaluated based on sustained levels of contribution to the Company, and/or salary increases in the industry for similar companies with similar performance profiles.

Annual Bonuses

Annual bonus opportunities allow the Company to communicate specific goals that are of primary importance during the coming year and motivate executives to achieve these goals. The Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer, and President, provide for the payment of an annual bonus to said individuals in the total amount of 11% of the Company’s EBITDA. For the year ended December 31, 2005, the foregoing senior executives agreed to accept an annual bonus in the total amount of $770,000, which is less than 11% of the Company’s EBITDA. Effective January 1, 2006, this bonus structure was amended providing the above named officers minimum bonuses of $200,000 up to a maximum of 150% of their base salary in any one calendar year.

Long-Term Incentives

Our stock option program is designed to align the long-term interest of executives, certain middle managers and other key personnel to the long-term interests of our stockholders and, therefore, are typically granted upon commencement of employment. Stock options are granted at an option price not less than the fair market value of the Company's Common Stock on the date of grant. Accordingly, stock options have value only if the stock price appreciates following the date the options are granted. Further, stock options are typically subject to a 36-month vesting period. The Committee awards stock options on the basis of individual performance and/or achievement of internal strategic objectives. This approach focuses executives on the creation of stockholder value over the long term and encourages equity ownership in the Company.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The Compensation Committee reviews the potential effect of Section 162(m) periodically and uses its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate and in the best interests of the Company and its stockholders, after taking into consideration changing business conditions and the performance of its employees.

Conclusion

We believe that attracting and retaining management and employees of high caliber is essential to maintaining a high-performing organization that creates long-term value for its stockholders. We also believe that offering a competitive, performance-based compensation program with a large equity component helps to achieve this objective by aligning the interests of officers and other key employees with those of stockholders. We believe that the Company's 2005 fiscal year compensation program met these objectives.

By the Compensation Committee of the Board of Directors of PainCare Holdings, Inc.

Thomas Crane

Aldo Berti, M.D.

Arthur Hudson

Compensation Committee Interlocks and Insider Participation

Randy Lubinsky, the Company’s Chief Executive Officer and Director, served on the Compensation Committee until November 2004.

Director Compensation

Cash fees and stock options will be paid to non-employee directors of the Company by the Company for service on the Board of Directors. For being elected to serve during the term year of November 2004 to November 2005 on the Board of Directors, Arthur Hudson, Robert Fusco, Jay Rosen, M.D., Thomas Crane and Aldo Berti, M.D. have each received 25,000 options, exercisable at $2.97 per share and cash compensation of $5,000. In addition, they will receive cash compensation based on the committees they serve on as follows: $5,000 for the Audit Committee, $2,500 for the Stock Option Committee and $2,500 for the Compensation Committee. Directors of the Company who are also officers of the Company receive no additional compensation for their service as directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the board of directors.

Performance Graph

The following graph shows the change in our cumulative total stockholder return for the period from July 17, 2002, the effective date of our merger with HelpMate Robotics, Inc., through the end of our fiscal year ending December 31, 2005, based upon the market price of our common stock, compared with the cumulative total return on the American Stock Exchange and AMEX Health Products and Services Index. The graph assumes a total initial investment of $100 as of July 17, 2002, and shows a “Total Return” that assumes reinvestment of dividends, if any, and is based on market capitalization at the beginning of each period. The performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of May 26, 2006 as to the number of shares of the Company common stock that will be beneficially owned by: (i) each person that beneficially owns more than 5% of the outstanding shares of the Company common stock; (ii) each director of the Company; (iii) the Chief Executive Officer and the four other most highly compensated executive officers of the Company; and (iv) the Company executive officers and directors as a group.

The holders listed below will have sole voting power and investment power over the shares beneficially held by them. The table below includes shares subject to options, warrants and convertible notes.

Beneficial Ownership (1) Name of Beneficial Owner	Shares	Percent	Current Position
Merrill Reuter, M.D. (2)	1,914,810	3.0%	Chairman of the Board, President - AOSF
Randy Lubinsky (3) (11)	3,351,970	5.2%	CEO and Director
Mark Szporka (4) (11)	3,299,871	5.2%	CFO and Director
Ronald Riewold (5)	2,350,000	3.7%	President and Director
Jay Rosen, M.D. (6)	425,000	0.7%	Director
Arthur J. Hudson (7) (11)	570,000	0.9%	Director
Robert Fusco (8)	120,000	*	Director
Thomas J. Crane (9)	29,000	*	Director
Aldo F. Berti, M.D. (10)	25,000	*	Director

All officers, directors, and affiliates as a group (9 persons)	12,085,651	18.9%

*	Less than 0.2%
(1)	Based on an aggregate of 64,050,365 shares of the Company’s common stock outstanding as of May 26, 2006.
(2)

Includes the impact of the merger on January 1, 2001 between the Company’s subsidiary, PainCare Acquisition Company I, Inc., and Advanced Orthopaedics of South Florida, Inc., of which Dr. Reuter was a stockholder, at which time a trust controlled by Dr. Reuter received 1,850,000 shares of common stock and $1,239,000 in convertible debentures, which were paid in full in February of 2004. Dr. Reuter received 62,810 shares of common stock as partial consideration for the Company’s purchase of 50% of his ownership interest in the Lake Worth Surgical Center in May of 2005. In addition, Pamela Reuter, Dr. Reuter’s wife, owns 2,000 shares of our common stock.

(3)

Includes options issued pursuant to the Company’s stock option plans (the “Plans”) to acquire (i) 1,000,000 shares of common stock at $1.00 per share; (ii) 900,000 shares of common stock at $1.93 per share; and (iii) 100,000 shares of common stock at $3.08 per share and (iv) 175,000 shares of common stock at $4.00 per share.

(4)

Includes options issued pursuant to the Company’s stock option plans (the “Plans”) to acquire (i) 1,000,000 shares of common stock at $1.00 per share; (ii) 900,000 shares of common stock at $1.93 per share; and (iii) 100,000 shares of common stock at $3.08 per share and (iv) 175,000 shares of common stock at $4.00 per share.

(5)

Includes options issued pursuant to the Company’s stock option plans (the “Plans”) to acquire (i) 775,000 shares of common stock at $1.00 per share; (ii) 475,000 shares of common stock at $3.02 per share; (iii) 775,000 shares of common stock at $1.90 per share; and (iv) 175,000 shares of common stock at $4.00 per share.

(6)	Includes Plan options to acquire (i) 200,000 shares of common stock at $0.05 per share; and (ii) 25,000 shares of common stock at $2.97 per share.

(7)

Includes Plan options to acquire (i) 70,000 shares of common stock at $0.70 per share; (ii) 25,000 shares of common stock at $2.40 per share; and (iii) 25,000 shares of common stock at $2.97 per share.

(8)	Includes Plan options to acquire (i) 70,000 shares of common stock at $0.70 per share; (ii) 25,000 shares of common stock at $2.40 per share and (iii) 25,000 shares of common stock at $2.97 per share.
(9)	Includes Plan options to acquire (i) 25,000 shares of common stock at $2.97 per share.
(10)	Includes Plan options to acquire (i) 25,000 shares of common stock at $2.97 per share.
(11)

Includes Plan options to acquire 150,000 shares of common stock at $2.25 per share, which were granted and fully vested in accordance with a personal guarantee provided by each Messrs. Lubinsky, Szporka and Hudson with respect to the guarantee of a line of credit with Merrill Lynch Business Financial Services, Inc. This line of credit was subsequently closed in February of 2004.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,752,150	$2.01	247,850
Equity compensation plans not approved by security holders	3,179,316	$6.69	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2004 the Company entered into a contract with Merill Reuter, M.D., chairman of the Company’s board of directors and an approximately 3.0% shareholder. Under the terms of the contract, which are similar to those entered into with other physicians, the Company is providing real estate development and construction oversight services to Dr. Reuter related to a planned medical facility that is intended to be owned by Dr. Reuter and leased to the Company and others. As of December 31, 2005 and 2004, $427,553 and $406,227, respectively, is due from Dr. Reuter under this contract.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the audit fees we were billed by our auditors during fiscal 2005 and 2004.

	2005	2004
Audit fees	$92,400	$51,120
Audit related fees	159,346	99,504
Tax fees	42,780	9,210

Total	$294,526	$159,834

Audit fees were for the audit of our annual financial statements, review of financial statements included in our Forms 10-Q and 10-QSB quarterly reports, and services that are normally provided by independent auditors in connection with our other filings with the SEC. This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of our interim financial statements.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

1. Financial Statements (appearing at the end of this Report)

(b). Exhibits

INDEX TO EXHIBITS

NO.	DESCRIPTION OF EXHIBIT
3.01	Articles of Incorporation (1)

3.02	By Laws(1)

3.03	Amendment to Bylaws (2)

3.04	Amendment to Articles of Incorporation (3)

4.1	2000 Stock Option Plan of PainCare, Inc. (1)

4.2	2001 Stock Option Plan of PainCare, Inc. (1)

10.01	Merger Agreement and plan of Reorganization by and among PainCare Holdings, Inc. and CPS Merger Corp., Scott Brandt, M.D. and Bradley Vilims, M.D.(4)

10.02	Securities Purchase Agreement by and Among PSHS Partnership Ventures, PainCare Holdings, Inc. and PainCare Surgery Centers I, Inc. (5)

10.03	Securities Purchase Agreement by and among PSHS Partnership Ventures, Inc., PainCare Holdings, Inc. and PainCare Surgery Centers II, Inc. (6)

10.04	Merger Agreement and Plan of Reorganization by and among PainCare Holdings, Inc. and Piedmont Center for Spinal Disorders, P.C. (7)

10.05	Asset Purchase Agreement by and among PainCare Holdings, Inc., PainCare Surgery Centers III, Inc. and The Center for Pain Management ASC, LLC. (8)

10.06	Merger Agreement and Plan of Reorganization by and among PainCare Holdings, Inc. and Floyd O. Ring, Jr., M.D., P.C. (9)

10.07	Asset Purchase by and among PainCare Holdings, Inc. and Christopher J. Centeno, M.D., P.C. (10)

10.08	Loan and Security Agreement by and among PainCare Holdings, Inc. and HBK Investments, L.P.

10.09	Amendment Number One to Loan and Security Agreement by and among PainCare Holdings, Inc. and HBK Investments, L.P.

10.10	Third Addendum to Second Amended and Restated Employment Agreement by and between PainCare Holdings, Inc. and Randy Lubinsky.

10.11	Third Addendum to Second Amended and Restated Employment Agreement by and between PainCare Holdings, Inc. and Mark Szporka

10.12	Fourth Addendum to Employment Agreement by and between PainCare Holdings, Inc. and Ronald Riewold

14.1	Code of Ethics for PainCare Holdings, Inc.

21.1	Subsidiaries of the Company

23(a)	Consent of BPKH

23(b)	Consent of Tschopp, Whitcomb & Orr, P.A.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certifications

(1)	Previously filed with the SEC with the Company’s Form S-4 on January 4, 2002
(2)	Previously filed with the SEC with the Company’s Form 8-K on July 12, 2005
(3)	Previously filed with the SEC with the Company’s Form 8-K on August 11, 2005
(4)	Previously filed with the SEC with the Company’s Form 8-K on April 18, 2005
(5)	Previously filed with the SEC with the Company’s Form 8-K on May 17, 2005
(6)	Previously filed with the SEC with the Company’s Form 8-K on August 8, 2005
(7)	Previously filed with the SEC with the Company’s Form 8-K on August 11, 2005
(8)	Previously filed with the SEC with the Company’s Form 8-K on September 27, 2005
(9)	Previously filed with the SEC with the Company’s Form 8-K on October 7, 2005
(10)	Previously filed with the SEC with the Company’s Form 8-K on October 14, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PAINCARE HOLDINGS, INC.

Date: June 1, 2006	By:	/s/ RANDY LUBINSKY
Chief Executive Officer and Director

Date: June 1, 2006	By:	/s/ MARK SZPORKA
Chief Financial and Accounting Officer
and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD RIEWOLD	President and Director	June 1, 2006

/s/ JAY ROSEN, M.D.	Director	June 1, 2006

/s/ MERRILL REUTER, M.D.	Director	June 1, 2006

/s/ ARTHUR J. HUDSON	Director	June 1, 2006

/s/ ROBERT FUSCO	Director	June 1, 2006

/s/ ALDO F. BERTI, M.D.	Director	June 1, 2006

/s/ THOMAS J. CRANE	Director	June 1, 2006

PART F/S

PAINCARE HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of PainCare Holdings, Inc.

We have audited the accompanying consolidated balance sheet of PainCare Holdings, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PainCare Holdings, Inc. and subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PainCare Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 12, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.

Winter Park, Florida

May 12, 2006

TSCHOPP, WHITCOMB & ORR, P.A.

Independent Auditors’ Report

The Board of Directors

PainCare Holdings, Inc.

We have audited the accompanying consolidated balance sheets of PainCare Holdings, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in note 2 of the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PainCare Holdings, Inc., as of December 31, 2004 and 2003, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Tschopp, Whitcomb & Orr, P.A.

March 4, 2005, except for note 2 as to which the date is April 17, 2006

Maitland, Florida

PAINCARE HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
		(As restated)
Assets
Current assets:
Cash and cash equivalents	$22,713,165	$19,100,840
Accounts receivable, net	21,263,405	14,077,643
Deposits and prepaid expenses	2,557,492	1,117,317
Deferred tax asset	683,391	130,000

Total current assets	47,217,453	34,425,800

Property and equipment, net	11,494,656	7,119,065
Goodwill, net	111,468,292	61,817,801
Due from shareholder	427,553	406,227
Deferred tax asset	867,854	2,536,923
Other assets	11,834,822	6,623,360

Total assets	$183,310,630	$112,929,176

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$3,522,714	$752,045
Accrued compensation expense	17,142,549	14,760,290
Derivative liabilities	12,952,455	13,364,535
Acquisition consideration payable	8,011,567	17,900,833
Common stock payable	5,405,601	—
Income tax payable	3,003,766	3,939,972
Current portion of notes payable	3,883,012	765,177
Current portion of capital lease obligations	1,646,378	930,117
Current portion of convertible debentures	8,519,131	2,935,480

Total current liabilities	64,087,173	55,348,449

Notes payable, less current portion	26,129,569	295,583
Convertible debentures	1,133,877	13,163,014
Capital lease obligations, less current portion	2,872,708	2,190,627

Total liabilities	94,223,327	70,997,673

Minority interests in consolidated subsidiaries	1,763,838	—

Commitments and contingencies
Stockholders' equity:
Common stock, $.0001 par value. Authorized 200,000,000 shares; issued and outstanding 55,823,026 and 41,512,833 shares	5,582	4,151
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Additional paid in capital	106,253,345	55,539,687
Accumulated deficit	(18,983,089)	(13,643,711)
Cumulative translation adjustments	47,627	31,376

Total stockholders' equity	87,323,465	41,931,503

Total liabilities and stockholders' equity	$183,310,630	$112,929,176

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Operations

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
		(As restated)	(As restated)
Revenues:
Pain management	$43,269,382	$22,316,610	$6,116,520
Surgeries	6,165,175	5,202,766	3,431,272
Ancillary services	19,229,240	10,398,524	5,433,075

Total revenues	68,663,797	37,917,900	14,980,867

Cost of revenues	12,470,369	6,663,945	4,586,732

Gross profit	56,193,428	31,253,955	10,394,135

General and administrative expense	38,084,609	20,052,066	7,782,313
Compensation expense-variable stock options	2,382,259	356,590	13,532,700
Amortization expense	1,529,438	549,229	113,637
Depreciation expense	1,616,316	837,484	463,190

Operating income (loss)	12,580,806	9,458,586	(11,497,705)

Interest expense	(5,795,915)	(3,463,677)	(531,158)
Derivative expense	(7,055,502)	(3,256,372)	(3,173,763)
Other income	444,549	170,568	45,425

Income (loss) before income taxes	173,938	2,909,105	(15,157,201)

Provision (benefit) for income taxes	4,925,679	4,410,587	(3,674,358)

Loss before minority interests	(4,751,741)	(1,501,482)	(11,482,843)

Minority interests in net earnings of consolidated subsidiaries	(587,637)	—	—

Net loss	$(5,339,378)	$(1,501,482)	$(11,482,843)

Basic loss per common share	$(0.10)	$(0.05)	$(0.55)

Basic weighted average common shares outstanding	51,316,562	32,923,211	20,772,620

Diluted loss per common share	$(0.10)	$(0.05)	$(0.55)

Diluted weighted average common shares outstanding	51,316,562	32,923,211	20,772,620

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
		(As restated)	(As restated)
Cash flows from operating activities:
Net loss	$(5,339,378)	$(1,501,482)	$(11,482,843)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,145,754	1,386,713	576,827
Non-cash transactions and other	28,143	30,415	26,290
Loss on disposal of property and equipment	88,651	—	—
Amortization of debt discount	1,704,693	1,805,846	—
Stock issued for interest payments	991,146	383,053	—
Mark to market derivatives	7,055,502	3,256,372	3,173,763
Compensation expense-variable stock options	2,382,259	356,590	13,532,700
Deferred income taxes	1,113,566	748,623	(3,563,544)
Amortization of deferred financing costs	(475,717)	—	—
Minority interests	587,637	—	—

Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(2,428,409)	(5,332,692)	(1,834,012)
Deposits and prepaid expenses	(960,977)	(448,695)	(369,911)
Other assets	139,375	—	—
Income tax payable	(908,735)	3,794,566	63,385
Accounts payable and accrued expenses	2,049,587	(360,283)	(108,093)

Net cash provided by operating activities	9,173,097	4,119,026	14,562

Cash flows from investing activities:
Purchase of property and equipment	(1,832,701)	(1,018,597)	(353,143)
Cash paid for earnouts	(7,510,966)	(3,108,888)	(695,708)
Cash used for contract rights	(202,291)	(2,253,215)	(325,525)
Cash used for acquisitions	(27,172,913)	(12,297,753)	(6,346,552)
Cash from acquisitions	244,713	270,570	38,232

Net cash used in investing activities	(36,474,158)	(18,407,883)	(7,682,696)

Cash flows from financing activities:
Proceeds from issuance of debentures, net of offering costs	—	12,382,315	9,367,397
Proceeds from issuance of common stock, net of capital offering costs	5,964,013	15,500,446	5,821,916
Payments of capital lease obligations	(1,556,217)	(686,734)	(363,814)
Payment of convertible debentures	—	(885,000)	—
Notes receivable from employees	(201,353)	—	—
Cash distributions to minority interests	(410,896)	—	—
Due from/to shareholders	—	(34,907)	134,385
Net proceeds from (payments on) notes payable	(1,068,760)	328,222	(210,060)
Notes payable issued	28,186,599	(1,138,412)	(1,236,607)

Net cash provided by financing activities	30,913,386	25,465,930	13,513,217

Net increase in cash and cash equivalents	3,612,325	11,177,073	5,845,083

Cash and cash equivalents at beginning of year	19,100,840	7,923,767	2,078,684

Cash and cash equivalents at end of year	$22,713,165	$19,100,840	$7,923,767

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$2,499,181	$1,207,049	$487,786
Cash paid during the year for income taxes	2,895,752	—	—

Non-cash investing and financing transactions:
Common stock issued for acquisitions	25,701,467	7,846,712	13,596,867
Common stock issued for contract right purchases	—	1,097,333	—
Common stock issued for convertible debentures	15,735,237	1,650,948	175,000
Common stock issued for earnouts	7,689,464	2,978,770	171,929
Common stock issued for bridge note	—	—	208,000
Acquisition consideration payable	8,011,567	17,900,833	3,000,000
Equipment financed with capital lease obligations	2,355,578	928,756	641,254
Distribution rights acquired	—	—	2,212,653

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2005, 2004 and 2003

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2002, as previously reported	15,576,640	$1,557	$7,019,246	$556,487	$(23,299)	$7,553,991
Effect of prior years’ restatements	—	—	(273,000)	(1,215,873)	—	(1,488,873)

Balances at December 31, 2002 (as restated)	15,576,640	$1,557	$6,746,246	$(659,386)	$(23,299)	$6,065,118
Common stock issued for earnouts	107,456	11	171,918	—	—	171,929
Common stock issued for cash	5,053,166	505	5,405,673	—	—	5,406,178
Common stock issued for conversion of convertible preferred stock	455,913	46	212,704	—	—	212,750
Common stock issued for exercise of stock options	200,000	20	9,980	—	—	10,000
Common stock issued for conversion of bridge note	208,000	21	207,979	—	—	208,000
Common stock issued for conversion of convertible debenture	118,243	12	174,988	—	—	175,000
Common stock issued for exercise of warrants	256,230	26	192,962	—	—	192,988
Common stock issued to advisory network members	2,030	—	2,030	—	—	2,030
Common stock issued for acquisitions	4,904,919	490	13,596,377	—	—	13,596,867
Tax benefit realized from stock plans	—	—	111,328	—	—	111,328
Common stock share based grants for non employee consulting fees			238,398			238,398
Adjustment for fair value of warrants	—	—	(2,921,713)	—	—	(2,921,713)
Components of comprehensive income (loss):
Translation adjustment	—	—	—	—	24,260	24,260
Net loss	—	—	—	(11,482,843)	—	(11,482,843)
Comprehensive loss	—	—	—	—	—	(11,458,583)

Balances at December 31, 2003 (as restated)	26,882,597	$2,688	$24,148,870	$(12,142,229)	$961	$12,010,290
Common stock issued for earnouts	1,064,251	107	2,978,663	—	—	2,978,770
Common stock issued for contract rights	401,617	40	1,097,293	—	—	1,097,333
Common stock issued for exercise of warrants	534,466	53	343,067	—	—	343,120
Common stock issued for exercise of stock options	312,673	31	71,031	—	—	71,062
Common stock issued for acquisitions	2,667,747	267	7,846,445	—	—	7,846,712
Common stock issued for conversion of convertible debenture	530,000	53	1,650,895	—	—	1,650,948
Common stock issued for debenture interest payments	154,482	15	383,053	—	—	383,068
Common stock issued for secondary offering	8,965,000	897	15,085,366	—	—	15,086,263
Common stock options issued for non employee consulting fees	—	—	219,829	—	—	219,829
Adjustment for fair value of warrants	—	—	1,715,175	—	—	1,715,175
Components of comprehensive income (loss):
Translation adjustment	—	—	—	—	30,415	30,415
Net loss				(1,501,482)	—	(1,501,482)

Comprehensive loss	—	—	—	—	—	(1,471,067)

Balances at December 31, 2004 (as restated)	41,512,833	$4,151	$55,539,687	$(13,643,711)	$31,376	$41,931,503
Common stock issued for earnouts	2,026,592	203	7,689,261	—	—	7,689,464
Common stock issued for exercise of warrants	400,316	40	474,672	—	—	474,712
Common stock issued for exercise of stock options	674,975	67	83,633	—	—	83,700
Common stock issued as restricted shares	18,860	2	11,890	—	—	11,892
Common stock issued for acquisitions	7,279,835	727	25,700,740	—	—	25,701,467
Common stock issued for conversion of convertible debenture	3,626,167	364	15,734,873	—	—	15,735,237
Common stock issued for debenture interest payments	283,448	28	991,118	—	—	991,146
Common stock options issued for non employee consulting fees	—	—	27,471	—	—	27,471
Components of comprehensive income (loss):
Translation adjustment	—	—	—	—	16,251	16,251
Net loss	—	—	—	(5,339,378)	—	(5,339,378)

Comprehensive loss	—	—	—	—	—	(5,323,127)

Balances at December 31, 2005	55,823,026	$5,582	$106,253,345	$(18,983,089)	$47,627	$87,323,465

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Notes to Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

History of the Company

PainCare Holdings, Inc. (“the Company”) was initially incorporated in the State of Connecticut in May, 1984 under the name of HelpMate Robotics, Inc. ("HelpMate"). Prior to the sale of its business in December 1999, HelpMate was primarily engaged in the design, manufacture, and sale of HelpMate's flagship product, the HelpMate courier system, a trackless robotic courier used primarily in the health care industry to transport materials. On December 30, 1999, HelpMate sold substantially all of its assets to Pyxis Corporation ("Pyxis").

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

On July 17, 2002 PainCare, Inc. consummated a Merger with HelpMate, as described below. PainCare, Inc. had approximately 128 shareholders of record prior to the Merger with HelpMate. As of December 31, 2005, the combined Company has approximately 10,638 shareholders of record.

The Merger

As indicated above, on December 20, 2001, HelpMate Robotics, Inc. entered into a Merger Agreement with PainCare, Inc. whereby a wholly-owned subsidiary of HelpMate, formed for the purpose of the Merger, merged into PainCare, Inc. and PainCare, Inc. became a subsidiary of HelpMate. The shareholders of PainCare, Inc. received voting common stock of HelpMate. In connection with the Merger, the companies filed a Form S-4 with the SEC which was effective on July 12, 2002. Immediately thereafter, a Certificate of Merger was filed with the Secretary of State of the State of Connecticut and Articles of Merger were filed with the Secretary of State of the State of Nevada. The Merger became effective on July 17, 2002.

The Merger was accounted for in accordance with accounting principles generally accepted in the United States. No goodwill or intangibles were recorded because the merger was essentially a recapitalization transaction and was accounted for in a manner similar to a reverse acquisition, identifying PainCare, Inc. as the accounting acquirer.

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

On November 8, 2002, the Board of Directors and shareholders approved an amendment to the Company’s Certificate of Incorporation for the purpose of changing the name of the Company from HelpMate Robotics, Inc. to PainCare Holdings, Inc. This name change reflects the revised strategic vision and marketing strategy of the Company. In conjunction with the Company name change, the trading symbol for the Company’s common stock changed from “HMRB” to “PANC” in December 2002 and on November 8, 2002, the Board of Directors and shareholders approved a proposal to change the Company’s state of incorporation from Connecticut to Florida. On June 16, 2003, the Company’s stock symbol was changed to “PRZ”.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements include the accounts of PainCare Holdings, Inc. and its wholly-owned subsidiaries. The Company consolidates PSHS Alpha Partners as it has a 67.5% ownership interest in this entity, and it consolidates PSHS Beta Partners as it has a 73% ownership interest. The other parties’ interest in these entities are reported as minority interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates fifteen practices in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow the Company to manage the practice. Emerging Issues Task Force No. 97-2 (“EITF No. 97-2”) states that consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. All but one of the management services agreements between the Company and the physician satisfies all of the criteria of EITF No. 97-2. The Company includes revenue with respect to these practices in the consolidated financial statements in accordance with EITF No. 97-2.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease, including renewal periods when appropriate, or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful life of the asset. The carrying amounts of assets sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in other income or expense. The useful lives of operating equipment range from five to ten years, and the depreciation period for leasehold improvements ranges from three to ten years.

Advertising Costs

Advertising expenditures relating to marketing efforts consisting primarily of marketing material, brochure preparation, printing and trade show expenses are expensed as incurred. Advertising expense was $1,478,285, $866,557 and $250,133 for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.

Income Taxes

The Company records income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of its assets and liabilities. The Company estimates its income taxes in each of the jurisdictions in which we operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets.

The recording of a net deferred tax asset assumes the realization of such asset in the future, otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has not recorded any valuation allowances as of December 31, 2005 or 2004. The Company anticipates that it will generate sufficient pretax income in the future to realize its deferred tax assets.

Fair Value Disclosures

The carrying values of cash, accounts receivable, deposits, prepaid expenses, accounts payable and accrued expenses generally approximate the respective fair values of these instruments due to their current nature.

The carrying value of acquisition consideration payable consists of the value of cash and Company stock to be paid per contractual obligations and approximates fair value due to the current nature of the cash obligation and the stock which is recorded at fair value.

The fair values of debt instruments for disclosure purposes only are estimated based upon the present value of the estimated cash flows at interest rates applicable to similar instruments.

The Company generally does not use derivative financial instruments to hedge exposures to cash flow or market risks. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents in deposit accounts with high quality, credit-worthy financial institutions. Funds with these institutions exceeded the federally-insured limits by approximately $18,761,000 on December 31, 2005.

Credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base. The Company controls credit risk associated with its receivables through credit checks and approvals, credit limits, and monitoring procedures. Generally, the Company requires no collateral from its customers.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, derivative liabilities, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

Cash and Cash Equivalents

All short-term investments with original maturities of three months or less when purchased are considered to be cash equivalents. At December 31, 2005 and 2004, the Company had cash and cash equivalents denominated in Canadian dollars that translate to U.S. dollar amounts of approximately $147,239 and $232,961, respectively.

As of December 31, 2005, the Company had $3,750,000 held in escrow representing the initial cash payment of the closing consideration for the acquisition of the Center for Pain Management ASC, LLC. This acquisition closed on January 3, 2006 and the cash held in escrow was disbursed on that date.

The Company also has a qualified cash requirement from the HBK Investments credit facility. This requires the Company to maintain a minimum consolidated balance of $2,000,000 in cash and cash equivalents at all times.

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

Reclassifications

The presentation of certain prior year amounts have been reclassified to conform to the year 2005 presentation. In addition, certain current and long-term assets, as well as current and non-current liabilities, have been reclassified on the consolidated balance sheet as of December 31, 2004 to conform to the current year presentation.

Comprehensive Income (Loss)

As reflected in the consolidated statements of stockholders’ equity, comprehensive income is a measure of net income (loss) and all other changes in equity that result from transactions other than with shareholders. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Comprehensive losses for the years ended December 31, 2005, 2004 and 2003 were $(5,323,127), $(1,471,067) and $(11,458,583), respectively.

Foreign Currency

The Company operates a subsidiary in Canada, which is subject to different monetary, economic and regulatory risks than our domestic operations. The subsidiary uses a functional currency other than U.S. dollars, and the balance sheet accounts are translated into U.S. dollars at exchange rates in effect at the end of each reporting period. The foreign entity’s revenue and expenses are translated into U.S. dollars at the average rates that prevailed during the reporting period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in shareholders’ equity as a component of other accumulated comprehensive income. Exchange gains and losses on transactions and equity investments denominated in a currency other than their functional currency are included in results of operations as incurred.

Deferred Financing Costs

Deferred financing costs related to the Company’s various credit facilities and are amortized over the related terms of the debt using the effective interest method. Net deferred financing costs were $1,688,431 and $691,139 at December 31, 2005 and 2004, respectively.

Revenue Recognition

Revenue consists of net patient fee-for-service revenue. Net patient fee-for-service revenue is recognized when services are rendered. Net patient service revenue is recorded net of contractual adjustments and other arrangements for providing services at less than established patient billing rates. Allowances for contractual adjustments and bad debts are provided for accounts receivable based on estimated collection rates. The Company estimates contractual allowances based on the patient mix at each location, the impact of contract pricing and historical collection information.

Substantially all of the accounts receivable are due under fee-for-service contracts from third party payers, such as insurance companies and government-sponsored healthcare programs or directly from patients. Services are generally provided pursuant to contracts with healthcare providers or directly to patients. Accounts receivable for services rendered have been recorded at their established charges and reduced by the estimated contractual adjustments and bad debts. Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies. Receivables generally are collected within industry norms for third-party payors. The Company continuously monitors collections from its customers and maintains an allowance for bad debts based upon any specific payor collection issues that have been identified, the historical collection experience including each practice’s experiences, and the aging of patient accounts receivable balances. The Company is not aware of any claims, disputes or unsettled matters with third-party payors which could have a material effect on the financial statements. The Company either uses in-house billing or local billing companies in each location it operates. Therefore, the Company analyzes its accounts receivable and allowance for doubtful accounts on a site-by-site basis as opposed to a company-wide basis. This allows the Company to be more detailed and more accurate with its collection estimates. While such credit losses have historically been within our expectations and the provisions established, an inability to accurately estimate credit losses in the future could have a material adverse impact on operating results.

The estimated contractual allowance rates for each facility are reviewed periodically. The Company adjusts the contractual allowance rates, as changes to the factors discussed above become known. As these factors change, the historical collection experience is revised accordingly in the period known. These allowances are reviewed periodically and adjusted based on historical payment rates. Depending on the changes made in the contractual allowance rates, net revenue may increase or decrease.

Changes in contractual allowances for the years ended December 31, 2005 and 2004 were as follows:

	For the Year Ended December 31,
	2005	2004
Balance at beginning of year (including balances from purchased business combinations)	$14,788,745	$5,520,213
Increase for contractual allowance in the current year (based on historical percentages)	40,437,607	32,458,453
Increase (decrease) in contractual allowance for the prior years contractual allowance	(173,722)	(3,689,814)
Decrease to the contractual allowance for the current year	(24,393,787)	(19,500,107)

Balance at end of year	$30,658,843	$14,788,745

A summary of the activity in the allowance for uncollectible accounts is as follows:

	For the Year Ended December 31,
	2005	2004
Balance, beginning of year	$335,459	$142,277
Additions charged to provision for bad debts	2,788,601	599,621
Accounts receivable written off (net of recoveries)	(1,360,283)	(406,439)

Balance, end of year	$1,763,777	$335,459

The Company’s payor mix and aging table for the year ended December 31, 2005 were as follows:

Financial Class	Balance on December 31, 2005	Current	31-60 Days	61-90 Days	91 + Days
Medicare	$1,588,876	$658,177	$281,062	$117,867	$531,770
Private insurance	12,738,637	5,276,860	2,253,383	944,989	4,263,405
Self-pay	1,056,948	437,832	186,967	78,407	353,742
Workers compensation	2,606,677	1,079,792	461,104	193,371	872,410
Government	2,415,551	1,000,618	427,296	179,193	808,444
Medicaid	262,510	108,742	46,436	19,474	87,858
Other	2,357,983	976,772	417,112	174,922	789,177

Total	23,027,182	9,538,793	4,073,360	1,708,223	7,706,806

Allowance for doubtful accounts	1,763,777	333,355	305,287	162,191	962,944

Net realizable value	$21,263,405	$9,205,438	$3,768,073	$1,546,032	$6,743,862

Summary

Aging category	Amount	Percentage estimated for allowance for doubtful accounts	Required balance in allowance for doubtful accounts
Current	$9,538,793	3.5%	$333,355
31-60 days	4,073,360	7.5%	305,287
61-90 days	1,708,223	9.5%	162,191
Over 91 days	7,706,806	12.5%	962,944

Year end balance of allowance for doubtful accounts			$1,763,777

The Company’s payor mix and aging table for the year ended December 31, 2004 were as follows:

Financial Class	Balance on December 31, 2004	Current	31-60 Days	61-90 Days	91 + Days
Medicare	$1,970,228	$1,203,017	$417,291	$125,875	$224,045
Private insurance	7,480,315	4,446,917	1,323,497	565,251	1,144,650
Self-pay	428,160	205,462	102,273	33,939	86,486
Workers compensation	1,237,915	669,298	261,912	121,777	184,928
Government	268,564	107,694	88,089	57,473	15,308
Medicaid	676,195	332,595	106,861	90,863	145,876
Other	2,351,725	702,059	457,619	974,047	218,000

Total	14,413,102	7,667,042	2,757,542	1,969,225	2,019,293

Allowance for doubtful accounts	335,459	178,447	64,181	45,833	46,998

Net realizable value	$14,077,643	$7,488,595	$2,693,361	$1,923,392	$1,972,295

Summary

Aging category	Amount	Percentage estimated for allowance for doubtful accounts	Required balance in allowance for doubtful accounts
Current	$7,667,042	2.3%	$178,447
31-60 days	2,757,542	2.3%	64,181
61-90 days	1,969,225	2.3%	45,833
over 91 days	2,019,293	2.3%	46,998

Year end balance of allowance for doubtful accounts			$335,459

Goodwill and Other Intangible Assets

The value of goodwill is stated at the lower of cost or fair value. At December 31, 2005 and 2004, the Company had $111.5 million and $61.8 million, respectively, of goodwill related to acquiring physician practices and surgery centers. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS No. 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized as expenses of operations, but rather carried on the balance sheet as permanent assets.

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with SFAS No. 142. Goodwill is allocated to the Company's individual practices. Impairment of goodwill is tested at the practice level by comparing the practices’ net carrying amount, including goodwill, to the fair value of the practice. The fair values of the practices are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the practice exceeds its fair value, goodwill is potentially impaired and a second test is performed to measure the amount of impairment loss, if any. The fair value of each of the Company’s practices exceeded their individual carrying values and, consequently, no impairment was recorded for the years ended December 31, 2005 and 2004.

Other intangible assets primarily consist of patient referral networks acquired in conjunction with our physician and surgery center acquisitions, which are amortized on a straight-line basis over their estimated useful lives, which range from seven to twelve years.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the Company’s first quarter of 2006. The Company will adopt the provisions of SFAS 123R using the Black-Scholes option pricing formula or other fair value model. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. As disclosed in the following paragraphs, had the Company recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123 for equity instruments, earnings would have increased by approximately $0.00, $(0.02) and $0.21 per diluted share for the years ended December 31, 2005, 2004 and 2003, respectively. Compensation cost for stock options for which the requisite future service has not yet taken place is estimated for future years. During 2006, 2007, and 2008, the Company estimates additional compensation expense of $722,160, $315,045 and $92,706, respectively.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s results of operations or financial condition.

Share-Based Payments

The Company accounts for share-based payments to employees using the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, which provides for the measurement of compensation from share-based payments in the form of common stock or equity-indexed instruments based upon the intrinsic value of the instruments, among other provisions. As further described in Note 2, the Company originally recorded stock options granted to employees as a fixed plan under the provisions of APB 25. However, the fixed plan accounting was inappropriate in our circumstances, as the terms of our plan required variable accounting pursuant to APB 25. The following information in this footnote, for the years ended December 31, 2004 and 2003, has been restated to correct the accounting treatment.

The Company accounts for its issued employee stock options using the intrinsic value method. For those employee stock options that are exercisable, at the holder's option, in a cashless manner by surrendering options held on appreciated shares of common stock, the Company uses variable accounting and records estimates of compensation (benefit) expense based upon the estimated fair value of the stock at each intervening financial statement date.

The Company accounts for share-based payments to non-employees using the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which provides for the measurement of compensation from share-based payments in the form of common stock or equity-indexed instruments based upon the fair value of instruments as determined on the grant date. The Company uses management’s best estimate of the fair value of common stock in measuring compensation cost, which generally takes into account the trading prices of the shares in the open trading market. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of each option or warrant award as of the date of grant for purposes of recording compensation expense.

Had total employee stock-based compensation expense been calculated using the fair value recognition provisions of SFAS 123, the Company’s net loss and basic and diluted loss per common share for the years ended December 31, 2005, 2004 and 2003 would have been as follows, on a pro forma basis:

	2005	2004	2003
Net loss, as reported	$(5,339,378)	$(1,501,482)	$(11,482,843)
Stock-based employee compensation included in reported net loss, net of tax	901,904	87,736	5,351,580
Stock-based employee compensation expense as determined under the fair value method for all awards, net of tax	(837,183)	(925,307)	(1,021,797)

Net loss, pro forma	$(5,274,657)	$(2,339,053)	$(7,153,060)

Loss per common share:
Basic – as reported	$(0.10)	$(0.05)	$(0.55)
Basic – pro forma	$(0.10)	$(0.07)	$(0.34)
Diluted – as reported	$(0.10)	$(0.05)	$(0.55)
Diluted – pro forma	$(0.10)	$(0.07)	$(0.34)

The fair value of each employee stock option included in the table above was computed as follows: the weighted average fair value of options and warrants granted to employees were estimated on the date of grant using the Black-Scholes-Merton option pricing model for employees and non-employee options with the following assumptions for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Risk-free interest rate	3.98%	4.5%	4.5%
Expected life	2.73 years	5 years	5 years
Volatility	48.895%	50%	50%
Dividend yield	0.0%	0.0%	0.0%

The same assumptions were used to compute the fair value of non-employee options. The amount of non-employee consulting expense recorded as a result of share-based payment in the years ended December 31, 2005, 2004 and 2003 totaled $27,471, $219,829 and $238,398, respectively. The net tax benefit of non employee option exercises is recorded as an adjustment to additional paid in capital. This amount was $111,328 in 2003.

(2)	Restatement and Reclassifications of Previously Issued Financial Statements

The Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2000 through 2004 have been restated to give effect to the correction of certain errors that were discovered subsequent to December 31, 2005. All quarterly financial information for each of these years have also been restated to give effect to the correction of these errors. A discussion of each of the corrections is as follows:

Accounting for derivative financial instruments:

The Company originally recorded convertible debentures issued in 2003 and 2004 as conventional debt instruments with no separate recognition given to the derivative values of certain embedded conversion features or free-standing warrants.

The consolidated financial statements for the years ended December 31, 2003 and 2004 and each of the interim periods from March 31, 2005 through September 30, 2005 have been corrected and restated to recognize all features of the derivative financial instruments including the host instruments, the embedded conversion features and the free-standing warrants in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

Host instrument:

The proceeds from each financing arrangement were allocated to the various elements of the financing resulting in discounts to the face values of the debt instruments. These discounts were then amortized over the debt terms (in all instances three-years) using the effective interest method.

Free-standing warrants:

Proceeds from the financing were allocated to the fair value of the warrants issued using the Black-Scholes-Merton model. These instruments will be carried as current liabilities, and their carrying values adjusted to fair value at the end of each reporting period.

Embedded conversion features:

Each hybrid instrument was analyzed in accordance with the guidance in SFAS 133 for features that possessed the characteristics of derivative instruments. Those instruments whose economic characteristics and risks of the embedded derivative instrument were not “clearly and closely related” to the host instrument were bifurcated and treated as derivatives under the guidance of SFAS 133 and recorded at fair value with adjustments to fair value at the end of each reporting period.

Other derivative instruments:

Other warrants and convertible debt were outstanding that were indexed to our common stock and were previously classified as equity. We considered the application of EITF 00-19 to these instruments and determined that they were derivatives because, although we had sufficient authorized/unissued common stock to settle all equity instruments on the date the first EITF 00-19 applicable instrument was issued, features of that financing arrangement rendered the number of shares necessary to settle the instrument indeterminate. As a result, physical settlement of the other derivatives was not within our control. Accordingly, the fair value of the other derivatives has been reclassified from equity to liabilities and we will continue to carry those derivatives as current liabilities and at fair value until our control of share settlement is reacquired.

Accounting for stock options:

The Company originally recorded stock options granted to employees as a fixed plan under the intrinsic value method provisions of APB No. 25. While the intrinsic value method under APB 25 is appropriate, the fixed plan accounting was inappropriate in our circumstances because our plan allowed for cashless exercises. With a cashless exercise feature, the number of shares to be issued is indeterminable as it is dependent on the stock price on the exercise date. As a result, we have a variable stock option plan and are required to record estimates of compensation expense (benefit) based on the fair value of the stock at the end of each reporting period.

The Company’s financial statements for the years ended December 31, 2003 and 2004 have been restated to reflect non-cash charges of $13,532,700 and $356,590, respectively, for additional compensation expense resulting from the correction in the accounting for the Company’s stock option plans. In addition, the interim consolidated financial information for each of the periods from March 31, 2002 through September 30, 2005 have also been restated to give effect to the correction of this error.

The Company originally recorded stock option grants to non-employees without valuing the options and recording that value as an expense. The grants were to consultants and should have been recorded in accordance with SFAS 123. SFAS 123 requires all non-employee stock option grants to have a fair value calculation prepared on the grant date. The value of the non-employee stock option grant should then be recorded in the appropriate expense item. The Company will use the Black-Scholes option pricing model to estimate the fair value of stock option grants to non-employees.

The Company’s financial statements for the years ended December 31, 2003, 2004, and 2005 have been restated to reflect charges of $238,398, $219,829, and $27,471, respectively, for additional consulting expense resulting from the correction in the accounting for stock options issued to non-employees. The financial statements for the interim periods from March 31, 2003 through September 30, 2005 have been restated to give effect to this correction of an error.

Accounting for purchase acquisition transactions:

The Company has corrected the accounting used for acquisitions so as to be in compliance with generally accepted accounting principles. We have adjusted the purchase prices of each of our business acquisitions by correcting the value of our shares issued to their fair value at the date of the acquisitions. We also re-assessed the value of intangible assets acquired and the recording of deferred income taxes. An acquisition previously reported in September 2005 was reassessed and will be accounted for as a January 2006 acquisition when the transaction was completed. We have determined that there are other identifiable intangible assets that have an associated value. As such, we have adjusted the allocation of the purchase price and the recording of net assets for each of our acquisitions. The valuation of these identifiable intangibles was determined by a third-party valuation expert. The amortization period has been determined by management based on our estimates of the useful lives of the identified intangibles.

The Company’s financial statements for the years ended December 31, 2003 and 2004 and each of the interim periods from March 31, 2005 through September 30, 2005 have been restated to reflect net intangible assets and amortization expense on those intangibles.

The Company originally recorded the acquisition of Denver Pain Management as a purchase combination on April 29, 2004. On August 27, 2004 an addendum to the management agreement modified the term of the agreement to a period of nine years. This modification required the acquisition to be treated as an intangible asset subject to quarterly amortization charges and annual impairment testing. At the end of 2004, this was not reflected as an intangible asset on the balance sheet. The consideration paid and assets acquired totaled $1,717,560. As a result, we recorded this amount as an intangible asset in 2004. During the years ending 2004 and 2005 the amount of amortization recorded is $160,540 and $516,584 respectively. There was no impairment charge recorded in either period.

The Company originally recorded the acquisition consideration paid into escrow for the Center for Pain Management ASC into a separate account in the financials at September 26, 2005. This item was reflected on the balance sheet ending September 30, 2005 as acquisition consideration paid in escrow. This transaction should not have been recorded as such because the escrow agreement allowed for either party to walk away from the agreement before consummation. As a result, the cash and stock consideration placed into the escrow account were reversed. Cash increased by $3,750,000, common stock decreased by $3,750,000, and promissory notes decreased by $7,500,000. There are no income statement effects regarding this transaction.

The Company’s restated financial statements all reflect the changes as described above for the derivative instruments, accounting for stock options, and accounting for purchase acquisitions. These changes all required an adjustment to the prior period tax provisions. The change in the provision for the years ended December 31, 2003, 2004 and 2005 reflect an income tax expense (benefit) of $4,344,658, ($1,324,588), and ($2,011,858), respectively for the additional (reduced) tax provision computation.

The following tables present the effect on results of operations for each of the interim periods during 2005, 2004 and 2003 resulting from the corrections described above:

	2005
	March 31,	June 30,	September 30,
Net income, as previously reported	$2,273,178	$3,364,190	$3,473,897
General and administrative expenses	(22,452)	(5,019)	—
Fair value adjustments for derivative instruments	(18,238,898)	4,992,151	3,143,397
Amortization of debt discount	(470,841)	(741,460)	(229,811)
Compensation charge (benefit) from variable option accounting	(18,138,790)	6,161,631	5,241,297
Amortization of intangibles	(95,894)	(194,662)	(248,053)
Provision for income taxes	6,930,065	(2,466,003)	(2,011,858)

Net income (loss), restated	$(27,763,632)	$11,110,828	$9,368,869

Basic earnings per common share:
As previously reported	$0.05	$0.07	$0.06
As restated	$(0.63)	$0.22	$0.18

Diluted earnings per common share:
As previously reported	$0.04	$0.05	$0.05
As restated	$(0.63)	$0.18	$0.14

	2004
	March 31,	June 30,	September 30,	December 31,	Year to Date
Net income, as previously reported	$966,335	$1,757,611	$1,541,879	$1,464,328	$5,730,153
General and administrative expenses	(28,220)	(87,468)	(50,288)	(97,626)	(263,602)
Fair value adjustments for derivative instruments	1,439,619	(2,885,673)	6,286,632	(8,096,950)	(3,256,372)
Amortization of debt discount	(225,217)	55,997	(943,557)	(642,820)	(1,755,597)
Compensation charge (benefit) from variable option accounting	2,243,025	(3,757,355)	8,245,813	(7,088,073)	(356,590)
Amortization of intangibles	(28,638)	(32,217)	(128,262)	(85,769)	(274,886)
Provision for income taxes	(925,378)	1,131,393	(3,042,565)	1,511,962	(1,324,588)

Net income (loss), restated	$3,441,526	$(3,817,712)	$11,909,652	$(13,034,948)	$(1,501,482)

Basic earnings per common share:
As previously reported	$0.04	$0.06	$0.05	$0.04	$0.14
As restated	$0.13	$(0.13)	$0.38	$(0.32)	$(0.05)

Diluted earnings per common share:
As previously reported	$0.03	$0.04	$0.04	$0.03	$0.11
As restated	$0.11	$(0.13)	$0.31	$(0.32)	$(0.05)

	2003
	March 31,	June 30,	September 30,	December 31,	Year to Date
Net income, as previously reported	$323,289	$563,000	$360,605	$(33,988)	$1,212,906
General and administrative expenses	—	(123,422)	—	(114,976)	(238,398)
Fair value adjustments for derivative instruments	—	—	—	(3,173,763)	(3,173,763)
Compensation charge (benefit) from amortization of debt discount	—	—	—	(43,372)	(43,372)
Compensation charge (benefit) from variable option accounting	(4,204,050)	(4,468,700)	49,800	(4,909,750)	(13,532,700)
Amortization of intangibles	(9,248)	(10,740)	(15,172)	(17,014)	(52,174)

Provision for income taxes (benefit)	939,260	1,631,536	(252,704)	2,026,566	4,344,658

Net (loss) income, restated	$(2,950,749)	$(2,408,326)	$142,529	$(6,266,297)	$(11,482,843)

Basic earnings (loss) per common share:
As previously reported	$0.02	$0.03	$0.02	$(0.01)	$0.06
As restated	$(0.18)	$(0.12)	$0.01	$(0.26)	$(0.55)

Diluted earnings (loss) per common share:
As previously reported	$0.02	$0.02	$0.01	$0.00	$0.05
As restated	$(0.18)	$(0.12)	$0.00	$(0.26)	$(0.55)

The following table presents the balance sheet effects as of September 30, 2005 and December 31, 2004 for the corrections noted above:

	September 30, 2005		December 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets
Current assets:
Cash	$18,086,682	$21,836,682	$19,100,840	$19,100,840
Accounts receivable, net	22,909,586	22,909,586	14,077,643	14,077,643
Acquisition consideration paid in escrow	14,525,761	—	—	—
Deposits and prepaid expenses	3,455,423	3,455,423	1,117,317	1,117,317
Deferred tax assets	—	2,731,000	—	130,000

Total current assets	58,977,452	50,932,691	34,295,800	34,425,800
Property and equipment, net	10,935,321	10,694,733	7,119,065	7,119,065
Goodwill, net	85,069,645	96,957,956	55,237,910	61,817,801
Due from shareholder	2,954,580	1,565,850	1,794,957	406,227
Deferred tax asset	(715,752)	1,766,247	(1,500,200)	2,536,923
Other assets	6,522,189	9,265,505	4,628,770	6,623,360

Total assets	$163,743,435	$171,182,982	$101,576,302	$112,929,176

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,316,636	$2,314,187	$693,682	$752,045
Compensation expense	—	21,496,153	—	14,760,290
Derivative liabilities	—	16,000,302	—	13,364,535
Acquisition consideration payable	916,667	916,667	17,900,833	17,900,833
Income tax payable	3,851,709	4,242,929	2,199,100	3,939,972
Current portion of notes payable	9,812,713	2,786,952	765,177	765,177
Current portion of capital lease obligations	1,437,600	1,437,600	930,117	930,117
Current portion of convertible debentures	—	—	3,885,000	2,935,480

Total current liabilities	18,335,325	49,194,790	26,373,909	55,348,449
Notes payable, net of current portion	28,750,000	28,750,000	295,583	295,583
Convertible debentures, net of current portion	10,456,000	9,354,548	17,186,000	13,163,014
Capital lease obligations, net of current portion	2,562,850	2,562,850	2,190,627	2,190,627

Total liabilities	60,104,175	89,862,188	46,046,119	70,997,673

Minority interests	1,732,729	1,732,729	—	—
Stockholders’ Equity:
Common stock, par value $0.0001 per share:
Authorized 200,000,000 shares; issued and outstanding 55,823,026 and 41,512,833 shares	5,514	5,412	4,151	4,151
Preferred stock, par value $0.0001 per share:
Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—	—	—
Additional paid in capital	85,243,879	100,463,972	47,995,110	55,539,687
Retained earnings (accumulated deficit)	16,610,811	(20,927,646)	7,499,546	(13,643,711)
Cumulative translation adjustments	46,327	46,327	31,376	31,376

Total stockholders’ equity	101,906,531	79,588,065	55,530,183	41,931,503

Total liabilities and stockholders’ equity	$163,743,435	$171,182,982	$101,576,302	$112,929,176

The following table presents the balance sheet effects as of March 31, 2005, June 30, 2005 and September 30, 2005 for the corrections noted above:

	March 31, 2005		June 30, 2005		September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets
Current assets:
Cash	$10,272,446	$10,272,446	$12,231,091	$12,231,091	$18,086,682	$21,836,682
Accounts receivable, net	14,301,134	14,301,134	19,575,037	19,575,037	22,909,586	22,909,586
Due from shareholder	2,192,800	804,069	2,290,158	901,428	2,954,580	1,565,850
Acquisition consideration paid in escrow	—	—	—	—	14,525,761	—
Deposits and prepaid expenses	1,976,633	1,976,633	2,286,010	2,286,010	3,455,423	3,455,423
Deferred tax asset	—	7,135,000	—	4,755,000	—	2,731,000

Total current assets	28,743,013	34,489,282	36,382,296	39,748,566	61,932,032	52,498,541
Property and equipment, net	7,190,906	7,190,906	9,614,623	9,614,623	10,935,321	10,694,733
Goodwill, net	55,675,019	66,141,495	72,745,918	84,228,000	85,069,645	96,957,956
Other assets	5,025,377	7,705,599	5,717,021	8,524,248	6,522,189	9,265,504
Deferred tax asset	—	2,354,923	—	2,057,685	—	1,766,247

Total assets	$96,634,315	$117,882,208	$124,459,858	$144,173,122	$164,459,187	$171,182,982

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$849,584	$930,239	$1,444,715	$1,525,369	$2,247,741	$2,314,187
Accrued compensation expense	—	32,899,080	—	26,737,450	—	21,496,153
Derivative liabilities	—	27,993,686	—	19,143,699	—	16,000,302
Acquisition consideration payable	583,333	583,333	2,154,300	2,154,300	916,667	916,667
Income tax payable	503,004	2,475,978	1,922,359	4,394,981	3,851,709	4,242,929
Interest payable	104,063	—	65,350	—	68,895	—
Current portion of notes payable	658,603	658,603	—	—	9,812,713	2,786,952
Current portion of capital lease obligations	609,443	609,443	1,313,699	1,313,699	1,437,600	1,437,600
Current portion of convertible debentures	2,382,334	2,382,334	—	—	—	—

Total current liabilities	5,690,364	68,532,696	6,900,423	55,269,498	18,335,325	49,194,790
Notes payable, net of current portion	139,035	139,035	13,641,642	13,641,642	28,750,000	28,750,000
Convertible debentures, net of current portion	13,023,266	10,807,187	10,456,000	9,106,972	10,456,000	9,354,548
Capital lease obligations, net of current portion	2,313,341	2,313,341	2,331,563	2,331,563	2,562,850	2,562,850
Deferred tax liability	1,839,367	—	2,505,012	—	715,752	—

Total liabilities	23,005,372	81,792,259	35,834,640	80,349,675	60,819,927	89,862,188

Minority interests	—	—	—	963,127	1,732,729	1,732,729
Stockholders’ equity:
Common stock, par value $0.0001 per share;
Authorized 200,000,000 shares; issued and outstanding 55,823,026 and 41,512,833 shares	4,879	4,879	5,216	5,216	5,514	5,412
Preferred stock, par value $0.0001 per share;
Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—	—	—	—	—
Additional paid in capital	63,830,551	77,471,621	74,485,837	93,117,494	85,243,879	100,463,972
Retained earnings (accumulated deficit)	9,772,724	(41,407,342)	13,136,914	(30,296,514)	16,610,811	(20,927,646)
Cumulative translation adjustment	20,789	20,789	34,124	34,124	46,327	46,327

Total stockholders’ equity	73,628,943	36,089,947	87,662,091	62,860,320	101,906,531	79,588,065

Total liabilities and stockholders’ equity	$96,634,315	$117,882,208	$124,459,858	$144,173,122	$164,459,187	$171,182,982

The following table presents the balance sheet effects as of March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 for the corrections noted above:

	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets
Current assets:
Cash	$10,419,527	$10,419,527	$4,038,249	$4,038,249	$5,031,783	$5,031,783	$19,100,840	$19,100,840
Accounts receivable, net	6,762,493	6,762,493	11,942,589	11,942,589	13,328,623	13,328,623	14,077,643	14,077,643
Due from shareholder	383,090	383,090	28,021	28,021	1,545,097	200,140	1,794,957	—
Acquisition consideration paid in escrow	284,964	284,964	79,301	79,301	78,810	78,810	—	—
Deposits and prepaid expenses	599,638	599,638	780,093	780,093	635,506	635,506	1,117,317	1,117,317
Deferred tax asset	—	—	—	—	—	—	—	130,000

Total current assets	18,449,712	18,449,712	16,868,253	16,868,253	20,619,819	19,274,862	36,090,757	34,425,800

Property and equipment, net	4,734,001	4,734,001	6,433,246	6,433,246	6,702,977	6,702,977	7,119,065	7,119,065
Goodwill, net	24,059,078	28,984,604	37,898,540	43,542,191	36,475,796	42,230,992	55,237,910	61,817,801
Deferred tax asset	—	3,662,000	—	4,995,000	—	2,149,000	—	2,536,923
Due from shareholder	—	—	—	—	—	—	—	406,227
Other assets	4,437,083	5,477,125	4,841,698	6,150,175	4,532,904	7,143,979	4,628,770	6,623,360

Total assets	$51,679,874	$61,307,442	$66,041,737	$77,988,865	$68,331,496	$77,501,810	$103,076,502	$112,929,176

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$393,616	$454,617	$671,912	$732,913	$865,590	$926,591	$562,314	$752,045
Accrued compensation expense	—	12,160,675	—	15,918,030	—	7,672,218	—	14,760,290
Derivative liabilities	—	9,705,739	—	11,577,842	—	5,739,613	—	13,364,535
Acquisition consideration payable	—	—	—	—	—	—	17,900,833	17,900,833
Income tax payable	329,026	473,097	891,329	1,397,109	1,370,060	2,261,994	2,199,100	3,939,972
Interest payable	—	22,917	62,500	58,750	55,975	71,868	131,368	—
Current portion of notes payable	—	867,206	4,258,850	4,258,850	1,242,791	1,242,791	765,177	765,177
Current portion of capital lease obligations	867,206	607,294	611,426	611,426	935,691	935,691	930,117	930,117
Current portion of convertible debentures	607,294	—	2,490,000	2,490,000	3,260,000	3,260,000	3,885,000	2,935,480

Total current liabilities	2,197,142	24,291,545	8,986,017	37,044,920	7,730,107	22,110,766	26,373,909	55,348,449
Shareholder loans	—	—	—	—	70,758	70,758	—	—
Notes payable, net of current portion	51,280	51,280	471,225	471,225	183,925	183,925	295,583	295,583
Convertible debentures, net of current portion	20,000,000	14,716,997	17,373,600	12,562,543	18,180,160	13,238,987	17,186,000	13,163,014
Capital lease obligations, net of current portion	2,451,850	2,451,850	2,455,181	2,455,181	2,318,465	2,318,465	2,190,627	2,190,627
Deferred tax liability	874,608	1,412,455	1,188,711	1,686,716	1,541,300	1,884,077	1,500,200	—

Total liabilities	25,574,880	42,924,127	30,474,734	54,220,585	30,024,715	39,806,978	47,546,319	70,997,673

Stockholders’ equity:
Common stock, par value $0.0001 per share; Authorized 200,000,000 shares; issued and outstanding 55,823,026 and 41,512,833 shares	2,796	2,796	3,109	3,109	3,195	3,195	4,151	4,151
Preferred stock, par value $0.0001 per share; Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—	—	—	—	—	—	—
Additional paid in capital	23,370,697	27,085,449	31,081,243	36,294,273	32,256,259	38,288,292	47,995,110	55,539,687
Retained earnings (accumulated deficit)	2,735,728	(8,700,703)	4,493,339	(12,518,414)	6,035,218	(608,764)	7,499,546	(13,643,711)
Cumulative translation adjustment	(4,227)	(4,227)	(10,688)	(10,688)	12,109	12,109	31,376	31,376

Total stockholders’ equity	26,104,994	18,383,315	35,567,003	23,768,280	38,306,781	37,694,832	55,530,183	41,931,503

Total liabilities and stockholders’ equity	$51,679,874	$61,307,442	$66,041,737	$77,988,865	$68,331,496	$77,501,810	$103,076,502	$112,929,176

The following table presents cash flow effects for the nine months ended September 30, 2005 and the year-ended December 31, 2004 and 2003 for the corrections noted above:

	September 30, 2005		December 31, 2004		December 31, 2003
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net cash provided by (used in) operating activities	$4,025,460	$4,025,460	$3,422,811	$4,119,026	$(310,963)	$14,562
Net cash used in investing activities	$(32,001,202)	$(32,001,202)	$(16,154,668)	$(18,407,883)	$(7,357,171)	$(7,682,696)
Net cash provided by financing activities	$26,961,584	$26,961,584	$23,908,930	$25,465,930	$13,513,217	$13,513,217

(3)	Acquisitions

The Company operates fifteen practices in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow the Company to manage the practice. Emerging Issues Task Force Issue No. 97-2 (“EITF No. 97-2”) states that consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. All but one of the management services agreements between the Company and the physician satisfies all of the criteria of EITF No. 97-2. The Company includes revenue with respect to these practices in the consolidated financials in accordance with EITF No. 97-2.

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

Purchase price allocation of initial 51% acquisition in December 2000:

Consideration	$510,000
Contingent Consideration	686,132
Deferred taxes	32,890
Less:
Intangible Assets	82,227
Net assets of Rothbart	59,411

Goodwill	$1,105,522

Purchase price allocation of remaining 49% acquisition in March 2001:

Consideration (convertible debenture)	$490,000
Contingent Consideration	667,938
Deferred taxes	31,601
Less:
Intangible Assets	79,002

Goodwill	$1,110,537

On January 1, 2001, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company I, Inc. (PNAC I), and Advanced Orthopaedics of South Florida, Inc. (AOSF), a Florida corporation. The Merger Agreement provides for the merger of AOSF into PNAC I, a Florida corporation. In exchange for all of the capital stock of AOSF, the AOSF shareholders received 1,850,000 shares of common stock, $75,000 in cash and $1,200,000 in Convertible Debentures with an interest rate of 9% and a conversion feature at $2.00 per share. The principal and interest on the Convertible Debentures will be paid monthly over four years in equal installments. In addition, the former owner of AOSF earned $1,456,909 in additional consideration based on the future earnings of AOSF. The convertible debenture and additional consideration was paid in full in February 2004. The physician owner of AOSF received a ten-year employment agreement with an annual salary of $300,000 per year for the first four years, $500,000 for year five and $700,000 per year for the next five years, plus incentives based on AOSF earnings. AOSF is an orthopedic surgery, pain management and orthopedic rehabilitation center located in Lake Worth, Florida. The center is run by Merrill Reuter, M.D., a board certified orthopedic surgeon who specializes in minimally invasive spine surgery.

Advanced Orthopaedics of South Florida, Inc. was acquired on January 1, 2001 and was accounted for using the purchase method of accounting.

Purchase price allocation:

Consideration ($1,200,000 convertible debenture)	$1,200,000
Cash Consideration	75,000
Stock Consideration	1,850,000
Contingent Consideration	1,456,909
Deferred taxes	44,391
Less:
Intangible Assets	110,977
Net assets of AOSF	601,756

Goodwill	$3,913,567

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

On December 12, 2002, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company II, Inc. (PNAC II), and Pain and Rehabilitation Network, Inc. (PRNI), a Florida corporation. The Merger Agreement provides for the merger of PRNI into PNAC II, a Florida corporation. In exchange for all of the capital stock of PRNI, the PRNI shareholder received 1,000,000 shares of common stock and $1,000,000 in cash. As of March 24, 2006, the Company has paid a total of $666,666 in cash and issued 448,673 shares, representing additional payments earned during the two fiscal years following the closing. In addition, the former owner of PRNI may receive up to $666,667 in additional consideration based on the future earnings of PRNI. The physician owner of PRNI received a five-year employment agreement with an annual salary of $360,000 per year for the next five years, plus incentives based on PRNI earnings. PRNI is a pain management center located in Orange Park, Florida. The center is run by Andrea Trescot, M.D., a board certified pain management physician.

Pain and Rehabilitation Network, Inc. was acquired on December 12, 2002 and was accounted for using the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$1,000,000
Stock Consideration	800,000
Contingent Consideration	2,086,234
Deferred taxes	13,190
Less:
Intangible Assets	32,976
Net assets of PRNI	913,085

Goodwill	$2,953,363

On May 16, 2003, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company IV, Inc. (PNAC IV), and Medical Rehabilitation Specialists II, P.A. (MRS), a Florida corporation. The Merger Agreement provides for the merger of MRS into PNAC IV, a Florida corporation. In exchange for all of the capital stock of MRS, the MRS shareholder received 1,100,000 shares of common stock and $1,375,000 in cash. As of March 24, 2006, the Company has paid a total of $916,666 in cash and issued 258,370 shares, representing additional payments earned during the two fiscal years following the closing. In addition, the former owner of MRS may receive up to $916,667 in additional consideration based on the future earnings of MRS. The physician owner of MRS received a five-year employment agreement with an annual salary of $400,000 per year for the next five years, plus incentives based on MRS earnings. MRS is a pain management practice located in Tallahassee, Florida. The center is run by Kirk Mauro, M.D., a physiatrist.

Medical Rehabilitation Specialists II, P.A. was acquired on May 16, 2003 and utilized the purchase method of accounting. The Company has included financial results for MRS in 2003 financial statements from April 17, 2003.

Purchase price allocation:

Cash Consideration	$1,375,000
Stock Consideration	2,200,000
Contingent Consideration	1,816,463
Acquisition Costs	70,559
Deferred taxes	25,060
Less:
Cash	(4,600)
Accounts receivable	262,914
Property and equipment	2,043
Intangible assets	62,650
Plus:
Accounts payable and accrued liabilities	119,747

Goodwill	$5,283,822

On August 6, 2003, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company V, Inc. (PNAC V), and Industrial & Sport Rehabilitation, Ltd. d/b/a/ Associated Physicians Group (APG), an Illinois corporation. The Merger Agreement provides for the acquisition of the non-medical assets of APG by PNAC V, a Florida corporation. In exchange for the non-medical assets the APG shareholder received 1,375,000 shares of common stock and $1,375,000 in cash. As of March 24, 2006, the Company has paid a total of $916,666 in cash and issued 566,943 shares, representing additional payments earned during the two fiscal years following the closing. In addition, the former owner of APG may receive up to $916,667 in additional consideration if certain net earnings goals are achieved in the third fiscal year following the closing. APG is comprised of three rehabilitation centers located in the St. Louis-metro area. The centers are run by John Vick.

Industrial & Sport Rehabilitation, Ltd. d/b/a Associated Physicians Group was acquired on August 6, 2003 and utilized the purchase method of accounting. The Company has included APG financial results in its 2003 financial statements from April 25, 2003 in accordance EITF 97-2 as the result of the execution of a definitive management agreement on April 25, 2003.

Purchase price allocation:

Cash Consideration	$1,375,000
Stock Consideration	3,520,000
Contingent Consideration	2,815,491
Acquisition Costs	646,866
Deferred taxes	61,928
Less:
Cash	12,591
Accounts receivable	624,163
Property and equipment	135,661
Deposits and prepaid expenses	5,499
Intangible Assets	154,821
Plus:
Accounts payable and accrued liabilities	25,868
Note payable	333,099

Goodwill	$7,845,517

On December 23, 2003, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company VI, Inc. (PNAC VI), and Spine and Pain Center, P.C. (SPC), a North Dakota corporation. The Merger Agreement provides for the acquisition of the non-medical assets of SPC by PNAC VI, a Florida corporation. In exchange for the non-medical assets the SPC shareholder received 277,778 shares of common stock and $625,000 in cash. As of March 24, 2006, the Company has paid a total of $416,667 in cash and issued 141,195 shares, representing additional payments earned during the two fiscal years following the closing. In addition, the former owner of SPC may receive up to $416,667 in additional consideration if certain net earnings goals are achieved in the third fiscal year following the closing. SPC is a pain management practice located in Bismarck, North Dakota. The center is run by Michael Martire, M.D., a board certified pain management physician.

Spine and Pain Center, P.C. was acquired on December 23, 2003 and utilized the purchase method of accounting. The Company has only included December 31, 2003 balance sheet results for SPC in its 2003 financial statements.

Purchase price allocation:

Cash Consideration	$625,000
Stock Consideration	747,222
Contingent Consideration	863,213
Acquisition Costs	137,709
Deferred taxes	19,113
Less:
Cash	3,784
Accounts receivable	152,029
Property and equipment	8,564
Intangible Assets	47,783
Plus:
Accounts payable and accrued liabilities	89,832

Goodwill	$2,269,929

On December 30, 2003, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company VII, Inc. (PNAC VII), and Health Care Center of Tampa, Inc. (HCCT), a Florida corporation. The Merger Agreement provides for the merger of HCCT into PNAC VII, a Florida corporation. In exchange for all of the capital stock of HCCT, the HCCT shareholder received 809,315 shares of common stock and $1,937,500 in cash. As of March 24, 2006, the Company has paid a total of $1,291,667 in cash and issued 226,608 shares, representing additional payments earned during the first two years following the closing. The stock portion of the second year payment has been earned but not issued as of March 24, 2006. In addition, the former owner of HCCT may receive up to $1,291,667 in additional consideration based on the future earnings of HCCT. The physician owner of HCCT received a five-year employment agreement with an annual salary of $400,000 per year for the next five years, plus incentives based on HCCT earnings. HCCT is a pain management practice located in Lakeland, Florida. The center is run by Saqib Bashir Khan, M.D., a board certified pain management physician.

Health Care Center of Tampa, Inc. was acquired on December 30, 2003 and utilized the purchase method of accounting. The Company has only included December 31, 2003 balance sheet results for HCCT in its 2003 financial statements.

Purchase price allocation:

Cash Consideration	$1,937,500
Stock Consideration	2,832,602
Contingent Consideration	2,653,583
Acquisition Costs	206,753
Liabilities	16,746
Deferred taxes	38,730
Less:
Cash	24,370
Accounts receivable	432,088
Property and equipment	458,322
Note receivable	9,977
Intangible Assets	96,826

Goodwill	$6,664,331

On December 31, 2003, the Company closed an asset purchase pursuant to an Asset Purchase Agreement with PainCare Holdings, Inc. (PCH), and Bone and Joint Surgical Clinic (BJSC), a Louisiana corporation. The Asset Purchase Agreement provides for the acquisition of the assets of BJSC by PCH, a Florida corporation. In exchange for the assets the BJSC shareholder received 565,048 shares of common stock and $1,250,000 in cash. As of March 24, 2006, the Company has paid a total of $593,333 in cash and issued 190,316 shares, representing additional payments earned during the two fiscal years following the closing. In addition, the former owner of BJSC may receive up to $1,313,334 in additional consideration if certain net earnings goals are achieved in the third and fourth fiscal years following the closing. BJSC is an orthopedic practice located in Houma, Louisiana. The center is run by Christopher Cenac, M.D., an orthopedic surgeon.

Bone and Joint Surgical Clinic was acquired on December 31, 2003 and utilized the purchase method of accounting. The Company has only included December 31, 2003 balance sheet results for BJSC in its 2003 financial statements.

Purchase price allocation:

Cash Consideration	$1,250,000
Stock Consideration	1,808,154
Contingent Consideration	1,214,105
Acquisition Costs	62,137
Less:
Cash	2,631
Accounts receivable	356,877
Property and equipment	5,485
Intangible Assets	139,272
Plus:
Note Payable	599,000

Goodwill	$4,429,131

On December 31, 2003, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company IX, Inc. (PNAC IX), and Kenneth M. Alo, M.D., P.A. (ALO), a Texas corporation. The Merger Agreement provides for the acquisition of the non-medical assets of ALO by PNAC IX, a Florida corporation. In exchange for the non-medical assets the ALO shareholder received 777,778 shares of common stock and $1,750,000 in cash. As of March 24, 2006, the Company has paid a total of $1,166,667 in cash and issued 362,633 shares, representing additional payments earned during the two fiscal years following the closing. In addition, the former owner of ALO may receive up to $1,166,667 in additional consideration if certain net earnings goals are achieved in the third fiscal year following the closing. ALO is a pain management practice located in Houston, Texas. The center is run by Kenneth Alo, M.D., a board certified pain management physician.

Kenneth M. Alo, M.D., P.A. was acquired on December 31, 2003 and utilized the purchase method of accounting. The Company has only included December 31, 2003 balance sheet results for ALO in its 2003 financial statements.

Purchase price allocation:

Cash Consideration	$1,750,000
Stock Consideration	2,488,889
Contingent Consideration	2,376,016
Acquisition Costs	306,984
Deferred taxes	16,624
Less:
Cash	100
Accounts receivable	426,133
Property and equipment	13,963
Other assets	128
Intangible Assets	41,561
Plus:
Accounts payable and accrued liabilities	17,553
Note Payable	145,000

Goodwill	$6,619,181

On January 17, 2004, the Company purchased from Rehab Management Group, Inc., a South Carolina based corporation (“RMG”) all rights, title and interest that RMG owns or acquires and all management fees, revenues, compensation and payments of any kind with respect to three electro-diagnostic management agreements with the named physician’s practice:

Name of Physician’s Practices	Purchase Price
Associated Physicians Group, Ltd., a fully integrated treatment practice	$107,500 in cash and 48,643 shares of common stock, plus contingent payments of up to $215,000 in cash and common stock if certain earnings goals are met.

Statesville Pain Associates, P.C., a North Carolina professional corporation	$375,000 in cash and 169,683 shares of common stock, plus contingent payments of up to $750,000 in cash and common stock if certain earnings goals are met.

Space Coast Pain Institute, P.C., a Florida professional corporation	$275,000 in cash and 124,434 shares of common stock, plus contingent payments of up to $550,000 in cash and common stock if certain earnings goals are met.

On May 25, 2004, the Company acquired capital stock of Georgia Surgical Centers, Inc. (GSC), which operates three ambulatory surgery centers and acquired the non-medical assets of Georgia Pain Physicians, P.C. (GPP), a pain management physician practice all headquartered in Atlanta, Georgia. GSC was acquired pursuant to a merger agreement from Robert E. Windsor, M.D., the sole shareholder and the non-medical assets of GPP were acquired pursuant to an asset purchase agreement. The combined purchase price for GSC and the assets of GPP consisted of $1,125,000 in cash and 462,344 shares of common stock. As of March 24, 2006, the Company has paid a total of $375,000 in cash and issued 86,806 shares, representing additional payments earned during the first fiscal year following the closing. In addition, the former owner of GSC/GPP may receive up to $1,500,000 in additional consideration if certain net earnings goals are achieved in the second and third fiscal years following the closing. Both GSC and GPP are run by Robert Windsor, M.D., a board certified pain management physician.

GSC and GPP were acquired on May 25, 2004 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$1,125,000
Stock Consideration	1,282,197
Contingent Consideration	723,090
Acquisition Costs	256,197
Deferred taxes	12,040
Less:
Cash	46,494
Accounts receivable	438,539
Property and equipment	186,317
Deposits and prepaid expenses	1,300
Note receivable	7,869
Intangible Assets	30,099
Plus:
Accounts payable and accrued liabilities	182,702

Goodwill	$2,870,608

On June 3, 2004, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XI, Inc. (PNAC XI), and Dynamic Rehabilitation Centers, Inc. (Dynamic), a Michigan corporation. The Merger Agreement provides for the acquisition of the non-medical assets of Dynamic by PNAC XI, a Florida corporation. In exchange for the non-medical assets the shareholders of Dynamic received 927,414 shares of common stock and $2,250,000 in cash. As of March 24, 2006, the Company has paid a total of $750,000 in cash and issued 175,644 shares, representing additional payments earned during the first fiscal year following the closing. In addition, the former owners of Dynamic may receive up to $3,000,000 in additional consideration if certain net earnings goals are achieved in the second and third fiscal years following the closing. Dynamic is a spinal rehabilitation practice with four locations in Southeast Michigan.

Dynamic was acquired on June 3, 2004 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$2,350,000
Stock Consideration	2,685,885
Contingent Consideration	1,478,923
Acquisition Costs	292,574
Deferred taxes	58,868
Less:
Cash	50,380
Accounts receivable	573,366
Property and equipment	612,251
Deposits and prepaid expenses	53,060
Intangible Assets	147,169
Plus:
Accounts payable and accrued liabilities	130,600
Note payable, current	23,713
Note Payable, long term	125,273

Goodwill	$5,709,610

On June 7, 2004, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XIII, Inc. (PNAC XIII), and Rick Taylor, D.O., P.A. (Taylor), a Texas corporation. The Merger Agreement provides for the acquisition of the non-medical assets of Taylor by PNAC XIII, a Florida corporation. In exchange for the non-medical assets the shareholder of Taylor received 761,545 shares of common stock and $1,875,000 in cash. As of March 24, 2006, the Company has paid a total of $625,000 in cash and issued 148,104 shares, representing additional payments earned during the first fiscal year following the closing. In addition, the former owner of Taylor may receive up to $2,500,000 in additional consideration if certain net earnings goals are achieved in the second and third fiscal years following the closing. Taylor is a pain management physician practice with three locations in Texas.

Taylor was acquired on June 7, 2004 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$1,875,000
Stock Consideration	2,240,542
Contingent Consideration	1,217,417
Acquisition Costs	289,588
Deferred taxes	49,353
Less:
Cash	1,000
Accounts receivable	249,556
Property and equipment	24,583
Intangible Assets	123,383
Plus:
Accounts payable and accrued liabilities	6,289
Note payable	160,623

Goodwill	$5,440,290

Effective July 1, 2004, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XIV, Inc. (PNAC XIV), and Ben Zolper, M.D., L.L.C. (Zolper), a Maine corporation. The Merger Agreement provides for the merger of Zolper into PNAC XIV, a Florida corporation. In exchange for all of the capital stock of Zolper, the Zolper shareholder received 316,444 shares of common stock and $875,000 in cash. As of March 24, 2006, the Company has paid a total of $291,667 in cash and issued 69,115 shares, representing additional payments earned during the first fiscal year following the closing. In addition, the former owner of Zolper may receive up to $1,166,667 in additional consideration if certain net earnings goals are achieved in the second and third fiscal years following the closing. The physician owner of Zolper received a five-year employment agreement with an annual salary of $200,000 per year for the next five years, plus incentives based on Zolper earnings. Zolper is a pain management practice located in Bangor, Maine. The center is run by Benjamin Zolper, M.D., a board certified pain management physician.

Zolper was acquired on July 1, 2004 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$875,000
Stock Consideration	1,060,088
Contingent Consideration	581,951
Acquisition Costs	202,728
Deferred taxes	34,361
Less:
Cash	72,696
Accounts receivable	346,501
Property and equipment	181,556
Intangible Assets	85,904
Plus:
Accounts payable and accrued liabilities	33,975
Note payable, current	77,165

Goodwill	$2,178,611

On December 1, 2004, the Company closed an asset purchase pursuant to an Asset Purchase Agreement with The Center for Pain Management (CPM), a Maryland corporation. The Asset Purchase Agreement provides for the acquisition of the assets of CPM by PCH, a Florida corporation. In exchange for the assets the CPM shareholders received 3,687,500 shares of common stock and $6,375,000 in cash. As of March 24, 2006, the Company has paid a total of $2,291,667 in cash and issued 626,139 shares, representing additional payments earned during the first fiscal year following the closing. In addition, the former owners of CPM may receive up to $9,166,667 in additional consideration if certain net earnings goals are achieved in the second and third fiscal years following the closing. CPM is a pain management practice with four locations in Maryland.

CPM was acquired on December 1, 2004 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$6,375,000
Stock Consideration	11,062,500
Contingent Consideration	4,583,334
Acquisition Costs	856,859
Less:
Cash	—
Accounts receivable	1,200,000
Property and equipment	500,000
Intangible Assets	160,721
Plus:
Accounts payable and accrued liabilities	277,837

Goodwill	$21,294,809

On April 13, 2005, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XVII, Inc. (PNAC XVII), and Colorado Pain Specialists, P.C. (CPS). The Merger Agreement provides for the acquisition of the non-medical assets of CPS by PNAC XVII, a Florida corporation. In exchange for the non-medical assets the shareholders of CPS received 653,698 shares of common stock of the Company priced at $3.25 per share and $2,125,000 in cash. In addition, the former owners of CPS may receive up to $4,250,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. CPS is a pain management physician practice located in Denver, Colorado.

CPS was acquired on April 13, 2005 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$2,125,000
Stock Consideration	3,327,805
Contingent Consideration	—
Acquisition Costs	623,861
Deferred taxes	45,238
Less:
Cash	27,311
Accounts receivable	322,467
Property and equipment	207,495
Prepaid and deposits	7,555
Intangible Assets	113,094
Plus:
Accounts payable and accrued liabilities	32,748
Note payable	180,764

Goodwill	$5,657,494

On May 12, 2005, the Company closed a securities purchase pursuant to a Securities Purchase Agreement with its wholly-owned subsidiary, PainCare Surgery Centers I, Inc. (PCSC I), and the partners of PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center (LWSC). Dr. Merrill Reuter, Chairman of the Board of Directors, was a minority owner of this surgery center prior to the Company’s majority interest purchase and remains a minority owner following the Company’s majority interest purchase. The Securities Purchase Agreement provides for the purchase of 67.5% ownership of LWSC by PCSC I, a Florida corporation. In exchange for the majority interest purchase the partners of LWSC received 324,520 shares of common stock and $6,930,940 in cash. LWSC is a fully accredited ambulatory surgery center located in Lake Worth, Florida.

Majority interest in LWSC was purchased on May 12, 2005 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$6,685,388
Stock Consideration	1,531,734
Net Working Capital Adjustment	245,552
Acquisition Costs	286,507
Less:
Cash	100,401
Accounts receivable	2,090,919
Property and equipment	651,837
Prepaids and deposits	238,079
Intangible Assets	208,573
Plus:
Accounts payable and accrued liabilities	240,767
Lease payable	175,686
Minority interests	866,054

Goodwill	$6,741,879

On August 1, 2005, the Company closed a securities purchase pursuant to a Securities Purchase Agreement with its wholly-owned subsidiary, PainCare Surgery Centers II, Inc. (PCSC II), and the partners of PSHS Beta Partners, Ltd. d/b/a Gables Surgical Center (GSC). The Securities Purchase Agreement provides for the purchase of 73% ownership of GSC by PCSC II, a Florida corporation. In exchange for the majority interest purchase the partners of GSC received 868,624 shares of common stock and $3,282,304 in cash. In addition, the former partners of GSC will receive the remaining balance of the purchase price in the form of promissory notes for $1,536,952 plus interest, due in August 2006. GSC is a fully accredited ambulatory surgery center located in Miami, Florida.

Majority interest in GSC was purchased on August 1, 2005 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$3,282,304
Promissory Notes	1,536,952
Stock Consideration	3,539,740
Net Working Capital Adjustment	440,259
Acquisition Costs	287,901
Less:
Cash	104,903
Accounts receivable	2,195,484
Property and equipment	370,388
Inventory	139,375
Prepaid and deposits	30,209
Intangible Assets	224,550
Deferred taxes	96,235
Plus:
Accounts payable and accrued liabilities	227,822
Lease payable	182,598
Minority interests	721,043

Goodwill	$7,057,475

On August 9, 2005, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XVIII, Inc. (PNAC XVIII), and Piedmont Center for Spinal Disorders, P.C. (PCSD). The Merger Agreement provides for the acquisition of the non-medical assets of PCSD by PNAC XVIII, a Florida corporation. In exchange for the non-medical assets the shareholder of PCSD received 263,400 shares of common stock and $1,000,000 in cash. In addition, the former owner of PCSD may receive up to $2,000,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. PCSD is an orthopedic spine surgery physician practice located in Danville, Virginia.

PCSD was acquired on August 9, 2005 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$1,000,000
Stock Consideration	1,122,086
Acquisition Costs	203,176
Deferred taxes	11,438
Less:
Cash	200
Accounts receivable	185,055
Property and equipment	132,030
Intangible Assets	28,596
Plus:
Capital lease obligation	43,020

Goodwill	$2,033,839

On October 3, 2005, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XXIII, Inc. (PNAC XXIII), and Floyd O. Ring, Jr., M.D., P.C. (RING). The Merger Agreement provides for the acquisition of the non-medical assets of RING by PNAC XXIII, a Florida corporation. In exchange for the non-medical assets the shareholder of RING received 349,162 shares of common stock and $1,250,000 in cash. In addition, the former owner of RING may receive up to $2,500,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. RING is a pain management physician practice located in Denver, Colorado.

RING was acquired on October 3, 2005 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$1,250,000
Stock Consideration	1,309,358
Acquisition Costs	175,682
Deferred taxes	41,671
Less:
Cash	10,000
Accounts receivable	127,517
Property and equipment	400
Intangible assets	104,177

Goodwill	$2,534,617

On October 14, 2005, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XXI, Inc. (PNAC XXI), and Christopher J. Centeno, M.D., P.C. and Therapeutic Management, Inc., collectively doing business as The Centeno Clinic (CENTENO). The Merger Agreement provides for the acquisition of the non-medical assets of CENTENO by PNAC XXI, a Florida corporation. In exchange for the non-medical assets the shareholder of CENTENO received 1,132,931 shares of common stock and $3,750,000 in cash. In addition, the former owner of CENTENO may receive up to $7,500,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. CENTENO is a pain management physician practice located in Denver, Colorado.

CENTENO was acquired on October 14, 2005 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$3,750,000
Stock Consideration	3,795,317
Acquisition Costs	442,276
Less:
Cash	1,898
Property and equipment	200,000
Prepaids and deposits	2,000
Intangible Assets	87,397
Plus:
Note payable	76,000

Goodwill	$7,772,298

During fiscal year 2005, the Company closed six acquisitions with physician practices and ambulatory surgery centers. The combined goodwill amount resulting from these six transactions is $31,797,602.

Following are the summarized unaudited pro forma results of operations for the years ended December 31, 2005 and 2004 (as restated), assuming all of the acquisitions had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed.

Pro Forma Consolidated Statement of Operations

Year Ended December 31, 2005

(Unaudited)

	PainCare Historical	CPS (4)	LWSC (5)	GSC (6)	PCSD (7)	RING (8)	CENTENO (9)	Pro Forma Adjustment		Pro Forma
Revenues	$68,663,797	$722,974	$1,828,266	$2,724,346	$817,534	$773,146	$2,169,806	$—		$77,699,869
Cost of revenues	12,470,369	326,637	301,437	307,342	168,640	180,000	87,514	(621,570	)(1)	13,220,369

Gross profit	56,193,428	396,337	1,526,829	2,417,004	648,894	593,146	2,082,292	621,570		64,479,500
Operating expenses:
General and administrative	38,084,609	398,396	687,917	752,747	333,018	179,218	1,982,720	(1,479,581	)(2)	40,939,044
Compensation expense	2,382,259	—	—	—	—	—	—	—		2,382,259
Depreciation and amortization expense	3,145,754	—	—	84,212	2,284	—	—	—		3,232,250

Operating income (loss)	12,580,806	(2,059)	838,912	1,580,045	313,592	413,928	99,572	2,101,151		17,925,947
Interest expense	(5,795,915)	(2,040)	(1,089)	(15,092)	(4,529)	—	(11,005)	—		(5,829,670)
Derivative expense	(7,055,502)									(7,055,502)
Other income	444,549	—	38,099	2,938	—	2,748	—	—		488,334

Income (loss) before taxes	173,938	(4,099)	875,922	1,567,891	309,063	416,676	88,567	2,101,151		5,529,109
Provision for income taxes	4,925,679	—	—	—	—	—	—	1,138,907	(3)	6,064,586

Income (loss) before minority interests’ share	(4,751,741)	(4,099)	875,922	1,567,890	309,063	416,676	88,567	962,244		(535,477)
Minority interests’ share	(587,637)	—	(284,675)	(423,330)	—	—	—	—		(1,295,642)

Net income (loss)	$(5,339,378)	$(4,099)	$591,247	$1,144,561	$309,063	$416,676	$88,567	$962,244		$(1,831,119)

Basic loss per common share										$(0.03)

Basic weighted average common shares outstanding										53,360,077

Diluted loss per common share										$(0.03)

Diluted weighted average common shares outstanding										53,360,077

Footnotes to Unaudited Pro Forma Financial Statements:

1)	Adjustment for non-recurring cost of sales.
2)	Adjustment for non-recurring general and administrative expenses.
3)	Represents the provision for income taxes at an effective rate of 35%.
4)	Represents the results from the period beginning on January 1, 2005 and ending on March 31, 2005.
5)	Represents the results from the period beginning on January 1, 2005 and ending on April 30, 2005.
6)	Represents the results from the period beginning on January 1, 2005 and ending on July 31, 2005.
7)	Represents the results from the period beginning on January 1, 2005 and ending on July 31, 2005.
8)	Represents the results from the period beginning on January 1, 2005 and ending on September 30, 2005.
9)	Represents the results from the period beginning on January 1, 2005 and ending on September 30, 2005.

Pro Forma Consolidated Statement of Operations

Year Ended December 31, 2004

(Unaudited)

	PainCare Historical	DPM (3)	GPP/GSC(4)	DYNAMIC (5)	TAYLOR (6)	ZOLPER (7)	CPM (8)	ProForma Adjustments		Pro Forma
Revenues	$37,917,900	$897,909	$749,511	$2,271,031	$1,067,205	$671,563	$6,872,177	$—		$50,447,296
Cost of revenues	6,663,945	148,520	50,394	344,613	14,086	37,819	687,500			7,946,877

Gross profit	31,253,955	749,389	699,117	1,926,418	1,053,119	633,744	6,184,677	—		42,500,419
Operating expenses:
General and administrative	20,052,066	385,400	613,586	1,728,980	619,592	255,298	1,093,220	(907,686	)(1)	23,840,456
Compensation expense	356,590	—	—	—	—	—	—	—		356,590
Depreciation and amortization expense	1,386,713	—	23,400	36,735	22,707	—	16,500	—		1,486,055

Operating income	9,458,586	363,989	62,131	160,703	410,820	378,446	5,074,957	907,686		16,817,318
Interest expense	(3,463,677)	—	(1,724)	(4,044)	(5,419)	(4,049)	—	—		(3,478,913)
Derivative expense	(3,256,372)	—	—	—	—	—	—	—		(3,256,372)
Other income	170,569	—	25,247	—	1,161	73	79	—		197,128

Income before taxes	2,909,105	363,989	85,654	156,659	406,562	374,470	5,075,036	907,686		10,279,161
Provision for income taxes	4,410,587	—	—	—	—	—	—	2,272,494	(2)	6,683,081

Net income (loss)	$(1,501,482)	$363,989	$85,654	$156,659	$406,562	$374,470	$5,075,036	$(1,364,808)		$3,596,020

Basic earnings per common share										$0.10

Basic weighted average common shares outstanding										37,905,097

Diluted earnings per common share										$0.09

Diluted weighted average common shares outstanding										42,427,834

Footnotes to Unaudited Pro Forma Financial Statements:

1)	Adjustment for non-recurring general and administrative expenses.
2)	Represents the provision for income taxes at an effective rate of 35%.
3)	Represents the results from the period beginning on January 1, 2004 and ending on March 31, 2004.
4)	Represents the results from the period beginning on January 1, 2004 and ending on April 30, 2004.
5)	Represents the results from the period beginning on January 1, 2004 and ending on May 31, 2004.
6)	Represents the results from the period beginning on January 1, 2004 and ending on May 31, 2004.
7)	Represents the results from the period beginning on January 1, 2004 and ending on June 30, 2004.
8)	Represents the results from the period beginning on January 1, 2004 and ending on November 30, 2004.

(4)	Due from Shareholder

In 2004 the Company entered into a contract with Merill Reuter, M.D., chairman of the Company’s board of directors and an approximately 3.0% shareholder. Under the terms of the contract, which are similar to those entered into with other physicians, the Company is providing real estate development and construction oversight services to Dr. Reuter related to a planned medical facility that is intended to be owned by Dr. Reuter and leased to the Company and others. As of December 31, 2005 and 2004, $427,553 and $406,227, respectively, is due from Dr. Reuter under this contract.

(5)	Property and Equipment, net

Property and equipment, net at December 31, consisted of:

	2005	2004
Furniture, fixtures & equipment	$10,744,044	$4,054,017
Medical equipment	7,895,215	5,334,541

Total cost	18,639,259	9,388,558
Less accumulated depreciation	7,144,603	2,269,493

Property and equipment, net	$11,494,656	$7,119,065

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $1,616,316, $837,484 and $463,190, respectively.

(6)	Goodwill

In connection with our acquisitions through December 31, 2005, acquisition consideration paid exceeded fair value of the assets acquired (including estimated liabilities assumed as part of the transaction) by $111,468,292. The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill. At each balance sheet date, management assesses whether there has been any permanent impairment in the value of goodwill. The factors considered by management include trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. No impairment losses have been recognized in any of the periods presented. The additional goodwill for each consideration payment was as follows:

Company Name	Initial Consideration	Contingent Consideration Year 1	Contingent Consideration Year 2	Contingent Consideration Year 3	Total
Advanced Orthopaedics of S. Florida II, Inc.	$2,456,658	$350,000	$639,834	$467,075	$3,913,567
Rothbart Pain Management Clinic, Inc.	834,788	260,290	348,330	754,513	2,197,921
Pain and Rehabilitation Network, Inc.	690,478	1,133,333	872,152	257,400	2,953,363
Medical Rehabilitation Specialists II, Inc.	3,467,358	856,558	959,906	N/A	5,283,822
Associated Physicians Group	5,030,025	1,902,083	913,409	N/A	7,845,517
Spine and Pain Center	1,406,715	446,547	416,667	N/A	2,269,929
Health Care Center of Tampa, Inc.	4,010,749	1,361,915	1,291,667	N/A	6,664,331
Bone and Joint Surgical Clinic	3,215,025	777,439	436,667	N/A	4,429,131
Kenneth M. Alo, MD, PA	4,243,164	1,209,350	1,166,667	N/A	6,619,181
Georgia Pain Physicians & Surgical Centers, Inc.	2,147,518	723,090	N/A	N/A	2,870,608
Dynamic Rehabilitation Centers	4,230,687	1,478,923	N/A	N/A	5,709,610
Rick Taylor, DO, PA (Pain Care Clinics)	4,222,873	1,217,417	N/A	N/A	5,440,290
Benjamin Zolper, MD, Inc.	1,596,660	581,951	N/A	N/A	2,178,611
The Center for Pain Management	16,711,475	4,583,334	N/A	N/A	21,294,809
Colorado Pain Specialists	5,657,494	N/A	N/A	N/A	5,657,494
Lake Worth Surgical Center	6,741,879	N/A	N/A	N/A	6,741,879
Gables Surgical Center	7,057,475	N/A	N/A	N/A	7,057,475
Piedmont Center for Spinal Disorders	2,033,839	N/A	N/A	N/A	2,033,839
Floyd O. Ring, Jr., MD, PC	2,534,617	N/A	N/A	N/A	2,534,617
Christopher J. Centeno, MD & Therapeutic Mgmt	7,772,298	N/A	N/A	N/A	7,772,298

Total Goodwill					$111,468,292

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Balance, beginning of year	$61,817,801	$26,402,131
Goodwill acquired during year	31,797,602	25,295,437
Additional consideration paid for goodwill during the year	17,852,889	10,120,233

Balance, end of year	$111,468,292	$61,817,801

(7)	Other assets

The Company is a distributor for the sale of MedX equipment in North America under an agreement expiring on July 28, 2013. MedX equipment is used to provide orthopedic rehabilitation services in our owned, managed and limited managed physician practices. The agreement provides for the Company to repurchase MedXs’ right to 15% of the gross collections generated by the limited managed orthopedic rehabilitation practices. In addition, the Company receives a 25% commission on all MedX products purchased for resale. This contract right is being amortized over the contract term of ten years. An impairment charge of $47,102 was recorded during 2005.

On April 29, 2004, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company X, Inc. (PNAC X), and Denver Pain Management (DPM), a Colorado corporation. Effective August 27, 2004, DPM and PNAC X entered into an addendum to their agreement whereby the initial consideration to be paid to the shareholders was reduced from $3,750,000 to $700,000 of which $100,000 is payable in cash and the balance of $600,000, is payable with 200,000 shares of common stock priced at $3.00 per share. In addition, the former owners of DPM may receive up to $6,800,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. DPM is a pain management practice located in Denver, Colorado. The center is run by Robert Wright, M.D., a board certified pain management physician. This contract right is being amortized over the contract term of nine years.

The Company has costs associated with closing acquisitions. These costs are on the balance sheet an as asset until the acquisition is closed, when it is allocated to the acquisition costs or expensed when a potential acquisition is not closed.

The Company purchased from Rehab Management Group, Inc., a South Carolina based corporation (“RMG”), all rights, title and interest that RMG owns or acquires and all management fees, revenues, compensation and payments of any kind with respect to three electro-diagnostic management agreements with the named physician’s practice:

Name of Physician’s Practice	Purchase Price
Associated Physicians Group, Ltd. (“APG”), a fully integrated treatment practice	$107,500 in cash and 48,643 shares of common stock, plus contingent payments of up to $215,000 in cash and common stock if certain earnings goals are met.

Statesville Pain Associates, P.C. (“SPA”), a North Carolina professional corporation	$375,000 in cash and 169,683 shares of common stock, plus contingent payments of up to $750,000 in cash and common stock if certain earnings goals are met.

Space Coast Pain Institute, P.C. (“SCPI”), a Florida professional corporation	$275,000 in cash and 124,434 shares of common stock, plus contingent payments of up to $550,000 in cash and common stock if certain earnings goals are met.

These contract rights are being amortized over the contract term of twelve years.

The table below summarizes the other assets at December 31, 2005 and 2004:

	2005			2004
Asset	Cost	Amortization	Net Value	Cost	Amortization	Net Value
MedX Distribution right	$2,212,673	$581,831	$1,630,842	$2,212,673	$208,975	$2,003,698
Deferred acquisition costs	475,958	—	475,958	—	—	—
Contract Right – DPM	6,026,200	677,124	5,349,076	1,717,600	160,540	1,557,060
Contract Right – APG	486,023	34,452	451,571	291,667	14,667	277,000
Contract Right – SPA	1,433,132	118,657	1,314,475	1,006,000	50,400	955,600
Contract Right – SCPI	1,051,564	87,095	964,469	738,333	37,000	701,333
Physician practice and surgery center
acquisitions	2,161,757	513,326	1,648,431	1,395,370	266,701	1,128,669

Total	$13,847,307	$2,012,485	$11,834,822	$7,361,643	$738,283	$6,623,360

Amortization of intangible assets for the years ended December 31, 2005, 2004 and 2003 were $513,326, $266,701 and $119,047 respectively, and is included in amortization in the accompanying statement of operations.

Estimated amortization of intangible assets for each of the next five years is as follows:

Amortization of intangible assets
2006	$1,472,207
2007	1,470,287
2008	1,449,174
2009	1,448,781
2010	1,429,281

(8)	Acquisition Consideration Payable

The Company is obligated at December 31, 2005 to pay initial and contingent consideration on the following acquisitions:

Company Name	Stock Value	Cash Value	Total
Pain and Rehabilitation Network	$128,700	$128,700	$257,400
Center for Pain Management	2,291,667	2,291,666	4,583,333
Spine and Pain Center	208,333	208,334	416,667
Health Care Center of Tampa	645,833	—	645,833
Bone and Joint Surgical Clinic	218,333	218,334	436,667
Kenneth M. Alo, M.D., P.A.	583,333	583,334	1,166,667
Contract Right – APG	35,833	35,834	71,667
Contract Right – SPA	125,000	125,000	250,000
Contract Right - SCPI	91,667	91,666	183,333

Total			$8,011,567

The contingent consideration paid in stock represents the dollar value of the stock to be paid to the seller.

(9)	Long-Term Debt

Long-term debt consists of the following on December 31:

	2005	2004
Promissory note for Bone and Joint Surgical Clinic to financial institution, dated April 13, 2004. Variable interest rate currently at 7.25%. Originally due on January 20, 2006. Repaid in 2005.	—	364,715
Line of credit for Dr. Kenneth M. Alo to financial institution, dated October 17, 2003. Interest is 4% annually.	—	145,000
Promissory note for PainCare, Inc. to financial institution due in monthly payments of $791.49 bearing 6.07% interest. Originally due on June 24, 2007. Repaid in 2005.	—	25,117
Note payable for Dynamic Rehabilitation Centers, Inc. to financial institution with monthly payments of $2,535, including principal and interest at 8% through July, 2006. Repaid in 2005.	—	36,237
Note payable for Dynamic Rehabilitation Centers, Inc. to financial institution with monthly payments of $1,928, including principal and interest at 5.25% through January, 2009. Repaid in 2005.	—	77,583
Line of credit for Rothbart Pain Management Clinic, Inc. to financial institution due on demand. Interest rate is Prime plus 2%.	—	46,393
Note payable to vendor that is non-secured for Georgia Pain Physicians. Due on demand with 4% interest.	—	79,808
Note payable to bank for Rick Taylor, D.O., P.A. with monthly payments of $8,761, including principal and interest at 7.0% through July, 2007, due upon demand and secured by medical equipment.	—	247,737
Note payable at Associated Physicians Group secured by equipment. Due on demand with 4% interest.	—	38,170
Note payable to PSHS Partnership Ventures, Inc. (a)	1,305,284	—
Note payable to Gary J. Lustgarten Profit Sharing and Trust (b)	271,934	—
Note payable to HBK Investments L.P. (c)	28,367,363	—
Line of credit payable to Wells Fargo (d)	68,000	—

	30,012,581	1,060,760
Less current installments	3,883,012	765,177

	$26,129,569	$295,583

At December 31, 2005, the aggregate annual principal payments with respect to the obligations existing at that date as described above, are as follows:

Year ending December 31:
2006	$3,883,012
2007	4,568,000
2008	11,750,000
2009	11,500,000
Thereafter	—
Less unamortized discount	1,688,431

$30,012,581

(a)

Note payable to PSHS Beta Partners, Ltd. due on August 1, 2006 without a stated interest rate. Interest is imputed at 6.25% over the period. The face value is $1,351,458 with unamortized discount of $46,174. The total amount amortized to interest expense in 2005 was $33,324. The note is secured by the Company’s interest in PSHS Beta Partners, Ltd. The Company’s carrying amount of the partnership is $1,949,486.

(b)

Note payable to Gary J. Lustgarten Profit Sharing & Trust due on August 1, 2006 without a stated interest rate. Interest is imputed at 6.25% over the period. The face value is $281,554 with unamortized discount of $9,620. The total amount amortized to interest expense in 2005 was $6,942. The note is secured by the Company’s interest in PSHS Beta Partners, Ltd. The Company’s carrying amount of the partnership is $1,949,486.

(c)

Note payable to HBK Investments L.P. due on November 10, 2006. Interest is either LIBOR + 7.25% or prime + 4.5% at the discretion of the Company. Interest payments are due monthly with quarterly principal repayments beginning on April 1, 2006. Certain mandatory prepayments must be made upon the occurrence of any indebtedness other than indebtedness permitted by the agreement, including equipment leases and notes. The agreement requires compliance with various financial and non-financial covenants for the Company starting in the second quarter of 2005. The primary financial covenants pertain to, among other things, minimum EBITDA, minimum Free Cash Flow, Leverage ratio, and Market Capitalization. The Company for the year end 2005 is in violation of five sections of the agreement. The Company has financial restatements that violate the No Material Adverse Change clause. This also caused a violation of the complete disclosure clause. The disclosures over internal control report one or more material weaknesses. The restatement also caused a violation of meeting certain SEC laws regarding disclosure obligations. The Company failed to meet the EBITDA covenant for the quarter ended December 31, 2005. On May 1, 2006, a waiver between the Company and HBK was executed related to the events of default. The face value of the note is $30,000,000 with unamortized discount of $1,632,637. The total amount amortized to interest expense during 2005 was $366,500.

(d)

Line of credit payable to Wells Fargo for equipment at The Centeno Clinic due on January 25, 2007 with prime + 2% interest payable monthly. The unused portion of the credit line is $82,000. The line of credit is secured by property for use in the practice.

(10)	Convertible Debt

Convertible debentures consist of the following at December 31, 2005 and December 31, 2004:

	2005	2004
Face value none and $5,000,000 Secured Convertible Term Note, variable rate of prime plus 2% (7.5%), due in stated monthly payments of $70,000 to January 2005, $150,000 from February 2005 to January 2006, $181,667 from February 2006 to January 2007 and a final payment of $500,000 at maturity on February 24, 2007 (a, c, d, e)	$—	$3,478,365
Face value none and $5,000,000 Secured Convertible Term Note, variable rate of prime plus 2% (7.5%) due in stated monthly payments of $70,000 to February 2005, $150,000 from March 2005 to February 2006, $181,667 from March 2006 to February 2007 and a final payment of $500,000 at maturity on March 22, 2007 (a, c, d, e)	—	3,267,051
Face value none and $1,500,000 Secured Convertible Term Note, variable rate of prime plus 2% (7.5%), due in stated monthly payments of $25,000 to May 2005, $50,000 from June 2005 to May 2006 and $60,000 from June 2006 to May 2007; matures June 30, 2007 (a, c, d, e)	—	823,506
Face value $1,500,000 Convertible Debenture, 7.5%, interest due quarterly, maturing June 30, 2007 (b, c, d)	1,133,877	1,126,508
Face value $8,955,160 and $10,000,000 Convertible Debenture, 7.5%, interest due quarterly, maturing December 17, 2006 (b, c, d, e)	8,519,131	7,403,064
	9,653,008	16,098,494
Less current maturities	8,519,131	2,935,480

Convertible debentures	$1,133,877	$13,163,014

	Carrying Value	Original Terms
Scheduled maturities as of December 31, 2005, are as follows:
2006	$8,519,131	$14,935,007
2007	1,133,877	2,731,493

	$9,653,008	$17,666,500

(a) Laurus Financings: During 2004, the Company entered into a series of three separate financing agreements (the “Laurus Financings”) with Laurus Master Fund, Ltd. (“Laurus”) whereby the Company issued: (i) Secured Convertible Term Notes in the amounts of $5,000,000, $5,000,000 and $1,500,000, in February, March and June 2004, respectively; and (ii) warrants with seven-year terms to purchase 450,000 (at fixed exercise prices ranging from $4.24-$4.92), 550,000 (at fixed exercise prices ranging from $2.88-$4.18) and 165,000 (at fixed exercise prices ranging from $3.15-$3.76) shares of common stock, in February, March and June 2004, respectively. The Secured Convertible Term Notes are convertible into common stock at conversion rates of $3.39, $2.88 and $3.15, relative to the $5,000,000, $5,000,000 and $1,500,000 Secured Convertible Term Notes referred to above.

(b) Midsummer Financings: During 2003 and 2004, the Company entered into a series of two financing agreements (the “Midsummer Financings”) with Midsummer Investment, Ltd. (“Midsummer”) whereby the Company issued: (i) Convertible Debentures in the amounts of $10,000,000 and $1,500,000 in December 2003 and June 2004, respectively,(ii) warrants with four-year terms to purchase 1,263,316 shares of common stock (at fixed exercise prices ranging from $2.73-$2.85) and 165,000 shares of common stock (also at fixed exercise prices ranging from $2.73-$2.85), in December 2003 and June 2004, respectively. The Convertible Debentures are convertible into common stock at conversion rates of $2.61 and $3.15, relative to the $10,000,000 and $1,500,000 Convertible Debenture referred to above.

(c) The Laurus and Midsummer Financings included registration rights and certain other terms and conditions related to share settlement of the embedded conversion features and the warrants that the Company has determined are not within its control. In addition, certain features associated with the financings, such as anti-dilution protection afforded to Laurus and Midsummer financing agreements render the number of shares issuable under the Financings to be indeterminate. In these instances, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, requires allocation of the proceeds between the various instruments and the derivative elements carried at fair values. The following tabular presentation reflects the allocation of the proceeds on the financings dates:

Holder Financing Date	Laurus February 2004	Laurus March 2004	Laurus June 2004	Midsummer June 2004	Midsummer December 03
Allocation:
Warrants	$583,800	$718,651	$270,600	$196,763	$1,027,708
Conversion feature	781,711	961,806	271,905	201,905	1,405,000
Debt instrument	3,634,489	3,319,543	957,495	1,101,332	7,567,292

Total proceeds	$5,000,000	$5,000,000	$1,500,000	$1,500,000	$10,000,000

See Note 11 for additional information about the Company’s financial instruments.

The discount to the debt instruments resulting from the aforementioned allocation is being amortized through periodic charges to interest expense using the effective interest method. Effective interest rates used to amortize the Laurus Financing discounts amounted to 10.13%, 11.28%, and 12.92% for the February, March and June 2004 financings, respectively. Effective interest rates used to amortize the Midsummer Financing, discounts amounted to 10.94%, and 12.13% for the December 2003 and June 2004 financings, respectively.

The following tabular presentation reflects the amortization of the debt discounts included in interest for each instrument:

Holder Financing Date	Laurus February 2004	Laurus March 2004	Laurus June 2004	Midsummer June 2004	Midsummer December 2003	Total
Year ended December 31, 2005	$248,981	$244,380	$141,428	$105,660	$956,166	$1,696,615

Year ended December 31, 2004	$497,999	$477,142	$94,954	$56,289	$764,159	$1,890,543

(d) During October 2004, the Company sold common stock at values that activated certain anti-dilution protection reset adjustments to the conversion features of the Laurus and Midsummer financing arrangements. On the date of activation, the conversion prices for the February, March and June 2004 Laurus instruments adjusted to $3.12, $2.70 and $2.92, respectively. On the date of activation, the conversion prices for both Midsummer financings adjusted to $1.90. The Company accounted for the resets as modifications to the debt agreements that did not require extinguishment and, accordingly, recorded a charge to income in the amount of $413,123 representing the increase in the values of the embedded derivative financial instruments arising from the reset.

(e) During the years ended December 31, 2005 and 2004, Laurus converted face value of $10,520,000 and $374,000, respectively, of Secured Convertible Term Notes into 3,628,095 and 129,861 common shares, respectively. During the year ended December 31, 2004, Midsummer converted face value of $1,044,840 into 400,000 shares of common stock.

(11)	Derivatives

Fair Value of Financial Instruments

The fair values of debt instruments for disclosure purposes only are estimated based upon the present value of the estimated cash flows at credit risk adjusted interest rates, ranging from 9.22% to 10.09% for convertible instruments. As of December 31, 2005, estimated fair values and respective carrying values for debt instruments are as follows:

Debt Instrument	Fair Value	Carrying Value
$5,000,000 Face Value Convertible Secured Term Note	$—	$—
$5,000,000 Face Value Convertible Secured Term Note	$—	$—
$1,500,000 Face Value Convertible Secured Term Note	$—	$—
$1,500,000 Face Value Convertible Debenture	$1,554,718	$1,133,877
$8,955,160 Face Value Convertible Debenture	$9,530,899	$8,519,131
Other indebtedness	$39,171,909	$39,171,909

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash flow risks or market risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

The caption Derivative Liabilities consists of (i) the fair values associated with derivative features embedded in the Laurus Convertible Secured Term Notes and the Midsummer Convertible Debentures and (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements. In addition, this caption includes the fair values of other pre-existing derivative financial instruments that were reclassed from stockholders’ equity when net-share settlement was no longer within the Company’s control.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2005 and 2004:

Liabilities:	2005	2004
Embedded derivative instruments	$6,351,194	$7,239,523
Freestanding derivatives (warrants)	6,601,261	6,125,012

	$12,952,455	$13,364,535

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed:

Common shares indexed:	2005	2004
Embedded derivative instruments	5,502,716	9,198,875
Warrants	2,593,316	2,593,316

	8,096,032	11,792,191

The following tabular presentation reflects the income (expense) associated with adjustments recorded to reflect the aforementioned derivatives at fair value:

Income (expense):	2005	2004
Embedded derivative instruments	$(6,579,253)	$(2,547,803)
Warrants	(127,729)	(846,839)
Other warrants	(348,520)	138,270

	$(7,055,502)	$(3,256,372)

Fair value considerations for derivative financial instruments:

Freestanding financial instruments, consisting of warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of December 31, 2005 are as follows:

Holder Financing Date	Laurus February 2004	Laurus March 2004	Laurus June 2004	Midsummer June 2004	Midsummer December 03
Exercise prices	$4.24—$4.92	$3.60—$4.18	$3.60—$3.76	$1.90	$1.90
Term (years)	5.4	5.5	5.8	2.8	2.2
Volatility	42.69%	42.69%	42.69%	43.41%	41.17%
Risk-free rate	4.5%	4.5%	4.5%	4.5%	4.5%

Significant assumptions included in this model as of December 31, 2004 are as follows:

Holder Financing Date	Laurus February 2004	Laurus March 2004	Laurus June 2004	Midsummer June 2004	Midsummer December 03
Exercise prices	$4.24—$4.92	$3.60—$4.18	$3.60—$3.76	$1.90	$1.90
Term (years)	6.1	6.2	6.5	3.5	2.9
Volatility	42.69%	42.69%	42.69%	43.41%	41.17%
Risk-free rate	4.5%	4.5%	4.5%	4.5%	4.5%

Embedded derivative instruments consist of multiple individual features that were embedded in the convertible debt instruments, and compounded into one derivative financial instrument for financial reporting purposes. These financial instruments are valued using the Flexible Monte Carlo Simulation methodology because that model embodies certain other relevant assumptions (including, but not limited to, interest rate risk, credit risk, and Company-controlled redemption privileges) that are necessary to value these complex derivatives.

Significant assumptions included in this model as of December 31, 2005 and 2004 are as follows:

Holder Financing Date	Laurus February 2004	Laurus March 2004	Laurus June 2004	Midsummer June 2004	Midsummer December 03
Conversion prices	$3.12	$2.70	$2.92	$1.90	$1.90
Actual term	2.1	2.2	2.5	2.5—1.8	1.9—1.2
Equivalent term	.9	.7	.6	3	3
Equivalent volatility	42.00%	42.18%	42.32%	42.32%	43.72%
Equivalent interest rate	2.14%	1.92%	3.33%	3.33%	2.34%
Equivalent yield rate	11.39%	14.76%	23.11%	15.92%	11.62%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

(12)	Leases

The Company is currently leasing its MEDX equipment, EDX equipment and IAJP equipment under capital lease agreements and its offices and clinics under operating leases which expire at various dates. The capitalized asset cost and accumulated depreciation at December 31, 2005 and 2004 were:

	2005	2004
Capitalized cost	$4,519,086	$3,120,745
Accumulated depreciation	(398,832)	(278,379)

Net book value	$4,120,254	$2,842,366

These amounts are included in property and equipment, net.

Depreciation expense for the leased equipment was $398,832, $278,379 and $307,453 for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, future minimum annual rental commitments under noncancellable lease obligations are as follows:

Year-ending December 31:	Capital Leases	Operating Leases
2006	$1,880,346	$3,267,612
2007	1,444,492	2,701,812
2008	804,565	2,266,080
2009	399,866	1,701,924
2010	154,464	1,526,328
Thereafter	—	4,531,272

Total minimum lease payments	$4,683,733	$15,995,028

Less amounts representing interest (at rates of 5.0% to 9.9%)	591,425

Present value of net minimum lease payments	4,519,086
Less current portion	1,646,378

Capital lease obligations – long-term	$2,872,708

Rent expense under operating leases was $3,252,326, $1,524,888 and $593,616 for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in general and administrative expense in the accompanying statement of operations.

(13)	Income Taxes

The income tax provision for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003
Current:
Federal	2,947,496	3,228,401	38,785
State	862,450	716,224	8,586

	3,809,946	3,944,625	47,371
Deferred:
Federal	243,837	381,505	(3,047,154)
State	871,896	84,457	(674,575)

	1,115,733	465,962	(3,721,729)

Total	$4,925,679	$4,410,587	$(3,674,358)

Income tax expense attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income from operations before income taxes as a result of the following:

	2005	2004	2003
Computed “expected” tax expense	59,139	989,096	(5,153,448)
Increase (reduction) in income tax expense resulting from:
Derivative expense	2,398,871	1,107,166	1,079,079
Derivative interest expense	576,849	634,981	14,746
State income taxes, net of federal income tax benefit	730,150	528,450	(439,553)
Compensation – incentive stock options	570,163	261,345	717,698
Assets acquired with no tax basis	323,104	544,698	—
Other, net	211,620	174,851	107,120
Other state taxes	50,742	—	—
Unamortized deferred taxes	26,055	—	—
Penalties and interest on amended returns	—	170,000	—
Income for foreign subsidiary, net	(73,935)	—	—
Amortization of acquisition intangibles	56,922	—	—

Total	$4,925,679	$4,410,587	$3,674,358

The tax effects of temporary differences that give rise to significant portions of the deferred tax expense for the years ended December 31, 2005, 2004 and 2003 are presented below:

	2005	2004	2003
Deferred tax expense (benefit):
Non-cash accrued compensation expense	378,974	(171,152)	(4,682,948)
Property and equipment, primarily due to accelerated depreciation	268,680	438,630	262,593
Amortization of the excess of purchase price over fair value of assets acquired	918,477	164,053	185,067
Amortization of unstated interest on deferred, contingent purchase price payments	147,497	118,701	—
Net operating loss carryforward	—	—	202,202
Allowance for doubtful accounts	(613,446)	(137,555)	—
Other	98,456	82,000	82,001
Deferred state income taxes	(82,905)	(28,715)	229,356

Total	$1,115,733	$465,962	$(3,721,729)

Significant components of the Company’s net deferred tax asset at December 31, 2005 and 2004 are presented in the following table:

	2005	2004
Deferred tax assets
Allowance for doubtful accounts	624,638	130,000
Employee compensation and retirement benefits	3,945,886	4,163,327

Gross deferred tax assets	4,570,524	4,293,327

Deferred tax liabilities
Fixed assets	1,182,294	939,308
Intangibles	1,058,900	294,831
State income taxes	95,603	84,021
Other	682,482	308,189

Gross deferred tax liabilities	3,019,279	1,626,349

Net deferred tax assets	$1,551,245	$2,666,978

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company believes that future earnings in addition to the amount of the taxable differences, which will reverse in future periods, will be sufficient to offset recorded deferred tax assets and, accordingly, a valuation allowance is not considered necessary at December 31, 2005, 2004 and 2003.

(14)	Stock Options and Warrants

The Company’s Board of Directors has adopted the 2000 Stock Option Plan and the 2001 Stock Option Plan (the “Plans”) which authorize the issuance of up to 10,000,000 shares of the Company’s common stock to employees, non-employees and Directors. Options granted under the Plans are exercisable up to 10 years from the grant date at an exercise price of not less than the fair market value of the common stock on the date of grant.

Notwithstanding, the term of an incentive stock option granted under the Plan to a shareholder owning more than 10% of the voting rights may not exceed 5 years, and the exercise price of an incentive stock option granted to such shareholder may not be less than 110% of the fair market value of the common stock on the date of grant.

The number of shares, terms, vesting and exercise period of options and warrants granted under the Plans are determined by the Company’s Board of Directors on a case-by-case basis.

Stock options and warrants granted, exercised and expired during the years ended December 31, 2005, 2004 and 2003 are as follows:

	Options		Warrants
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding, December 31, 2002	4,374,000	$0.81	1,198,186	$1.72

Granted in 2003	3,585,000	$2.06	1,784,316	$1.70
Exercised in 2003	(205,000)	0.05	(251,230)	$0.86
Forfeited in 2003	—		—

Outstanding, December 31, 2003	7,754,000	$1.61	2,731,272	$1.49

Granted in 2004	2,065,000	$2.52	1,395,000	$3.78
Exercised in 2004	(312,673)	$0.40	(534,216)	$0.97
Forfeited in 2004	(46,577)	$1.95	(38,615)	$1.50

Outstanding, December 31, 2004	9,459,750	$1.74	3,553,441 (a)	$2.55

Granted in 2005	1,120,000	$3.82	—	$—
Exercised in 2005	(724,975)	$0.39	(350,316)	$1.23
Forfeited in 2005	(102,625)	$0.81	(23,809)	$1.00

Outstanding, December 31, 2005	9,752,150	$2.01	3,179,316 (a)	$2.61

Exercisable at December 31, 2005	6,725,482	$1.90	3,179,316	$2.61

(a)	includes 25,000 warrants issued to employees.

The following table summarizes information for options and warrants outstanding and exercisable at December 31, 2005:

Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Outstanding and Exercisable	Weighted Average Remaining Life
Stock Options:
$0.25-$1.00	3,177,150	1.60 years	3,177,150	1.60 years
$1.01-$2.00	3,070,000	2.89 years	1,015,000	2.95 years
$2.01-$3.00	1,805,000	2.88 years	1,270,000	3.49 years
$3.01-$4.00	1,385,000	3.84 years	1,043,332	3.79 years
$4.01-$5.00	290,000	4.25 years	195,000	4.18 years
$5.01-$6.00	25,000	4.01 years	25,000	4.01 years

Total	9,752,150	2.50 years	6,725,482	2.90 years

Warrants:
$0.25-$1.00	163,500	1.17 years	163,500	1.17 years
$1.01-$2.00	1,760,816	1.80 years	1,760,816	1.80 years
$2.01-$3.00	25,000	1.17 years	25,000	1.17 years
$3.01-$4.00	646,000	5.37 years	646,000	5.37 years
$4.01-$5.00	584,000	5.44 years	584,000	5.44 years
$5.01-$6.00	—	— years	—	— years

Total	3,179,316	2.87 years	3,179,316	2.87 years

The weighted-average grant-date fair value of options and warrants granted during the years ended December 31, 2005, 2004 and 2003 approximated $3.82, $2.52 and $2.06, respectively.

(15)	Commitments and Contingencies

The Company has entered into amended five-year employment agreements with its Chief Executive Officer, Chief Financial Officer and President requiring aggregate annual salaries of $910,000 beginning in August 2005.

(16)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders. Comprehensive income is composed of two subsets – net income and other comprehensive income. Included in other comprehensive income (loss) for the Company are cumulative translation adjustments. These adjustments are accumulated within stockholders’ equity.

Comprehensive income is as follows:

	2005	2004	2003
Net loss	$(5,339,378)	$(1,501,482)	$(11,482,843)
Foreign currency translation	16,251	30,415	24,260

Comprehensive income	$(5,323,127)	$(1,471,067)	$(11,458,583)

(17)	Summarized Quarterly Data (Unaudited)

Following is a summary of the quarterly results from operations for the years ending December 31, 2005, 2004 and 2003. All amounts, except per share data, are in thousands.

	2005
	(In thousands, except per share data)
	Q1	Q2	Q3	Q4
Net revenue	$14,237	$15,888	$20,863	$17,676
Income (loss) from operations	(14,191)	11,945	12,161	2,666
Net income (loss)	$(27,764)	$11,111	$9,369	$1,945
Basic earnings (loss) per common share	$(0.63)	$0.22	$0.18	$0.04
Diluted earnings (loss) per common share	$(0.63)	$0.18	$0.14	$0.03
Basic weighted average common shares outstanding	44,413	51,622	53,496	55,700
Diluted weighted average common shares outstanding	44,413	61,804	65,021	66,700

	2004
	(In thousands, except per share data)
	Q1	Q2	Q3	Q4
Net revenue	$6,860	$9,117	$10,462	$11,479
Income (loss) from operations	3,808	(648)	11,001	(4,702)
Net income (loss)	$3,442	$(3,818)	$11,910	$(13,035)
Basic earnings (loss) per common share	$0.13	$(0.13)	$0.38	$(0.32)
Diluted earnings (loss) per common share	$0.11	$(0.13)	$0.31	$(0.32)
Basic weighted average common shares outstanding	27,377	29,036	31,693	40,981
Diluted weighted average common shares outstanding	32,663	29,036	39,266	40,981

	2003
	(In thousands, except per share data)
	Q1	Q2	Q3	Q4
Net revenue	$2,498	$3,775	$4,376	$4,332
Income (loss) from operations	(3,625)	(3,824)	526	(4,574)
Net income (loss)	$(2,951)	$(2,408)	$142	$(6,266)
Basic earnings (loss) per common share	$(0.18)	$(0.12)	$0.01	$(0.26)
Diluted earnings (loss) per common share	$(0.18)	$(0.12)	$0.00	$(0.26)
Basic weighted average common shares outstanding	16,837	20,846	23,202	24,453
Diluted weighted average common shares outstanding	16,837	20,846	30,914	24,453

(18)	Earnings Per Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The weighted average shares used in computing diluted earnings per common share include the dilutive effect of stock options, warrants, convertible debt, and other common stock equivalents using the treasury stock method, and earnings are adjusted for the diluted computation for the assumed non-payment of interest, etc., upon conversion. The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	For the Years Ended December 31,
	2005	2004	2003
Basic earnings per common share:
Net income available to common shareholders	$(5,339,378)	$(1,501,482)	$(11,482,843)

Basic weighted average common shares outstanding	51,316,562	32,923,211	20,772,620

Basic earnings per common share	$(0.10)	$(0.05)	$(0.55)

Diluted earnings per common share:

Net income available to common shareholders	$(5,339,378)	$(1,501,482)	$(11,482,843)
Plus impact of assumed conversions
Interest expense on 7.5% convertible note due 2006, net of tax	—	—	—
Interest expense on 7.5% convertible note due 2007, net of tax	—	—	—
Interest expense on 7.5% convertible note due 2007, net of tax	—	—	—

Net income available to common shareholders plus assumed conversions	$(5,339,378)	$(1,501,482)	$(11,482,843)

Basic weighted average common shares outstanding plus incremental shares from assumed conversions	51,316,562	32,923,211	20,772,620

7.5% convertible note due 2006	—	—	—
7.5% convertible note due 2007	—	—	—
7.5% convertible note due 2007	—	—	—
Employee stock option plan for vested, in the money options	—	—	—
Warrants issued, outstanding, and in the money	—	—	—
Contingent shares for acquisitions	—	—	—
Initial shares for acquisitions, weighted	—	—	—

Diluted weighted average common shares outstanding	51,316,562	32,923,211	20,772,620

Diluted earnings per common share	$(0.10)	$(0.05)	$(0.55)

Potentially dilutive shares for the years ended December 31, 2005, 2004 and 2003, of approximately 13,000,220 shares, 9,975,416 shares and 3,194,810 shares, respectively, were not included diluted weighted average common shares outstanding for the diluted per share calculation because their effect would be anti-dilutive.

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options, warrants, as well as the assumed conversion of the convertible notes. Certain of the Company’s stock options and warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive, but these options could be dilutive in the future. The 7.5% convertible debenture notes dated February 27, 2004 and July 1, 2004 that are anti-dilutive were excluded from the calculation of diluted earnings per share. If the convertible notes had been dilutive, net income (loss) would have been adjusted for the net after tax interest cost that the Company would not have paid assuming the convertible debentures were converted at the beginning of the year.

(19)	Related Party Transactions

During the years ended December 31, 2005, 2004 and 2003, the Company had transactions with companies owned by certain shareholders of the Company. The following is a summary of transactions with these entities:

			Expense related to the years ended December 31:
Practice Name	Type of Practice	Type of Related Party Transaction	2005	2004	2003	Reported As
Associated Physicians Group, Ltd.	Managed Practice	The Company leases its office space from a limited liability company partially owned by a certain shareholder of the Company. The lease commenced January 1, 2005 for an initial term of ten years with the option to renew for two five year periods.	$108,255	$—	$—	G&A
The Center for Pain Management, LLC	Managed Practice	The Company leases certain employees from a limited liability company owned by certain shareholders of the Company. The Company also charged this entity for the use of its equipment and certain services.	$674,432	$7,755	$—	G&A
		The Company has an agreement to outsource its billing and collections function to a limited liability company owned by certain shareholders of the Company. The Company is charged a fee of 8% of net collections under this arrangement.	$836,562	$—	$—	G&A
		* (A)
		* (B)
Dynamic Rehabilitation Centers, Inc.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease associated with the Redford location has a ten year term commencing January 1, 2000 with no option to renew. The lease associated with the Clinton Township location commenced October 8, 2004 and expires December 31, 2014. The lease was amended in July 2005 for the occupancy of additional space by the Company.	$182,751	$82,107	$—	G&A
		The Company provides services for billing, accounting and management oversight to a limited liability company owned by certain shareholders of the Company.	$885,471	$—	$—	G&A
		* (C)
Health Care Center of Tampa, Inc.	Owned Practice	The Company has an agreement to outsource its billing and collections function to a limited liability company owned by a certain shareholder of the Company. The Company is charged a fee of 10% of net collections under this arrangement.	$272,708	$242,661	$—	G&A
Rick Taylor, D.O., P.A.	Managed Practice

The Company has an agreement to lease an aircraft from a limited liability company owned by a certain shareholder of the Company. The lease agreement was entered into in June 2003 for a period of 60 months. Effective January 1, 2005, the lease payment was lowered to a nominal amount of $1 per year; the Company will continue to pay a third party provider for the related fuel and maintenance cost. Effective January 1, 2004 the lease fee was reduced from the original amount of $12,000 per month to $7,000 per month; maintenance, fuel, insurance recurring training, hangar rental and any other fees required to maintain the aircraft were the responsibility of the Company.

			$1	$49,000	$—	G&A
Spine and Pain Center, P.C.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease commenced December 23, 2003 and expires December 31, 2008, with no option to renew.	$99,996	$99,996	$—	G&A
		The Company, through a subsidiary, is the majority partner of the PSHS Alpha Partners, Ltd. Partnership Dr. Merrill Reuter , the Company’s chairman, is a minority partner of partnership. The Company owns 67.5% and Dr. Reuter owns 9.75% of the partnership. Dr. Reuter received distributions from the partnership of $131,625 representing his share of the profits of the surgery center for the period between May 12, 2005 and December 31, 2005. These distributions are reported as minority interest on the balance sheet.	$131,625	$—	$—

(A)

The Company has the option to purchase a ‘Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating a competitive rehabilitation clinic that fall outside a ten mile radius from the Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.

(B)

The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating a competitive surgery center that fall outside a ten mile radius from the Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.

(C)

The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating competitive rehabilitation clinics that fall outside a ten mile radius from the Dynamic Rehabilitation Centers, Inc. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.

(20)	Subsequent Events

Acquisitions

On February 1, 2006, the Company acquired controlling interest of Amphora, LLC (Amphora), an intraoperative monitoring company located in Denver, Colorado. The initial portion of the purchase price consisted of $3,250,000 plus 1,035,032 common shares. In addition, the Company will pay the shareholders of Amphora an additional $8,500,000 in four annual payments (50% cash and 50% common stock priced at market) subject to the satisfaction of certain earnings goals.

All acquisition earnout payments earned in fiscal 2005 were paid by December 31, 2005, except the following: Andrea Trescot, M.D., Christopher Cenac, M.D., Kenneth Alo, M.D., Michael Martire, M.D., Saqib Bashir Khan, M.D., Prabaal Dey, M.D., Marc Loev, M.D., Lester Zuckerman, M.D., Michael Daly, M.D., Mark Coleman, M.D., and Ali El-Mohandes, M.D. These amounts are included in Note 9, Acquisition Consideration Payable.

On January 3, 2006, the Company acquired Center for Pain Management ASC, LLC (CPMASC), a fully accredited ambulatory surgical center with four locations in Maryland. The initial portion of the purchase price consisted of $3,750,000 plus 1,021,942 common shares. The Company will pay the balance of the consideration, $7,500,000 in cash, one year from the acquisition date.

On January 6, 2006, the Company acquired the non-medical assets of REC, Inc. and CareFirst Medical Associates, P.A. (CMA), a pain management and orthopedic rehabilitation practice with two locations in East Texas. The initial portion of the purchase price consisted of $625,000 plus 191,131 common shares. In addition, the Company will pay the shareholders of CMA an additional $1,250,000 in three equal annual payments (50% cash and 50% common stock priced at market) subject to the satisfaction of certain earnings goals and the payment of the management fee to the Company.

On January 20, 2006, the Company acquired the non-medical assets of Desert Pain Medicine Group (DPMG), a pain management practice with three locations in California. The initial portion of the purchase price consisted of $1,500,000 plus 471,698 common shares. In addition, the Company will pay the shareholders of DPMG an additional $3,000,000 in three equal annual payments (50% cash and 50% common stock priced at market) subject to the satisfaction of certain earnings goals and the payment of the management fee to the Company.

Private Placement

On January 30, 2006, the Company and a group of accredited investors closed a private placement of 3,305,033 shares of the Company's common stock at a purchase price of $3.10 per share, for gross proceeds of approximately $10,245,602. In addition, the private placement investors were granted warrants to purchase up to an additional 1,349,884 shares of common stock at $3.45 per share.

(21)	Litigation

Securities Litigation and Derivative Actions

On March 21, 2006, Roy Thomas Mould filed a complaint under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, as well as the Company's chief executive officer and chief financial officer, before the United States District Court for the Middle District of Florida. The complaint is entitled Mould v. PainCare Holdings, Inc., et al., Case No. 06-CV-00362-JA-DAB. Mr. Mould alleges material misrepresentations and omissions in connection with the Company's financial statements which appear to relate principally to the Company's previously announced intention to restate certain past financial statements. Mr. Mould seeks unspecified damages and purports to represent a class of shareholders who purchased the Company's common stock from August 27, 2002 to March 15, 2006. Eight additional complaints were filed shortly afterward before the same court which recite similar allegations. (collectively, the "Securities Litigation"). The Company cannot predict the outcome of the Securities Litigation, but believes that the allegations lack merit and will vigorously defend against them.

On April 7, 2006, Kenneth R. Cope filed a derivative complaint against the directors of the Company before the United States District Court for the Middle District of Florida. The complaint is entitled Cope v. Reuter, et al., Case No. 06-CV-00449-JA-DAB. Mr. Cope alleges that the directors breached their fiduciary duties by failing to supervise and manage the operations of the company, among other claims. Mr. Cope's complaint appears to relate principally to the Company's previously announced intention to restate certain past financial statements; Mr. Cope also recites many of the same allegations contained in the Securities Litigation, (the "Derivative Action"). Mr. Cope seeks unspecified damages from the directors on behalf of the Company. The Company's management cannot predict the outcome of the Derivative Action, but believes that the allegations lack merit and will vigorously defend against them.

On March 30, 2006, a purported shareholder of the Company made a demand on the Company’s board of directors. This demand raises many if not all of the same issues as the Derivative Action, but asks the independent directors to investigate the charges and to take "legal action against those individuals responsible." The Company is in the process of reviewing this demand.

Other Matters

The Company and one of its subsidiaries are defendants in a lawsuit arising from business operations. It is the opinion of management that the final outcome of this matter will not materially affect the consolidated financial position of the Company.

All of the above legal actions have been referred to outside legal counsel. Counsel has advised the Company that it is unable to opine on the likelihood of an unfavorable outcome; therefore, the Company’s financial statements are affected by an uncertainty the outcome of which is not susceptible of reasonable estimation. Consequently the accompanying consolidated financial statements do not include an accrual for any loss that may result from the ultimate outcome of these actions. The ultimate outcome of these matters may have a material effect on the financial position and/or the results of operations for the Company.

(22)	Retirement Plans

Some of the physician practices that have management contracts with the Company sponsor separate tax-qualified retirement plans benefiting their employees. Contributions made by the physician practices to these plans for the years ended December 31, 2005, 2004 and 2003 were $541,298, $19,564 and $1,291, respectively. A possibility exists that changes in employee demographics may require the Company to make additional retirement contributions in order to maintain the qualified status of these plans. Management is unable to ascertain the amount of a loss accrual that may be needed, or whether such losses, if any, could be material.

(23)	Operating Segment and Geographic Information

We present three categories of revenue in our statement of operations: pain management, surgeries and ancillary services. Pain management revenue is derived from our owned and managed practices, which provide pain management services. Surgery revenue is derived from our owned and managed practices, which primarily provide surgical services. Ancillary service revenue is derived from our owned and managed practices and limited management practices, which provide one or more of our ancillary services, including: orthopedic rehabilitation, electrodiagnostic medicine, intra-articular joint therapy and diagnostic imagery. Our cost of revenue is primarily physicians’ salaries and medical supplies.

We have set forth below our revenues, expenses and operating income classified by the type of service we perform, as well as the expenses allocated to our corporate offices.

	December 31, 2005 (in thousands)
	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Total
Revenues	$43,269	$6,165	$19,230	$—	$68,664
Gross profit	36,632	5,110	14,451	—	56,193
General and administrative expenses	17,086	3,152	8,184	9,663	38,085
Compensation expense-variable stock options	—	—	—	2,382	2,382
Amortization	550	—	—	979	1,529
Depreciation	478	66	426	646	1,616
Operating income (loss)	$18,518	$1,892	$5,841	$(13,670)	$12,581

	December 31, 2004 (in thousands)
	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Total
Revenues	$22,317	$5,203	$10,398	$—	$37,918
Gross profit	18,249	4,607	8,398	—	31,254
General and administrative expenses	8,002	2,613	3,571	5,866	20,052
Compensation expense-variable stock options	—	—	—	357	357
Amortization	—	—	—	549	549
Depreciation	132	72	128	505	837
Operating income (loss)	$10,115	$1,922	$4,699	$(7,277)	$9,459

	December 31, 2003 (in thousands)
	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Total
Revenues	$6,117	$3,431	$5,433	$—	$14,981
Gross profit	3,718	1,958	4,718	—	10,394
General and administrative expenses	2,168	748	1,404	3,462	7,782
Compensation expense-variable stock options	—	—	—	13,533	13,533
Amortization	—	—	—	114	114
Depreciation	17	18	44	384	463
Operating income (loss)	$1,533	$1,192	$3,270	$(17,493)	$(11,498)

Pain management revenue, expense and income are attributable to five owned and nine managed practices that primarily offer physician services for pain management and physiatry. With respect to one of our managed practices, we only include the revenue recognized from management fees earned. Surgery revenue, expense and income are attributable to two owned and one managed practice that offer surgical physician services, including minimally invasive spine surgery. Ancillary services revenue, expense and income are attributable to two managed practices that primarily offer orthopedic rehabilitation services and 34 practices under limited management agreements, including orthopedic rehabilitation, electrodiagnostic medicine, intra-articular joint therapy and real estate services. We do not separate financial results for our Canadian subsidiary, since our operations outside of the U.S. are immaterial to our total operations.