Form 10-Q
period 2006-03-31
PAINCARE HOLDINGS INC
filed 2006-06-29
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________________________

FORM 10-Q
_____________________

Quarterly Report Pursuant to Section 13 or 15(d)
 of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

Commission File Number 1-14160

PainCare Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Florida	06-1110906
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1030 N. Orange Avenue, Suite 105, Orlando, Florida 32801
(Address of Principal Executive Offices)

(407) 367-0944
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

                                       Large Accelerated Filer ___           Accelerated Filer X                  Non-Accelerated Filer ___

As of June 28, 2006 there were 65,360,366 outstanding shares of the Registrant’s common stock, $0.0001 par value.

PAINCARE HOLDINGS, INC.
INDEX

PART I

ITEM 1. FINANCIAL STATEMENTS

PAINCARE HOLDINGS, INC.
Consolidated Balance Sheets
As of March 31, 2006 and December 31, 2005

Assets
	March 31, 2006	December 31, 2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 8,986,479	$ 22,713,165
Accounts receivable, net	24,854,087	21,263,405
Due from stockholders	2,603,887	-
Deposits and prepaid expenses	2,714,248	2,557,492
Deferred tax asset	850,878	683,391
Total current assets	40,009,579	47,217,453

Property and equipment, net	12,207,230	11,494,656
Goodwill, net	135,732,200	111,468,292
Due from stockholders	-	427,553
Deferred tax asset	617,918	867,854
Other assets	15,939,158	11,834,822
Total assets	$ 204,506,085	$ 183,310,630

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$3,125,137	$3,522,714
Accrued compensation expense	17,142,549	17,142,549
Derivative liabilities	2,557,900	12,952,455
Acquisition consideration payable	257,400	8,011,567
Common stock payable	-	5,405,601
Income tax payable	2,472,329	3,003,766
Current portion of notes payable	12,697,012	3,883,012
Current portion of convertible debentures	8,842,191	8,519,131
Current portion of capital lease obligations	1,562,270	1,646,378
Total current liabilities	48,656,788	64,087,173

Notes payable, less current portion	24,857,923	26,129,569
Convertible debentures, less current portion	1,163,515	1,133,877
Capital lease obligations, less current portion	2,700,889	2,872,708
Total liabilities	77,379,115	94,223,327

Minority interests in consolidated subsidiaries	2,120,644	1,763,838

Commitments and contingencies
Stockholders' equity:
Common stock, $.0001 par value. Authorized 200,000,000
shares; issued and outstanding 63,676,312 and 55,823,026
shares	6,368	5,582
Preferred stock, $.0001 par value. Authorized 10,000,000
shares; issued and outstanding -0- shares	-	-
Additional paid in capital	132,047,810	106,253,345
Accumulated deficit	(7,094,990)	(18,983,089)
Accumulated other comprehensive income	47,138	47,627
Total stockholders' equity	125,006,326	87,323,465

Total liabilities and stockholders' equity	$ 204,506,085	$ 183,310,630
See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
		(As restated)
Revenues:
Pain management	$ 13,229,499	$ 9,261,065
Surgeries	1,881,030	1,403,803
Ancillary services	8,197,945	3,571,872
Total revenues	23,308,474	14,236,740

Cost of revenues	4,740,734	2,581,223
Gross profit	18,567,740	11,655,517

General and administrative expense	12,606,803	7,195,508
Compensation expense-variable stock options	-	18,138,790
Amortization expense	491,331	247,768
Depreciation expense	623,500	264,351
Operating income (loss)	4,846,106	(14,190,900)

Interest expense	(1,932,194)	(898,920)
Derivative benefit (expense)	10,394,555	(18,238,898)
Other income	142,109	29,021
Income (loss) before income taxes	13,450,576	(33,299,697)

Provision (benefit) for income taxes	1,188,607	(5,536,065)
Income (loss) before minority interests	12,261,969	(27,763,632)

Minority interests in net earnings of consolidated
subsidiaries	373,870	-

Net income (loss)	$ 11,888,099	$ (27,763,632)

Basic income (loss) per common share	$ 0.19	$ (0.63)

Basic weighted average common shares outstanding	61,598,932	44,412,972

Diluted income (loss) per common share	$ 0.17	$ (0.63)

Diluted weighted average common shares outstanding	71,654,327	44,412,972

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005 (Unaudited)
	2006	2005 (As restated)

Cash flows from operating activities:
Net income (loss)	$ 11,888,099	$ (27,763,632)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,114,831	512,119
Non-cash transactions and other	275,975	39,163
Amortization of debt discount	653,328	470,841
Stock issued for interest payments	196,050	354,044
Derivative (benefit) expense	(10,394,555)	18,238,898
Deferred income taxes	(201,772)	(6,483,833)
Amortization of deferred financing expenses	(38,787)	-
Compensation expense-variable stock options	-	18,138,790
Minority interests	373,870	-
Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(1,537,217)	(223,491)
Deposits and prepaid expenses	107,294	(859,316)
Other assets	28,559	(670,952)
Interest payable	-	(27,305)
Income tax payable	(531,437)	(1,696,096)
Accounts payable and accrued expenses	(1,486,815)	287,270
Net cash provided by operating activities	447,423	316,500

Cash flows from investing activities:
Purchase of property and equipment	(420,542)	(773,301)
Cash paid for earnouts	(5,808,668)	(4,044,167)
Cash used for acquisitions	(9,664,286)	(3,500,000)
Cash from acquisitions	655,558	-
Net cash used in investing activities	(15,237,938)	(8,317,468)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of capital offering costs	4,090,707	167,000
Payments of capital lease obligations	(405,107)	(197,961)
Payment of convertible debentures	-	(135,500)
Due from stockholders	(2,170,722)	(397,843)
Cash distributions to minority interests	(447,049)	-
Payments on notes payable, net	(4,000)	(263,122)
Net cash provided by (used in) financing activities	1,063,829	(827,426)

Net decrease in cash and cash equivalents	(13,726,686)	(8,828,394)

Cash and cash equivalents at beginning of period	22,713,165	19,100,840
Cash and cash equivalents at end of period	$ 8,986,479	$ 10,272,446

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$ 1,082,816	$ 455,384
Cash paid during the period for income taxes	1,767,500	2,730,000
Non-cash investing and financing transactions:
Common stock issued for acquisitions	9,624,459	11,062,500
Common stock issued for convertible debentures	-	7,628,968
Common stock issued for earnouts	6,196,358	2,687,805
Acquisition consideration payable	257,400	849,584
Common stock issued for common stock payable	5,405,601	-

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2006 (Unaudited)

				Accumulated Deficit	Accumulated Other Comprehensive Income
			Additional Paid in Capital			Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances at December 31, 2005	55,823,026	$ 5,582	$106,253,345	$(18,983,089)	$ 47,627	$ 87,323,465
Common stock issued for earnouts	1,764,798	177	6,196,181	-	-	6,196,358
Common stock issued for acquisitions	2,719,803	272	9,624,187	-	-	9,624,459
Common stock options issued to employees	-	-	282,076	-	-	282,076
Common stock issued for debenture interest payments	63,652	6	196,044	-	-	196,050
Common stock issued for private placement offering	3,305,033	331	9,495,977	-	-	9,496,308
Components of comprehensive income (loss):
Translation adjustment	-	-	-	-	(489)	(489)
Net income	-	-	-	11,888,099	-	11,888,099
Comprehensive income	-	-	-	-	-	11,887,610
Balances at March 31, 2006	63,676,312	$ 6,368	$132,047,810	$ (7,094,990)	$ 47,138	$125,006,326

See accompanying notes to consolidated financial statements.

PainCare Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(1) Organization and Basis of Presentation

Nature of the Business

     PainCare Holdings, Inc. (“the Company”) is a provider of pain-focused medical and surgical solutions. Through its proprietary network of acquired or managed physician practices and ambulatory surgery centers, and in partnership with independent physician practices and medical institutions throughout the United States and Canada, PainCare is committed to utilizing the most advanced science and technologies to diagnose and treat pain stemming from neurological and musculoskeletal conditions and disorders.

     Through its majority-owned subsidiary, Amphora, the Company is also engaged in providing advanced Intraoperative Monitoring (IOM) and interpretation services to hospitals and surgeons; and through its wholly owned subsidiary, Caperian, Inc., PainCare offers medical real estate and development services.

Presentation of Interim Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. The consolidated financial results as of and for the three-month period ended March 31, 2005 have been restated; for further information as to the restatement refer to the Company’s annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on June 1, 2006.

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

(2) Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of PainCare Holdings, Inc. and its wholly-owned and majority-owned subsidiaries. The other parties’ interest in entities that are majority-owned by the Company are reported as minority interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company operates fourteen practices in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow the Company to manage the practice. Emerging Issues Task Force No. 97-2 (“EITF No. 97-2”) states that consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. All but one of the management services agreements between the Company and the physician satisfies all of the criteria of EITF No. 97-2. The Company includes these practices in the consolidated financial statements in accordance with EITF No. 97-2.

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

Valuation of Goodwill and Intangible Assets

     During the three month period ended Match 31, 2006, the Company recorded $24,263,908 million of goodwill and $322,164 of identified intangible assets, in connection with the acquisitions described in note 7.

     Goodwill acquired in purchase business combinations and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company conducts, on at least an annual basis, a review of its reporting entities to determine whether the carrying values of goodwill exceed the fair market value using a combination of the income or discounted cash flow approach and the market approach, which uses comparable market data, for each entity. Should this be the case, the value of its goodwill may be impaired and written down. Identified intangible assets are amortized over their estimated useful lives.

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

     The recording of a net deferred tax asset assumes the realization of such asset in the future, otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has not recorded any valuation allowances as of March 31, 2006 or 2005. The Company anticipates that it will generate sufficient pretax income in the future to realize its deferred tax assets.

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

(3) Categories of Revenue

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

For the Three Months Ended March 31, 2006
	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Totals
Revenues	$ 13,229,499	$ 1,881,030	$ 8,197,945	$ -	$23,308,474
Operating income	4,480,638	486,214	2,748,930	(2,869,676)	4,846,106

For the Three Months Ended March 31, 2005

	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Totals
Revenues	$ 9,261,065	$ 1,403,803	$ 3,571,872	$ -	$14,236,740
Operating income (loss)	4,202,294	430,638	1,242,173	(20,066,005)	(14,190,900)

     Pain management revenue, expense and income are attributable to five owned and eleven managed practices that primarily offer physician services for pain management and physiatry. With respect to one of our managed practices, we only include the revenue recognized from management fees earned. Surgery revenue, expense and income are attributable to two owned and one managed physician practices that offer surgical physician services, including minimally invasive spine surgery. Ancillary service revenue, expense and income are attributable to two managed practices that primarily offer orthopedic rehabilitation services. We have 34 practices under limited management agreements, including orthopedic rehabilitation, electrodiagnostic medicine and real estate services.

(4) Income Per Common Share

     Basic income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The weighted average shares used in computing diluted income per common share include the dilutive effect of stock options, warrants, convertible debt, and other common stock equivalents using the treasury stock method, and income is adjusted for the diluted computation for the assumed non-payment of interest, etc., upon conversion. The shares used in the computation of the Company’s basic and diluted income per common share are reconciled as follows:

	For the Three Months Ended March 31,
	2006	2005
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$11,888,099	$(27,763,632)

Basic weighted average common shares outstanding	61,598,932	44,412,972

Basic income (loss) per common share	$0.19	$(0.63)

Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$11,888,099	$(27,763,632)
Plus impact of assumed conversions
Interest expense on 7.5% convertible note due 2006, net of tax	112,500	—
Interest expense on 7.25% convertible note due 2007, net of tax	—	—
Interest expense on 7.5% convertible note due 2007, net of tax	16,875	—

Net income (loss) available to common shareholders plus assumed conversions	$12,017,474	$(27,763,632)

Basic weighted average common shares outstanding	61,598,932	44,412,972
Plus incremental shares from assumed conversions
7.5% convertible note due 2006	4,713,242	—
7.25% convertible note due 2007	—	—
7.5% convertible note due 2007	789,474	—
Employee stock option plan for vested, in the money options	3,709,895	—
Warrants issued, outstanding, and in the money	842,784	—
Contingent shares for acquisitions	—	—
Initial shares for acquisitions, weighted	—	—

Diluted weighted average common shares outstanding	71,654,327	44,412,972

Diluted income (loss) per common share	$0.17	$(0.63)

     Potentially dilutive shares for the three months ended March 31, 2006, of approximately 10,055,395 shares, were included in diluted weighted average common shares outstanding for the diluted per share calculation. Potentially dilutive shares for the three months ended March 31, 2005, of approximately 11,308,249 shares, were anti-dilutive.

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

(5) Income Taxes

      The income tax provision for the three months ended March 31, 2006 and 2005 consists of the following:

	2006	2005
Computed “expected” tax expense (benefit)	$ 4,550,982	$ (11,321,897)
Increase (reduction) in income tax expense resulting from:
Derivative (benefit) expense	(3,534,149)	6,201,225
Derivative interest expense	133,105	178,739
State income taxes, net of federal income tax benefit	175,802	(682,122)
Assets acquired with no tax basis	82,617	67,977
Other, net	(67,718)	16,880
Other state taxes	(43,407)	-

Unamortized deferred taxes	(91,193)	-
Income from foreign subsidiary, net	(43,120)	(11,567)
Amortization of acquisition intangibles	25,688	14,700

Total	$ 1,188,607	$ (5,536,065)

(6) Other Assets

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

     The Company has costs associated with closing acquisitions. These costs are deferred as an asset until the acquisition is closed, at which time they are either allocated to the acquisition costs or expensed if a potential acquisition is not closed.

     The Company purchased from Rehab Management Group, Inc., a South Carolina based corporation (“RMG”), all rights, title and interest that RMG owns or acquires and all management fees, revenues, compensation and payments of any kind with respect to three electro-diagnostic management agreements with physician’s practices.

      The table below summarizes the other assets at March 31, 2006 and December 31, 2005:

	2006			2005
Asset	Total Cost	Accumulated Amortization	Net Value	Total Cost	Accumulated Amortization	Net Value
MedX Distribution right	$ 2,212,673	$ 637,148	$ 1,575,525	$ 2,212,673	$ 581,831	$ 1,630,842
Deferred acquisition costs	475,958	90,624	385,334	475,958	-	475,958
Contract Right – DPM	10,467,442	1,010,885	9,456,557	6,026,200	677,124	5,349,076
Contract Right – APG	482,107	45,643	436,464	486,023	34,452	451,571
Contract Right – SPA	1,419,471	151,177	1,268,294	1,433,132	118,657	1,314,475
Contract Right – SCPI	1,041,546	110,956	930,590	1,051,564	87,095	964,469
Physician practice & surgery center acquisitions	2,483,921	597,527	1,886,394	2,161,757	513,326	1,648,431
Total	$18,583,118	$ 2,643,960	$ 15,939,158	$13,847,307	$ 2,012,485	$11,834,822

    (7) Acquisitions

     The Company operates fourteen practices in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow the Company to manage the practice. FASB Emerging Issues Task Force Issue No. 97-2 (“EITF No. 97-2”) states that consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. All but one of the management services agreements between the Company and the physician satisfies all of the criteria of EITF No. 97-2. The Company includes revenue with respect to these practices in the consolidated financials in accordance with EITF No. 97-2.

     On January 3, 2006, the Company closed an acquisition pursuant to an Asset Purchase Agreement with its wholly-owned subsidiary, PainCare Surgery Centers III, Inc. (PCSC III), and the members of Center for Pain Management ASC, LLC (CPMASC). The Asset Purchase Agreement provides for the purchase of 100% ownership of CPMASC by PCSC III, a Florida corporation. In exchange for this acquisition the members of CPMASC received 1,021,942 shares of common stock of the Company priced at $3.44 per share and $3,750,000 in cash. In addition, the former members of CPMASC will receive the remaining balance of the purchase price in the form of a promissory note for $7,500,000 plus interest, due in January 2007. CPMASC is a fully accredited ambulatory surgery center with four locations in Maryland. The members of CPMASC did have a prior relationship with the Company from the acquisition of Center for Pain Management, LLC in December 2004.

     CPMASC was purchased on January 3, 2006 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$ 3,750,000
Promissory Notes	7,500,000
Stock Consideration	3,515,480
Acquisition Costs	279,923
Less:
Cash	477,845
Accounts receivable	767,718
Property and equipment	263,563
Prepaid and deposits	80,035
Other assets	47,459
Imputed interest on notes payable	215,489
Plus:
Accounts payable and accrued liabilities	86,046
Other liabilities	696,009
Goodwill	$ 13,975,349

     On January 6, 2006, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XXII, Inc. (PNAC XXII), and REC, Inc. and CareFirst Medical Associates, P.A. (REC/CMA). The Merger Agreement provides for the acquisition of the non-medical assets of REC/CMA by PNAC XXII, a Florida corporation. In exchange for the non-medical assets the shareholders of REC/CMA received 191,131 shares of common stock of the Company priced at $3.51 per share and $625,000 in cash. In addition, the former shareholders of REC/CMA may receive up to $1,250,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. REC/CMA is an orthopedic rehabilitation practice located in Whitehouse, Texas. Neither REC, CMA nor its members had any prior relationship with the Company or its affiliates.

      REC/CMA was acquired on January 6, 2006 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$ 625,000
Stock Consideration	670,870
Acquisition Costs	105,493
Less:
Cash	28,106
Accounts receivable	80,841
Property and equipment	56,767
Intangible assets	82,089
Plus:
Accounts payable and accrued liabilities	37,274
Deferred taxes	35,442
Goodwill	$ 1,226,276

     On January 20, 2006, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XIX, Inc. (PNAC XIX), and Desert Pain Medicine Group (DPMG). The Merger Agreement provides for the acquisition of the non-medical assets of DPMG by PNAC XIX, a Florida corporation. In exchange for the non-medical assets the shareholder of DPMG received 471,698 shares of common stock of the Company priced at $3.41 per share and $1,500,000 in cash. In addition, the former shareholder of DPMG may receive up to $3,000,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. DPMG is a pain management physician practice with four locations in California. Neither DMPG nor its members had any prior relationship with the Company or its affiliates.

      DMPG was acquired on January 20, 2006 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$ 1,500,000
Stock Consideration	1,608,490
Acquisition Costs	110,845
Less:
Cash	77,144
Accounts receivable	198,792
Property and equipment	418,384
Deposits and prepaid expenses	27,259
Other assets	8,111
Intangible assets	130,707
Plus:
Accounts payable and accrued liabilities	155,718
Note payable	20,417
Capital lease obligations	62,523
Deferred taxes	134,556
Goodwill	$ 2,732,152

     On February 1, 2006, the Company closed a majority interest purchase pursuant to a Membership Interest Purchase Agreement with its wholly-owned subsidiary, PainCare Neuromonitoring I, Inc. (PCN I), and the members of Amphora, LLC (AMP). The Membership Interest Purchase Agreement provides for the purchase of 60% ownership of AMP by PCN I, a Florida corporation. In exchange for the majority interest purchase the members of AMP received 1,035,032 shares of common stock of the Company priced at $3.70 per share and $3,250,000 in cash. In addition, the former members of AMP will receive the remaining balance of the purchase price of $8,500,000 in the form of performance-based installments over four years. AMP is an intraoperative monitoring company based in Denver, Colorado.

      Majority interest in AMP was purchased on February 1, 2006 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$ 3,250,000
Stock Consideration	3,829,618
Acquisition Costs	43,025
Less:
Cash	72,463
Accounts receivable	1,006,114
Property and equipment	176,817
Intangible assets	109,368
Plus:
Accounts payable and accrued liabilities	114,191
Capital lease obligations	66,240
Deferred taxes	114,223
Minority interests	429,985
Goodwill	$ 6,482,520

     In January 2006, the Company paid $218,333 in cash and issued 59,654 shares of common stock to the former shareholder of Bone and Joint Surgical Clinic, representing the second of four potential earnout payments.

     In January 2006, the Company paid $583,333 in cash and issued 159,381 shares of common stock to the former shareholder of Kenneth M. Alo, M.D., P.A., representing the second of four potential earnout payments.

     In January 2006, the Company paid $2,254,500 in cash and issued 615,984 shares of common stock to the former shareholder of Denver Pain Management, representing a portion of potential earnout payments.

     In January 2006, the Company paid $2,291,667 in cash and issued 626,138 shares of common stock to the former shareholders of Center for Pain Management, LLC, representing the first of three potential earnout payments.

     In March 2006, the Company paid $208,333 in cash and issued 58,194 shares of common stock to the former shareholder of Spine and Pain Center, P.C., representing the second of three potential earnout payments.

     In March 2006, the Company issued 176,457 shares of common stock to the former shareholder of the Health Care Center of Tampa, Inc., representing the second of three potential earnout payments. The cash portion of this earnout payment was paid throughout 2005.

     In March 2006, the Company paid $252,500 in cash and issued 68,990 shares of common stock to the shareholders of RMG, Inc., representing the second of three potential earnout payments.

     Following are the summarized unaudited pro forma results of operations for the three months ended March 31, 2006 and March 31, 2005, assuming the acquisitions of Center for Pain Management ASC, LLC, REC, Inc. and CareFirst Medical, Desert Pain Medicine Group and Amphora, LLC had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future earnings that would have been reported had the acquisitions been completed when assumed.

Pro Forma Consolidated Statement of Operations
Three Months Ended March 31, 2006
(Unaudited)

	PainCare Historical					Pro Forma Adjustment
		CPMASC(4)	REC (5)	DPMG (6)	AMP (7)		Pro Forma
Revenues	$23,308,474	$ 16,064	$ 13,761	$ 324,614	$91,316	$ -	$ 23,754,229
Cost of revenues	4,740,734	1,690	976	64,354	19,617	(25,483)(1)	4,801,888

Gross profit	18,567,740	14,374	12,785	260,260	71,699	25,483	18,952,341

General and administrative expenses	12,606,803	9,528	12,070	174,302	50,182	(234,910) (2)	12,617,975
Depreciation and amortization expense	1,114,831	-	-	-	-	-	1,114,831

Operating income	4,846,106	4,846	715	85,958	21,517	260,393	5,219,535
Interest expense	(1,932,194)	(24)	(2)	(424)	-	-	(1,932,644)
Derivative benefit (expense)	10,394,555	-	-	-	-	-	10,394,555
Other income	142,109	-	-	-	-	-	142,109

Income before taxes	13,450,576	4,822	713	85,534	21,517	260,393	13,823,555
Provision for income taxes	1,188,607	-	-	-	-	39,405(3)	1,228,012

Income before minority interests’ share	12,261,969	4,822	713	85,534	21,517	220,988	12,595,543
Minority interests’ share	373,870	-	-	-	8,607	-	382,477

Net income	$ 11,888,099	$ 4,822	$ 713	$ 85,534	$ 12,910	$ 220,988	$ 12,213,066

Basic income per common share							$ 0.20
Basic weighted average common shares outstanding							61,732,711
Diluted income per common share							$ 0.17
Diluted weighted average common shares outstanding							71,788,106

Footnotes to Unaudited Pro Forma Financial Statements:

1)	Adjustment for non-recurring cost of revenues.
2)	Adjustment for non-recurring general and administrative expenses.
3)	Represents the provision for income taxes at an effective rate of 35%.
4)	Represents the results from the period beginning on January 1, 2006 and ending on January 2, 2006.
5)	Represents the results from the period beginning on January 1, 2006 and ending on January 5, 2006.
6)	Represents the results from the period beginning on January 1, 2006 and ending on January 31, 2006.
7)	Represents the results from the period beginning on January 1, 2006 and ending on January 31, 2006.

Pro Forma Consolidated Statement of Operations
Three Months Ended March 31, 2005
(Unaudited)

	PainCare Historical					Pro Forma Adjustment
		CPMASC(4)	REC (5)	DPMG (6)	AMP (7)		Pro Forma
Revenues	$ 14,236,740	$1,477,575	$ 235,314	$ 914,156	251,855	$ -	$ 17,115,640
Cost of revenues	2,581,223	155,475	16,686	181,228	54,105	(116,913)(1)	2,871,804

Gross profit	11,655,517	1,322,100	218,628	732,928	197,750	116,913	14,243,836

General and administrative expenses	7,195,508	876,285	206,406	490,857	138,405	(1,052,212) (2)	7,855,249
Compensation expense	18,138,790	-	-	-	-	-	18,138,790
Depreciation and amortization expense	512,119	-	-	-	-	-	512,119

Operating income (loss)	(14,190,900)	445,815	12,222	242,071	59,345	1,169,125	(12,262,322)
Interest expense	(898,920)	(2,295)	(90)	(1,193)	-	-	(902,498)
Derivative benefit (expense)	(18,238,898)	-	-	-	-	-	(18,238,898)
Other income	29,021	-	-	-	-	-	29,021

Income (loss) before taxes	(33,299,697)	443,520	12,132	240,878	59,345	1,169,125	(31,374,697)
Provision for income taxes	(5,536,065)	-	-	-	-	264,556(3)	(5,271,509)

Net income (loss)	$ (27,763,632)	$ 443,520	$ 12,132	$ 240,878	$ 59,345	$ 904,569	$ (26,103,188)

Basic income per common share							$ (0.59)
Basic weighted average common shares outstanding							44,546,751
Diluted income per common share							$ (0.59)
Diluted weighted average common shares outstanding							44,546,751

,Footnotes to Unaudited Pro Forma Financial Statements:

1)	Adjustment for non-recurring cost of revenues.
2)	Adjustment for non-recurring general and administrative expenses.
3)	Represents the provision for income taxes at an effective rate of 35%.
4)	Represents the results from the period beginning on January 1, 2005 and ending on March 31, 2005.
5)	Represents the results from the period beginning on January 1, 2005 and ending on March 31, 2005.
6)	Represents the results from the period beginning on January 1, 2005 and ending on March 31, 2005.
7)	Represents the results from the period beginning on January 1, 2005 and ending on March 31, 2005.

(8) Related Party Transactions

     During the three months ended March 31, 2006 and 2005 the Company had transactions with companies owned by certain shareholders of the Company. The following is a summary of transactions with these entities for the three months ended March 31, 2006 and 2005:

Expense related to the three months ended March 31:
	Type of Practice				Reported As
Practice Name		Type of Related Party Transaction	2006	2005
Associated Physicians Group, Ltd.	Managed Practice	The Company leases its office space from a limited liability company partially owned by a certain shareholder of the Company. The lease commenced January 1, 2005 for an initial term of ten years with the option to renew for two five year periods.	$ 36,795	$ -	G&A

The Center for Pain Management, LLC	Managed Practice	The Company leases certain employees from a limited liability company owned by certain shareholders of the Company. The Company also charged this entity for the use of its equipment and certain services.	$ 571,265	$ -	G&A

		The Company has an agreement to outsource its billing and collections function to a limited liability company owned by certain shareholders of the Company. The Company is charged a fee of 8% of net collections under this arrangement.	$ 191,889	$ 159,224	G&A

* (A)

* (B)

Dynamic Rehabilitation Centers, Inc.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease associated with the Redford location has a ten year term commencing January 1, 2000 with no option to renew. The lease associated with the Clinton Township location commenced October 8, 2004 and expires December 31, 2014. The lease was amended in July 2005 for the occupancy of additional space by the Company.	$ 42,222	$ 42,222	G&A

		The Company provides services for billing, accounting and management oversight to a limited liability company owned by certain shareholders of the Company.	$ 217,387	$ -	G&A

* (C)

Health Care Center of Tampa, Inc.	Owned Practice	The Company has an agreement to outsource its billing and collections function to a limited liability company owned by a certain shareholder of the Company. The Company is charged a fee of 10% of net collections under this arrangement.	$ 101,431	$ 35,118	G&A

Rick Taylor, D.O., P.A.	Managed Practice	The Company has an agreement to lease an aircraft from a limited liability company owned by a certain shareholder of the Company. The lease agreement was entered into in June 2003 for a period of 60 months. Effective January 1, 2005, the lease payment was lowered to a nominal amount of $1 per year; the Company will continue to pay a third party provider for the related fuel and maintenance cost. Effective January 1, 2004 the lease fee was

		reduced from the original amount of $12,000 per month to $7,000 per month; maintenance, fuel, insurance recurring training, hangar rental and any other fees required to maintain the aircraft were the responsibility of the Company.	$ 9,664	$ 20,150	G&A

Spine and Pain Center, P.C.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease commenced December 23, 2003 and expires December 31, 2008, with no option to renew.	$ 31,674	$ 34,969	G&A

		The Company, through a subsidiary, is the majority partner of the PSHS Alpha Partners, Ltd. Partnership Dr. Merrill Reuter, the Company’s chairman, is a minority partner of partnership. The Company owns 67.5% and Dr. Reuter owns 9.75% of the partnership. Dr. Reuter receives distributions from the partnership representing his share of the profits of the surgery center. These distributions are reported as a reduction in minority interest on the balance sheet.	$ 29,250	$ -	Minority Interest

     (A) The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating a competitive rehabilitation clinic that fall outside a ten mile radius from the Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.

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

(9) Due from Stockholders

     The balance in due from stockholders at March 31, 2006 and December 31, 2005 consists of the following:

Practice/Stockholder	2006	2005
Merrill Reuter, M.D.	$ 433,165	$ 427,553
John Vick	150,000	-
Saqib Khan, M.D.	452,846	-
Robert Windsor, M.D.	150,000	-
Jeff & Michael Wayne	450,000	-
Rick Taylor, D.O.	200,000	-
Bradley Vilims, M.D.	325,000	-
Kenneth Alo, M.D.	442,876	-
Total	$ 2,603,887	$ 427,553

(10) Long-Term Debt

      Long-term debt consists of the following at March 31:

2006
PSHS Partnership Ventures, Inc. (a)	$ 1,324,886
Gary J. Lustgarten Profit Sharing and Trust (b)	276,018
HBK Investments (c)	28,551,647

Wells Fargo (d)	64,000
CPM ASC acquisition promissory note (e)	7,338,383
37,554,935
Less current installments	12,697,012
$ 24,857,923

At March 31, 2006, the aggregate annual principal payments with respect to the obligations existing at that date as described above, are as follows:

Three Months Ending March 31:
2006	$ 12,697,012
2007	5,000,000
2008	17,000,000
2009	4,500,000
Thereafter	-
Less unamortized discount	1,642,077
$ 37,554,935

(a) Note payable for acquisition of PSHS Beta Partners, Ltd. Due on August 1, 2006 without a stated interest rate. Interest is imputed at 6.25% over the period. The face value is $1,351,458 with unamortized discount of $26,572. The total amount amortized to interest expense in 2006 was $19,602. The note is secured by the Company's interest in PSHS Beta Partners, Ltd. The Company's carrying amount of the partnership is $1,949,486.

(b) Note payable for acquisition of PSHS Beta Partners, Ltd. Due on August 1, 2006 without a stated interest rate. Interest is imputed at 6.25% over the period. The face value is $281,554 with unamortized discount of $5,535. The total amount amortized to interest expense in 2005 was $4,084. The note is secured by the Company's interest in PSHS Beta Partners, Ltd. The Company's carrying amount of the partnership is $1,949,486.

(c) Note payable to HBK Investments. Due on November 10, 2006 interest is either LIBOR + 7.25% or Prime + 4.5% at the discretion of the Company. Interest payments are due monthly with quarterly principal repayments beginning on April 1, 2006. Cetain mandatory prepayments must be made upon the occurrence of any sale or disposition of property or assets, upon the receipt of an extraordinary receipts, and upon issuance of any indebtedness other than indebtedness permitted by the agreement, including equipment leases and notes. The agreement requires compliance with various financial and nonfinancial covenants for the Company starting in the second quarter of 2005. The primary financial covenants pertain to, among other things, minimum EBITDA, minimum Free Cash Flow, Leverage ratio, and Market Capitalization. For the year end 2005 the Company was in violation of five sections of the agreement. The Company has financial restatements that violate the No Material Adverse Change clause. This also caused a violation of the complete disclosure clause. The disclosures over internal control report one or more material weaknesses. The restatement also caused a violation of meeting certain SEC laws regarding disclosure obligations. The Company failed to meet the EBITDA covenant for the quarter ended March 31, 2006. On May 2, 2006 and June 20, 2006 we entered into letter agreements with the lenders under our $30 million senior credit facility pursuant to which the lenders waived certain historic breaches of the terms of the credit facility in consideration for which we paid a $300,000 and a $150,000 waiver fee, respectively, to the lenders.The face value of the note is $30,000,000 with unamortized discount of $1,448,353. The total amount amortized to interest expense during 2005 was $184,284.

(d) Line of credit payable to Wells Fargo for equipment at The Centeno Clinic. Due on January 25, 2007 with Prime + 2% interest is payable monthly. The unused portion of the credit line is $86,000. The line of credit is secured by property for use at the practice.

(e) Note payable for acquisition of CPM, ASC LLC. Due on January 3, 2007 with a stated interest rate of 3.45% . Interest is imputed at 6.75% over the period. The face value is $7,500,000 with unamortized discount of $161,617. The total amount amortized to interest expense in 2006 was $161,617. The note is secured by the Company's interest in PainCare Surgery Centers III, Inc. The Company's carrying amount of the partnership is $15,045,403.

(11) Contractual Obligations

A summary of our contractual obligations and commercial commitments at March 31, 2006 were as follows:

		Less than 1 Year	1-3 Years	3-5 Years
Contractual Obligations	Total				5+ years
Long-term debt	$31,697,012	$ 3,879,012	$ 27,818,000	$ -	$ -
Convertible debentures	17,666,500	14,935,007	2,731,493	-	-
Capital leases (1)	4,278,626	1,562,270	2,426,210	290,146	-
Operating leases	16,214,628	3,325,812	6,728,016	2,884,528	3,276,272
Acquisition consideration (2)	51,988,232	257,400	51,730,832	-	-
Employment agreements (3)	3,000,000	600,000	1,800,000	600,000
Total contractual obligations	$124,844,998

1)	Includes the total minimum lease payments due in each year.
2)	Includes both the cash and stock components of the acquisition earnouts. One-half of the contractual obligation is a payment in cash, while the remaining half in payable in common stock priced at fair market value. This assumes the practices meet all earnings threshold obligations.
3)	Includes guaranteed minimum management bonuses through employment agreements which expire on December 31, 2010.

(12) Private Placement Offering

     On January 30, 2006, the Company and a group of accredited investors closed a private placement of 3,305,033 shares of the Company's common stock at a purchase price of $3.10 per share, for gross proceeds of $10,245,602. In addition, the private placement investors were granted warrants to purchase up to an additional 1,349,884 shares of common stock at $3.45 per share. The warrants issued in connection with this private placement offering are accounted for as derivative instruments in accordance with FAS 133.

(13) Recent Accounting Pronouncements

Stock-Based Compensation

     In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statement of operations. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

     The Company adopted SFAS 123R using the modified prospective method effective January 1, 2006, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, amounts for periods prior to January 1, 2006 presented herein have not been restated to reflect the adoption of SFAS 123R.

     The pro forma effect for the March 31, 2005 period is as follows (as restated) and has been disclosed to be consistent with prior accounting rules:

For the Three Months Ended March 31, 2005
Net income (loss), as reported	$(27,763,632)
Stock-based employee compensation included in reported net income (loss), net of tax	10,883,274
Stock-based employee compensation expense as determined under the fair value method for all awards, net of tax	(385,883)

Net income (loss), pro forma	$(17,266,241)

Earnings per share:
Basic – as reported	$(0.63)
Basic – pro forma	$(0.39)
Diluted – as reported	$(0.63)
Diluted – pro forma	$(0.39)

     The fair value concepts were not changed significantly in SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant.

The fair value of each option granted was estimated using the following assumptions:

	2006	2005
Risk-free interest rate	4.56%	3.71%
Expected life	2.504 years	2.50 years
Volatility	43.84%	48.90%
Dividend yield	0.00%	0.00%

     Total non-cash compensation expense for the three months ended March 31, 2006 related to unvested stock options amounted to $282,076 and is included in general and administrative expenses in the consolidated statement of operations.

     Subsequent to March 31, 2006, the Company granted 175,000 options to employees and directors at their fair value on the date of grant. The total value of these options amounted to $77,580 and will be expensed in the second quarter, since they vested on the grant date.

(14) Subsequent Events

     On April 3, 2006, the Company received notice from the American Stock Exchange (“AMEX”) of a failure to satisfy certain of the AMEX continued listing standards. The notice related to the failure of the Company to timely file its annual report on Form 10-K for the fiscal year ended December 31, 2005. The AMEX accepted the Company’s plan of compliance and granted the Company an extension to file its Form 10-K by June 2, 2006 and its Form 10-Q for the period ended March 31, 2006 by June 30, 2006. The Company successfully filed its Form 10-K for the fiscal year ended December 31, 2005 on June 1, 2006 and the Company plans to meet the deadline to file its Form 10-Q for the period ended March 31, 2006 by June 30, 2006.

     On June 7, 2006, the American Stock Exchange approved the Company’s request to replace 2,593,316 warrants previously granted to Midsummer Investments, Ltd., Islandia, L.P. and Laurus Master Fund, Ltd. in connection with convertible debenture financings with a total of 1,310,000 restricted common shares.

(15) Litigation

     We have become aware of eleven putative class action lawsuits and one derivative action filed against us and certain of our officers and directors. We understand that the lawsuits arose in connection with our determination to restate certain of our historical financial statements. We believe that the lawsuits lack merit and we have engaged the international law firm of McDermott Will & Emery LLP to vigorously defend against such allegations and claims. There can be no assurance at this time how the lawsuits in question will ultimately be resolved, or the impact, if any, such resolutions will have on our operations and/or financial condition.

     On March 21, 2006, Roy Thomas Mould filed a complaint under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, as well as the Company's chief executive officer and chief financial officer, before the United States District Court for the Middle District of Florida. The complaint is entitled Mould v. PainCare Holdings, Inc., et al. , Case No. 06-CV-00362-JA-DAB. Mr. Mould alleges material misrepresentations and omissions in connection with the Company's financial statements which appear to relate principally to the Company's previously announced intention to restate certain past financial statements. Mr. Mould seeks unspecified damages and purports to represent a class of shareholders who purchased the Company's common stock from August 27, 2002 to March 15, 2006. Ten additional complaints were filed shortly afterward before the same court which recite similar allegations. (Collectively, these cases will be referred to as the "Securities Litigation.") To allow for the selection of a lead plantiff(s) and counsel, and the consolidation of the individual class action complaints, plaintiffs and defendants have agreed that a response to the individual complaints is not required until after a consolidated complaint has been filed. The Company cannot predict the outcome of the Securities Litigation, but believes that the allegations lack merit and will vigorously defend against them. The Company anticipates that it will move to dismiss plaintiff’s consolidated class action complaint.

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

     On March 30, 2006 and May 3, 2006, two purported shareholders of the Company made separate demands on the Company’s board of directors. These demands raise many if not all of the same issues as the derivative action, but asks the independent directors to investigate the charges and to take “legal action against those individuals responsible.”

     In accordance with governing Florida law, the Company formed a special committee of independent directors (Tom Crane, Jay Rosen and Aldo Berti) to review and investigate the two derivative demands and the allegations of the derivative complaint, to oversee settlement discussions and to make recommendations concerning the handling of the demands and the complaint to the full board of directors. To assist with this charge, the special committee has retained the law firm of Morris, Nichols, Arshdt & Tunnel.

     The Company is currently involved in active settlement negotiations with the attorneys representing the shareholders to address the issues raised in the derivative demands and the derivative action. Although the outcome of these discussions cannot be predicted, the Company hopes to resolve the issues raised on an amicable basis and, thus, avoid the expense and uncertainty of protracted litigation.

     Except for the above matters, neither we nor any of our subsidiaries or managed practices are a party to any other legal action or proceeding which we believe could have a material adverse effect on our business, financial condition or results of operation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINACNIAL CONDITION AND RESULTS OF OPERATIONS

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

Outlook

     We are a health care services company focused on the treatment of pain. We have relationships with 60 physician practices and surgery centers. Our growth strategy is to enter into management agreements with profitable, established physician practices and expand the range of services they offer. Because we have acquired either the non-medical assets or the entire practice of 21 practices since December 1, 2000, and because our growth strategy involves acquiring additional physician practices, our historical results are not necessarily indicative of results to be expressed from any future period. Our company was formed in February 1997 and was acquired by HelpMate Robotics, Inc. in a merger in June 2002. Before the merger, the Company operated two pain management practices and HelpMate had sold its previous business. You should read the notes to our consolidated financial statements if you would like more information on our history.

We provide our services through physician practices with which we have one of three types of relationships:

•	Owned practices. These practices are owned by us through one of our wholly-owned subsidiaries. We own the property and the physicians are our employees.
•	Managed practices. In states where the corporate practice of medicine is not permitted, we are not permitted to own a physician’s practice. In these states, we manage physician practices pursuant to a management agreement.
•	Service and equipment contracts. We provide limited management services and equipment pursuant to specific contractual arrangements in such areas as in-house physical therapy, electrodiagnostic services and in-office surgery.

     We currently have two owned practices primarily providing surgery services, five owned practices primarily providing pain management services, one managed practice primarily providing surgery services, eleven managed practices primarily providing pain management services, two managed practices providing ancillary services, and 30 limited management services and equipment contracts.

     We had a number of acquisitions since we began our current business in 2000. The following table presents the changes in the number of practices we own and manage at December 31, 2005, 2004, 2003, 2002 and March 31, 2006.

	At December 31,				At March 31,
	2002	2003	2004	2005	2006
Owned physician practices	3	6	7	7	7

Managed physician practices	0	3	8	12	14

Limited Management service and equipment contracts	3	8	22	34	30

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

     The Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2000 through 2004 and all quarterly financial information for each of these years and the first three quarters of 2005 have been restated to give effect to the correction of certain errors that were discovered subsequent to December 31, 2005.

     As part of a periodic review by the Division of Corporation Finance of the SEC of our Annual Report on Form 10-KSB for the year ended December 31, 2004, we received and responded to a number of SEC staff comments. As of June 28, 2006 certain of the SEC comments remain unresolved and pertain to our method of accounting for (i) certain term notes, freestanding and embedded derivatives, and (ii) intangible assets acquired in connection with physician practice and surgery center acquisitions.

     In order to resolve the foregoing comments we intend to continue to discuss relevant accounting issues with the SEC staff, to continue to file responses to the accounting comments which the SEC staff has provided to date, and to respond to any additional accounting comments which the SEC staff may provide. In addition, based upon our interpretation of the applicable accounting pronouncements, we have restated our consolidated financial statements for the years ended December 31, 2000, December 31, 2001, December 31, 2002, December 31, 2003 and December 31, 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

     Additional disclosure regarding the foregoing matters is set forth in our Current Report on Form 8-K filed with the SEC on March 15, 2006, and in our audited consolidated financial statements for the year ended December 31, 2005.

Results of Operations

     Set forth below is certain of our selected consolidated financial and operating information for the three months ended March 31, 2006 and the comparable period in 2005, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

	Three Months Ended March 31, (in thousands, except per share amounts)

	2006	2005
		(As restated)
Total revenues	$23,308	$14,237
Gross profit	18,568	11,656
Net income (loss)	11,888	(27,764)

Income (loss) per common share, basic	$ 0.19	$ (0.63)
Income (loss) per common share, diluted	$ 0.17	$ (0.63)

Weighted average common shares outstanding:
Basic	61,599	44,413
Diluted	71,654	44,413

	At March 31, 2006
	(in thousands)

Working capital	$ (8,647)
Total current assets	40,010
Total assets	204,506
Stockholders’ equity	125,006

Comparison of the three months ended March 31, 2006 and 2005

     Total revenues increased to $23,308,474 for the three months ended March 31, 2006 from $14,236,740 for the comparable 2005 period, representing an increase of 63.7% . Operating income increased to $4,846,106 for the three months ended March 31, 2006 from $(14,190,900) for the comparable 2005 period. This increase was primarily the result $7,889,260 in revenue and $3,143,723 in operating income from “New-Practices” acquired since March 31, 2005. There was a 7.61% increase in revenues from practices acquired/managed prior to March 31, 2005 (“Same-Practices”). Net revenue for Same-Practices on a year over year basis is reflected in the chart below.

	For the Three Months Ended March 31,
	2006	2005	% Increase
Same-Practices
Revenues	$ 14,347,264	$ 13,332,764	7.61%

New-Practices
Revenues	$ 7,899,260	-	-

     Gross profit increased to $18,567,740 for the three months ended March 31, 2006 from $11,655,517 for the comparable 2005 period, representing an increase of 59.3% . This increase is attributed to the six practices, three ambulatory surgical centers and intraoperative monitoring company interest acquired since March 31, 2005.

     Operating expenses decreased to $13,721,634 for the three months ended March 31, 2006 from $25,846,417 in the comparable 2005 period, representing a decrease of 46.9% . The decrease is primarily due to the non-cash charge of $18,138,790 in 2005 related to accounting for our variable stock option plan. In addition, $1,090,390 in 2006 is attributed to non-recurring accounting, legal, and consulting expenses related to our financial restatement, class action lawsuits and initial implementation of Sarbanes-Oxley compliance.

     Interest expense increased to $1,932,194 for the three months ended March 31, 2006 from $898,920 in the comparable 2005 period, representing an increase of 114.9% . This increase is primarily the result of $849,378 in non-cash interest expense from derivative instruments related to our convertible debentures.

     The provision for income taxes increased to $1,188,607 for the three months ended March 31, 2006 compared with a benefit of $(5,536,065) for the three months ended March 31, 2005, representing an increase of 121.5% . This increase is primarily related to the temporary difference caused by the tax benefit related to the accounting for variable stock options. This tax benefit is not recurring since the company now reports stock options in accordance with FAS 123R as of January 1, 2006.

     As a result of the above changes, net income was $11,888,099 for the three months ended March 31, 2006 compared with net loss of $(27,763,632) in the comparable 2005 period, representing an increase of 142.8% . This increase is primarily due to the non-cash benefit of $10,394,555 in 2006 as compared to a non-cash expense of $(18,238,898) in 2005 from derivative instruments related to our convertible debentures.

Liquidity and capital resources on March 31, 2006

     Cash amounted to $8,986,479 at March 31, 2006, compared to $10,272,446 as of March 31, 2005. The net cash provided by operations was $447,423 for the three months ended March 31, 2006, compared to cash provided by operations of $316,500 for the comparable period in 2005. This net decrease in cash from operations is primarily due to non-recurring accounting, legal and consulting expenses related to our financial restatement, class action lawsuits and initial implementation of Sarbanes-Oxley compliance.

     Cash used in investing activities was $(15,237,938) for the three months ended March 31, 2006 compared with a use of $(8,317,468) in the comparable 2005 period. This increase is primarily due to acquisitions during the three months ended March 31, 2006.

     Cash provided by financing activities was $1,063,829 for the three months ended March 31, 2006 compared with a use of $(827,426) in the comparable 2005 period. This increase is primarily due to cash raised through the private placement common stock offering, which closed in January 2006.

     Management believes the current cash position will be sufficient to provide us with capital to fund working capital needs for the next twelve months. We have significant indebtedness, as described under “Convertible Debt” and “Other Debt.” We are obligated to make principal payments of $10,830,160 in 2006, and $6,500,000 in 2007. We may not have adequate funds from operations to pay the debt when it comes due. It will be necessary, in order to expand our business, consummate acquisitions and refinance indebtedness, to raise additional capital. No assurance can be given at this time that such funds will be available, or if available will be sufficient in the near term or that future funds will be sufficient to meet growth. In the event of such developments, attaining financing under such conditions may not be possible, or even if such funds are available, the terms on which such capital may be available, may not be commercially feasible or advantageous.

Convertible debt

     On December 18, 2003, we completed a private placement offering of $10 million in 7.5% convertible debentures to two institutional investors, Midsummer Investments Ltd. and Islandia, L.P. The debentures are due December 17, 2006 and are convertible by the investors at any time into shares of common stock at an adjusted fixed price of $1.90 per share. Interest on the debentures is payable (in cash or stock, at our election) in quarterly installments, which commenced in March 2004. Interest paid in shares is based upon 90% of the market value for the shares as defined in the debentures. The debentures have full ratchet anti-dilution protection, which means that, with certain exceptions, if we issue common stock or securities convertible or exercisable for common stock, with a purchase, conversion or exercise price below the conversion price of the debentures such conversion price is automatically reduced to the lower price. The debenture holders also have a right of first refusal to participate in future equity financings of PainCare. With certain exceptions, PainCare is not permitted to incur debt that would be senior to or pari passu with the debentures. The securities purchase agreement pursuant to which the debentures were sold provides that we shall not effect any conversion of debentures and holder shall not have the right to convert any portion of debentures to the extent that after giving effect to such conversion the holder (together with the holder’s affiliates), would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to such conversion. The investors also received warrants to purchase 1,263,316 shares of common stock. The warrants were cancelled on June 7, 2006, in consideration for the issuance of 761,622 shares of common stock to the investors.

     On July 1, 2004, we completed an institutional private placement offering with aggregate proceeds of $1.5 million from Midsummer Investments Ltd. Pursuant to a separate securities purchase agreement with Midsummer, we issued and sold a $1.5 million fixed price 7.5% Convertible Debenture. The 7.5% convertible debenture is due July 1, 2007 and is convertible into shares of our common stock at an adjusted price of $1.90 per share. Interest on the debenture is payable in quarterly installments commencing in September 2004 in cash or stock, at our election. The conversion terms and other terms, including anti-dilution protections, are otherwise substantially the same as the December 17, 2003 debenture issued to Midsummer. Midsummer also received warrants to purchase 165,000 shares of common stock. The warrants were cancelled on June 7, 2006, in consideration for the issuance of 98,378 shares of common stock to Midsummer.

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

The outstanding balance under the credit facility was $30,000,000 at March 31, 2006.

     On May 2, 2006 and June 20, 2006, we entered into letter agreements with the lenders under the credit facility pursuant to which the lenders waived certain historic breaches of the terms of the credit facility in consideration for which we paid a $300,000 and a $150,000 waiver fee, respectively, to the lenders. Subsequent to the date of the letter agreements we may have failed to comply with certain covenants set forth in the credit facility. To date we have not received a notice letter from the lenders with respect to any breaches or defaults under the terms of the credit facility after the date of the letter agreement.

A summary of our contractual obligations and commercial commitments at March 31, 2006 were as follows:

		Less than 1 Year	1-3 Years	3-5 Years
Contractual Obligations	Total				5+ years
Long-term debt	$ 31,697,012	$ 3,879,012	$ 27,818,000	$ -	$ -
Convertible debentures	17,666,500	14,935,007	2,731,493	-	-
Capital leases (1)	4,278,626	1,562,270	2,426,210	290,146	-
Operating leases	16,214,628	3,325,812	6,728,016	2,884,528	3,276,272
Acquisition consideration (2)	51,988,232	257,400	51,730,832	-	-
Employment agreements (3)	3,000,000	600,000	1,800,000	600,000
Total contractual obligations	$124,844,998

1)	Includes the total minimum lease payments due in each year.
2)	Includes both the cash and stock components of the acquisition earnouts. One-half of the contractual obligation is a payment in cash, while the remaining half in payable in common stock priced at fair market value. This assumes the practices meet all earnings threshold obligations.
3)	Includes guaranteed minimum management bonuses through employment agreements which expire on December 31, 2010.

Recent events

      On January 3, 2006 the Company acquired Center for Pain Management ASC, LLC (“CPMASC”), a fully accredited ambulatory surgical center with four locations in Maryland. The initial portion of the purchase price consisted of $3,750,000 in cash plus 1,021,942 common shares. The Company will pay the balance of the consideration, $7,500,000 in cash, one year from the acquisition date. The members of CPMASC did have a prior relationship with the Company from the acquisition of Center for Pain Management, LLC in December 2004.

     On January 6, 2006 the Company acquired REC, Inc. & CareFirst Medical Associates, P.A.,(“REC” and “CMA”) co-located pain management and orthopedic rehabilitation practices located in Whitehouse, Texas. In connection with the purchase of REC and CMA, the Company will provide, through a wholly owned subsidiary, ongoing management and administrative services pursuant to a Management Agreement entered into with REC and CMA. The initial portion of the purchase price consisted of $625,000 in cash and 191,131 PainCare common shares subject to certain post-closing adjustments, if any. In addition, the Company will pay REC and CMA an additional $1,250,000 in three equal annual payments (50% in cash and 50% in PainCare common stock priced at market) subject to the satisfaction of certain earnings goals and the payment of the management fee to the Company. Neither REC, CMA nor its members have any prior relationship with the Company or its affiliates.

     On January 20, 2006, the Company acquired Desert Pain Medicine Group, a California-based pain management practice operating three offices in Palm Springs, Yucca Valley and Rancho Mirage, California. In connection with the purchase of Desert Pain, the Company will provide, through a wholly owned subsidiary, on going management and administrative services pursuant to a Management Agreement entered into with Desert Pain. The initial portion of the purchase price consisted of $1,500,000 in cash and 471,698 shares of PainCare’s common stock subject to certain post-closing adjustments, if any. In addition, the Company will pay Desert Pain an additional $3,000,000 in three equal annual payments (50% in cash and 50% in PainCare common stock priced at market) subject to the satisfaction of certain earnings goals and the payment of the management fee to the Company. Neither Desert Pain nor its members have any prior relationship with the Company or its affiliates.

     On January 30, 2006, the Company and a group of accredited investors closed a private placement of 3,305,033 shares of the Company's common stock at a purchase price of $3.10 per share, for gross proceeds of $10,245,602. In addition, the private placement investors were granted warrants to purchase up to an additional 1,349,884 shares of common stock at $3.45 per share.

     On February 1, 2006, the Company acquired 60% of the capital stock of Amphora, LLC, a Colorado-based Intraoperative Monitoring (IOM) company serving medical institutions and surgeons throughout Colorado, Wyoming, Arizona and Nebraska. The terms of the acquisition provide for PainCare to pay Amphora's members total consideration of up to $15 million for a 60% ownership in the Company. The initial portion of the purchase price consisted of $3,250,000 in cash and 1,035,032 shares of PainCare’s common stock. The balance of the consideration will be paid in installments over four years subject to a yearly formula.

FORWARD-LOOKING STATEMENTS

The terms “PainCare,” “Company,” “we,” “our,” and “us” refer to PainCare Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

     This quarterly report contains and may incorporate by reference “forward-looking” statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “intend,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. Variations on those or similar words, or the negatives of such words, also may indicate forward-looking statements.

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

     In addition to the risks and uncertainties discussed above you can find additional information concerning risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements in this quarterly report under the section “Risk Factors.” The forward-looking statements contained in this quarterly report represent our judgment as of the date of this quarterly report, and you should not unduly rely on such statements.

     Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this quarterly report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in the filing may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

Interest Rate Risk

     We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of March 31, 2006, we had $30 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at a rate of either LIBOR plus 7.25% or prime plus 4.25%, with a term of 48 months. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 10.92% per annum for the three months ended March 31, 2006 would correspondingly decrease our pre-tax earnings and operating cash flows by approximately $146,880 and $2,375, respectively.

Intangible Asset Risk

     We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at March 31, 2006 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") designed to ensure information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our disclosure committee and management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). During this evaluation, management considered the impact any material weaknesses and other deficiencies in our internal control over financial reporting might have on our disclosure controls and procedures. In accordance with Section 404 of the Sarbanes-Oxley Act and the rules and regulations promulgated under this section, we were required for our Annual Report on Form 10-K for the year ended December 31, 2005 to evaluate and report on our internal control over financial reporting. In our report contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we reported the following material weaknesses:

     Inadequate controls over the process for the identification and implementation of the proper accounting for complex and non-routine transactions which caused the Company to restate its consolidated financial statements for the years ended December 31, 2000, December 31, 2001, December 31, 2002, December 31, 2003 and December 31, 2004, and for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005 (collectively, the “financial statements”) to correct the Company's financial statements;

      Inadequate segregation of duties in the field locations;

      Inadequate controls to timely identify, analyze, record, and properly disclose all transactions with related parties;

     Inadequate controls over operating knowledge or training, adequate backup and security of certain critical financial systems;

       Inadequate controls over the timeliness and accuracy of the monthly close process; and

     Inadequate adequate technical expertise with respect to income tax accounting and tax compliance to effectively oversee these areas.

     Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting as of December 31, 2005 have not yet been remediated, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were not effective as of March 31, 2006. To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

     The certifications of our Chief Executive Officer and our Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting

     In order to remediate the material weaknesses in internal control over financial reporting and ensure the integrity of our financial reporting processes for the remainder of 2006, we are planning the following enhancements:

Identification and implementation of the proper accounting for complex and non-routine transactions.

     The creation and staffing of an Assistant Controller position to provide oversight over the accounting organization as well as other actions to strengthen the operation and effectiveness of our internal controls and allow the Controller the essential time to identify accounting issues, and prepare the required disclosures in the notes to the financial statements.

     Engage a third party advisor with expertise in identifying, researching and evaluating the appropriateness of complex accounting principles and for evaluating the effects of new accounting pronouncements.

Segregation of duties in the field locations

     The creation and staffing of two Internal Auditors to provide technical expertise in the review of accounting and reconciliation processes as well as enforcing of corporate policy and procedures related to field operations.

Timely identify, analyze, record, and properly disclose all transactions with related parties

     The two Internal Auditors will also be responsible for the identification and documentation of new related parties. In addition, they will also review all existing related party arrangements and authorize transactions to ensure that documentation is analyzed and recorded timely.

     Engage a third party advisor with expertise in identifying, researching and evaluating the appropriateness of complex accounting principles and for evaluating the effects of new accounting pronouncements.

Operating knowledge or training, adequate backup and security of certain critical financial systems

     Engage a third party advisor with expertise in information system security to help implement, train and ensure compliance with corporate IT policies and procedures.

Timeliness and accuracy of the monthly close process

     The creation and staffing of an Assistant Controller to provide oversight over the accounting organization as well as other actions to strengthen the operation and effectiveness of our internal controls and allow the Controller the essential time to identify accounting issues, and prepare the required disclosures in the notes to the financial statements.

     Engage a third party advisor with expertise in identifying, researching and evaluating the appropriateness of complex accounting principles and for evaluating the effects of new accounting pronouncements.

     The creation and staffing of two Internal Auditors to provide technical expertise in the review of accounting and reconciliation processes to ensure the accurate and timely reporting of each field location prior to consolidation at corporate.

Accounting for income taxes

     Engage a third party advisor to provide oversight over the income tax accounting and tax compliance as well as other actions to strengthen the income tax accounting function within the organization.

     Until these changes are fully implemented, the material weaknesses will continue to exist. Management presently anticipates that the changes necessary to remediate these weaknesses will be in place by the end of the third quarter of 2006.

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We have become aware of eleven putative class action lawsuits and one derivative action filed against us and certain of our officers and directors. We understand that the lawsuits arose in connection with our determination to restate certain of our historical financial statements. We believe that the lawsuits lack merit and we have engaged the international law firm of McDermott Will & Emery LLP to vigorously defend against such allegations and claims. There can be no assurance at this time how the lawsuits in question will ultimately be resolved, or the impact, if any, such resolutions will have on our operations and/or financial condition.

     On March 21, 2006, Roy Thomas Mould filed a complaint under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, as well as the Company's chief executive officer and chief financial officer, before the United States District Court for the Middle District of Florida. The complaint is entitled Mould v. PainCare Holdings, Inc., et al. , Case No. 06-CV-00362-JA-DAB. Mr. Mould alleges material misrepresentations and omissions in connection with the Company's financial statements which appear to relate principally to the Company's previously announced intention to restate certain past financial statements. Mr. Mould seeks unspecified damages and purports to represent a class of shareholders who purchased the Company's common stock from August 27, 2002 to March 15, 2006. Ten additional complaints were filed shortly afterward before the same court which recite similar allegations. (Collectively, these cases will be referred to as the "Securities Litigation.") To allow for the selection of a lead plantiff(s) and counsel, and the consolidation of the individual class action complaints, plaintiffs and defendants have agreed that a response to the individual complaints is not required until after a consolidated complaint has been filed. The Company cannot predict the outcome of the Securities Litigation, but believes that the allegations lack merit and will vigorously defend against them. The Company anticipates that it will move to dismiss plaintiff’s consolidated class action complaint.

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

     On March 30, 2006 and May 3, 2006, two purported shareholders of the Company made separate demands on the Company’s board of directors. These demands raise many if not all of the same issues as the derivative action, but asks the independent directors to investigate the charges and to take “legal action against those individuals responsible.”

     In accordance with governing Florida law, the Company formed a special committee of independent directors (Tom Crane, Jay Rosen and Aldo Berti) to review and investigate the two derivative demands and the allegations of the derivative complaint, to oversee settlement discussions and to make recommendations concerning the handling of the demands and the complaint to the full board of directors. To assist with this charge, the special committee has retained the law firm of Morris, Nichols, Arshdt & Tunnel.

     The Company is currently involved in active settlement negotiations with the attorneys representing the shareholders to address the issues raised in the derivative demands and the derivative action. Although the outcome of these discussions cannot be predicted, the Company hopes to resolve the issues raised on an amicable basis and, thus, avoid the expense and uncertainty of protracted litigation.

     Except for the above matters, neither we nor any of our subsidiaries or managed practices are a party to any other legal action or proceeding which we believe could have a material adverse effect on our business, financial condition or results of operation.

ITEM 1A. RISK FACTORS

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

     We have become aware of eleven putative class action lawsuits and one derivative action filed against us and certain of our officers and directors. We understand that the lawsuits arose in connection with our determination to restate certain of our historical financial statements. We believe that the lawsuits lack merit and we have engaged the international law firm of McDermott Will & Emery LLP to vigorously defend against such allegations and claims. There can be no assurance at this time how the lawsuits in question will ultimately be resolved, or the impact, if any, such resolutions will have on our operations and/or financial condition.

We may need to negotiate a waiver letter with respect to our senior credit facility.

     On May 2, 2006 and June 20, 2006 we entered into letter agreements with the lenders under our $30 million senior credit facility pursuant to which the lenders waived certain historic breaches of the terms of the credit facility in consideration for which we paid a $300,000 and a $150,000 waiver fee, respectively, to the lenders.

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

     During our assessment with respect to the effectiveness of the foregoing controls as of December 31, 2005, the end of our most recent fiscal year, management identified a number of material weaknesses, which are fully disclosed in Item 9A of our 10-K for the fiscal year ended December 31, 2005.

     As a result of the material weaknesses, management concluded that our disclosure controls and procedures and our internal controls over financial reporting as of December 31, 2005, the end of our most recent fiscal year, were not effective. Management has concluded that our disclosure controls and procedures remain not effective as of March 31, 2006.

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
  possible decreases in capital resources or dilution to existing stockholders;
  difficulties and expenses incurred in connection with an acquisition;
  the difficulties of operating an acquired business;
  the diversion of management’s attention from other business concerns;
  a limited ability to predict future operating results of acquired practices; and
  the potential loss of key physicians, employees and patients of an acquired practice.

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

     As of March 31, 2006, we had an intangible asset, net goodwill, of approximately $135.7 million, which constituted 66% of our total assets. The net goodwill reflects the amount we pay for our acquired practices in excess of the fair value of other identifiable intangible and tangible assets. Our net goodwill will increase in the future as a result of our acquisitions as we pay the contingent purchase price for the acquisitions according to the terms of the respective purchase agreements. In addition, we expect to acquire additional goodwill in connection with future acquisitions. As prescribed by generally accepted accounting principles, we do not amortize goodwill; rather it is carried on our balance sheet until it is impaired. At least annually we test net goodwill for impairment. Any determination of impairment could require a significant reduction, or the elimination, of goodwill, which could hurt our results of operations. Also, the effect of a prolonged downturn in our business will be exacerbated by the impairment, and resulting write-down, of goodwill related to a reduction in the value of our acquired practices.

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

     Our 7.5% convertible debentures and our secured convertible term notes contain certain provisions and restrictions, which if violated, could result in the full principal amount, $9,653,008 as of March 31, 2006, together with interest and other amounts, becoming immediately due and payable in cash on such securities. If such an event occurred and if a holder of such securities demanded repayment, we might not have the cash resources to repay such indebtedness. The debentures have a term of three years, with interest payable quarterly. Subject to certain conditions, the quarterly interest payments on the debentures may be paid, at our option, in cash or additional shares of our common stock. Our secured convertible term notes are repayable in monthly installments of principal over the three year life of the notes. Subject to certain conditions, the monthly principal and interest payments on the notes may be paid, at our option, in cash or additional shares of common stock. If we made the payments on the debentures and notes in cash rather than additional shares of common stock, it would reduce the amount of cash available to fund operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following information sets forth certain information for all securities sold by the Company during the three months ended March 31, 2006 without registration under the Securities Act of 1933, as amended (the "Securities Act").

     Between January 1, 2006 and March 31, 2006 a total of 63,652 common stock shares were issued for the payment of convertible debenture interest due to Midsummer Investments, Ltd. and Islandia, L.P.

     Between January 1, 2006 and March 31, 2006 a total of 3,305,033 common stock shares and 1,349,884 warrants were issued in connection with a private placement of offering of the Company’s common stock.

     Between January 1, 2006 and March 31, 2006 a total of 1,021,942 common stock shares were issued for the acquisition of the Center for Pain Management ASC, LLC.

     Between January 1, 2006 and March 31, 2006 a total of 191,131 common stock shares were issued for the acquisition of REC, Inc. and CareFirst Medical Associates.

     Between January 1, 2006 and March 31, 2006 a total of 471,698 common stock shares were issued for the acquisition of Desert Pain Medicine Group.

     Between January 1, 2006 and March 31, 2006 a total of 1,035,032 common stock shares were issued for the acquisition of Amphora, LLC.

     Between January 1, 2006 and March 31, 2006 a total of 159,381 common stock shares were issued representing the second of three earnout installments related to the acquisition of Kenneth M. Alo, M.D., P.A.

     Between January 1, 2006 and March 31, 2006 a total of 615,984 common stock shares were issued representing a portion of the potential earnout installments related to the acquisition of Denver Pain Management.

     Between January 1, 2006 and March 31, 2006 a total of 626,138 common stock shares were issued representing the first of three earnout installments related to the acquisition of Center for Pain Management.

     Between January 1, 2006 and March 31, 2006 a total of 59,654 common stock shares were issued representing the second of four earnout installments related to the acquisition of Bone and Joint Surgical Clinic.

     Between January 1, 2006 and March 31, 2006 a total of 58,194 common stock shares were issued representing the second of three earnout installments related to the Spine and Pain Center.

     Between January 1, 2006 and March 31, 2006 a total of 68,990 common stock shares were issued representing the second of three earnout installments related to the purchase of three EDX contract rights.

     Between January 1, 2006 and March 31, 2006 a total of 176,457 common stock shares were issued representing the second of three earnout installments related to the Health Care Center of Tampa, Inc.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

No.	Description
10.1	Securities Purchase Agreement By and Among PainCare Holdings, Inc. and Those Certain Buyers Listed in the Schedule Attached to the Agreement. (1)

10.2	Asset Purchase Agreement By and Among PainCare Holdings, Inc., PainCare Surgery Centers III, Inc. and Center for Pain Management ASC, LLC.

10.3	Merger Agreement and Plan of Reorganization By and Among PainCare Holdings, Inc., PainCare Acquisition Company XXII, Inc., REC, Inc. and Robert Carpenter, D.C. (3)

10.4	Merger Agreement and Plan of Reorganization By and Among PainCare Holdings, Inc., PainCare Acquisition Company XXII, Inc., CareFirst Medical Associates, P.A. and Randall Rodgers, D.O. (3)

10.5	Merger Agreement and Plan of Reorganization By and Among PainCare Holdings, Inc., PainCare Acquisition Company XIX, Inc., Desert Pain Medicine Group and C. Edward Anderson, Jr., M.D. (4)

10.6	Membership Interest Purchase Agreement By and Among Bruce Lockwood, M.D., John D. Bender, D.O., Richard Flores, Amphora, LLC, PainCare Holdings, Inc. and PainCare Neuromonitoring I, Inc. (5)

31.1	Certification of Chief Executive Officer of PainCare Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial and Accounting Officer of PainCare Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Chief Executive Officer and Chief Financial and Accounting Officer of PainCare Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC with the Company’s Form 8-K on January 3, 2006
(2)	Previously filed with the SEC with the Company’s Form 8-K on January 9, 2006
(3)	Previously filed with the SEC with the Company’s Form 8-K on January 11, 2006
(4)	Previously filed with the SEC with the Company’s Form 8-K on January 25, 2006
(5)	Previously filed with the SEC with the Company’s Form 8-K on February 3, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 29, 2006	PainCare Holdings, Inc. /s/ Randy A. Lubinsky Randy A. Lubinsky Chief Executive Officer

Date: June 29, 2006	/s/ Mark Szporka Mark Szporka Chief Financial & Accounting Officer