Form 10-Q
period 2006-06-30
PAINCARE HOLDINGS INC
filed 2006-08-14
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

Commission File Number 1-14160

PainCare Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Florida	06-1110906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 N. Orange Avenue, Suite 105, Orlando, Florida 32801

(Address of Principal Executive Offices)

(407) 367-0944

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

As of August 10, 2006 there were 65,836,016 outstanding shares of the Registrant’s common stock, $0.0001 par value.

PAINCARE HOLDINGS, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

PAINCARE HOLDINGS, INC.

Consolidated Balance Sheets

As of June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,249,412	$22,713,165
Accounts receivable, net	26,313,430	21,263,405
Due from stockholders	2,733,420	—
Deposits and prepaid expenses	2,950,435	2,557,492
Deferred tax asset	1,042,033	683,391

Total current assets	39,288,730	47,217,453
Property and equipment, net	12,697,511	11,494,656
Goodwill, net	139,812,167	111,468,292
Due from stockholder	—	427,553
Deferred tax asset	—	867,854
Other assets	16,897,250	11,834,822

Total assets	$208,695,658	$183,310,630

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$3,899,135	$3,522,714
Accrued compensation expense	17,142,549	17,142,549
Derivative liabilities	—	12,952,455
Acquisition consideration payable	2,554,000	8,011,567
Common stock payable	—	5,405,601
Income tax payable	1,420,409	3,003,766
Current portion of notes payable	12,699,012	3,883,012
Current portion of convertible debentures	8,334,717	8,519,131
Current portion of capital lease obligations	1,573,664	1,646,378

Total current liabilities	47,623,486	64,087,173

Notes payable, less current portion	24,282,363	26,129,569
Convertible debentures, less current portion	1,184,944	1,133,877
Capital lease obligations, less current portion	2,886,440	2,872,708
Deferred tax liability	311,198	—

Total liabilities	76,288,431	94,223,327

Minority interests in consolidated subsidiaries	2,505,516	1,763,838

Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value. Authorized 200,000,000 shares; issued and outstanding 65,686,016 and 55,823,026 shares	6,569	5,582
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Additional paid in capital	137,719,608	106,253,345
Accumulated deficit	(7,901,081)	(18,983,089)
Accumulated other comprehensive income	76,615	47,627

Total stockholders’ equity	129,901,711	87,323,465

Total liabilities and stockholders’ equity	$208,695,658	$183,310,630

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Revenues:
Pain management	$12,485,143	$9,794,283	$25,714,642	$19,055,347
Surgeries	1,604,047	2,301,230	3,485,077	3,705,033
Ancillary services	9,502,122	3,792,340	17,700,067	7,364,213

Total revenues	23,591,312	15,887,853	46,899,786	30,124,593

Cost of revenues	5,370,006	2,434,558	10,110,740	5,015,781

Gross profit	18,221,306	13,453,295	36,789,046	25,108,812

General and administrative expense	15,455,145	981,758	28,061,948	26,316,057
Amortization expense	626,074	285,131	1,117,405	532,899
Depreciation expense	548,095	241,526	1,171,595	505,877

Operating income (loss)	1,591,992	11,944,880	6,438,098	(2,246,021)

Interest expense	2,095,721	1,292,490	4,027,915	2,191,410
Derivative expense (benefit)	(98,396)	(4,992,151)	(10,492,951)	13,246,747
Other income	311,428	114,361	453,537	143,383

Income (loss) before income taxes	(93,905)	15,758,902	13,356,671	(17,540,795)

Provision (benefit) for income taxes	315,717	4,551,003	1,504,324	(985,062)

Income (loss) before minority interests	(409,622)	11,207,899	11,852,347	(16,555,733)

Minority interests in net earnings of consolidated subsidiaries	396,469	97,072	770,339	97,072

Net income (loss)	$(806,091)	$11,110,827	$11,082,008	$(16,652,805)

Basic income (loss) per common share	$(0.01)	$0.22	$0.18	$(0.37)

Basic weighted average common shares outstanding	64,482,619	51,621,811	63,011,366	44,412,972

Diluted income (loss) per common share	$(0.01)	$0.18	$0.16	$(0.37)

Diluted weighted average common shares outstanding	64,482,619	61,803,873	71,718,631	44,412,972

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005 (Unaudited)

	2006	2005
		(As restated)
Cash flows from operating activities:
Net income (loss)	$11,082,008	$(16,652,805)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,289,000	1,038,776
Non-cash transactions and other	431,373	42,112
Amortization of debt discount	1,367,078	1,196,210
Common stock issued for debenture interest payments	196,050	599,067
Derivative (benefit) expense	(10,492,951)	13,246,747
Deferred income taxes	385,474	(4,145,762)
Amortization of deferred financing expenses	(37,014)	(475,717)
Non-cash compensation expense	1,182,015	11,977,160
Minority interests	770,339	97,072

Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(2,996,560)	(3,248,097)
Deposits and prepaid expenses	107,294	(923,059)
Other assets	(102,396)	(1,375,831)
Interest payable	—	(59,075)
Income tax payable	(1,583,357)	455,009
Accounts payable and accrued expenses	(712,817)	616,976

Net cash provided by operating activities	1,885,536	2,388,783

Cash flows from investing activities:
Purchase of property and equipment	(1,022,302)	(562,185)
Cash paid for earnouts	(7,705,992)	(3,960,833)
Cash used for acquisitions	(9,982,214)	(16,283,479)
Cash from acquisitions	655,556	127,712

Net cash used in investing activities	(18,054,952)	(20,678,785)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of capital offering costs	4,090,707	424,362
Payments of capital lease obligations	(879,755)	(773,526)
Payment of convertible debentures	—	(135,500)
Due from stockholders	(2,294,643)	(495,202)
Cash distributions to minority interests	(458,646)	—
Net proceeds from (payments on) notes payable	(752,000)	12,400,119

Net cash provided by (used in) financing activities	(294,337)	11,420,253

Net decrease in cash and cash equivalents	(16,463,753)	(6,869,749)
Cash and cash equivalents at beginning of period	22,713,165	19,100,840

Cash and cash equivalents at end of period	$6,249,412	$12,231,091

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,464,787	$439,774
Cash paid during the period for income taxes	2,538,328	—
Non-cash investing and financing transactions:
Common stock issued for acquisitions	9,624,459	15,922,038
Common stock issued for earnouts	7,481,786	4,858,807
Acquisition consideration payable	2,554,000	2,154,300
Common stock issued for debenture conversions	—	15,735,237
Common stock issued for cancelled warrants	3,486,632	—
Common stock issued for common stock payable	5,405,601

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2006 (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2005	55,823,026	$5,582	$106,253,345	$(18,983,089)	$47,627	$87,323,465
Common stock issued for earnouts	2,464,502	247	7,481,539	—	—	7,481,786
Common stock issued for acquisitions	2,719,803	272	9,624,187	—	—	9,624,459
Common stock options issued to employees	—	—	1,182,015	—	—	1,182,015
Common stock issued for debenture interest payments	63,652	6	196,044	—	—	196,050
Common stock issued for private placement offering	3,305,033	331	9,495,977	—	—	9,496,308
Common stock issued for cancelled warrants	1,310,000	131	3,486,501	—	—	3,486,632
Components of comprehensive income:
Translation adjustment	—	—	—	—	28,988	28,988
Net income	—	—	—	11,082,008	—	11,082,008

Comprehensive income	—	—	—	—	—	11,110,996

Balances at June 30, 2006	65,686,016	$6,569	$137,719,608	$(7,901,081)	$76,615	$129,901,711

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

Presentation of Interim Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. The consolidated financial results as of and for the three and six-month periods ended June 30, 2005 have been restated; for further information as to the restatement refer to the Company’s annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on June 1, 2006.

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

Cash and Cash Equivalents

The Company has a qualified cash requirement from the HBK Investments credit facility. This requires the Company to maintain a minimum consolidated balance of $2,000,000 in cash and cash equivalents at all times.

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

Property and equipment, net at June 30, 2006 and December 31, 2005, consisted of:

	June 30, 2006	December 31, 2005
Furniture, fixtures & equipment	$11,363,050	$10,744,044
Medical equipment	9,650,659	7,895,215

Total cost	21,013,709	18,639,259
Less accumulated depreciation	8,316,198	7,144,603

Property and equipment, net	$12,697,511	$11,494,656

Valuation of Goodwill and Intangible Assets

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

The recording of a net deferred tax asset assumes the realization of such asset in the future, otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has not recorded any valuation allowances as of June 30, 2006 or 2005. The Company anticipates that it will generate sufficient pretax income in the future to realize its deferred tax assets.

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

(3) Categories of Revenue by Operating Segment

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

	For the Three Months Ended June 30, 2006
	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Totals
Revenues	$12,485,143	$1,604,047	$9,502,122	$—	$23,591,312
Operating income (loss)	3,275,756	169,779	3,677,856	(5,531,399)	1,591,992

	For the Three Months Ended June 30, 2005
	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Totals
Revenues	$9,794,283	$2,301,230	$3,792,340	$—	$15,887,853
Operating income (loss)	5,613,722	774,835	1,485,353	4,070,970	11,944,880

	For the Six Months Ended June 30, 2006
	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Totals
Revenues	$25,714,642	$3,485,077	$17,700,067	$—	$46,899,786
Operating income (loss)	7,756,394	655,994	6,426,784	(8,401,074)	6,438,098

	For the Six Months Ended June 30, 2005
	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Totals
Revenues	$19,055,347	$3,705,033	$7,364,212	$—	$30,124,592
Operating income (loss)	9,816,015	1,205,473	2,727,527	(15,995,036)	(2,246,021)

These items, appearing in the Statements of Operations, are not allocated to the company’s operating segments: interest expense, derivative expense (benefit), and other income. Total assets of the operating segments have materially changed since December 31, 2005 as a result of the company’s acquisitions, as described in Note 7.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$(806,091)	$11,110,827	$11,082,008	$(16,652,805)

Basic weighted average common shares outstanding	64,482,619	51,621,811	63,011,366	44,412,972

Basic income (loss) per common share	$(0.01)	$0.22	$0.18	$(0.37)

Diluted income (loss) per common share:

Net income (loss) available to common shareholders	$(806,091)	$11,110,827	$11,082,008	$(16,652,805)
Plus impact of assumed conversions
Interest expense on 7.5% convertible note due 2006, net of tax	—	104,114	225,000	—
Interest expense on 7.25% convertible note due 2007, net of tax	—	—	—	—
Interest expense on 7.5% convertible note due 2007, net of tax	—	17,438	33,750	—

Net income (loss) available to common shareholders plus assumed conversions	$(806,091)	$11,232,379	$11,340,758	$(16,652,805)

Basic weighted average common shares outstanding	64,482,619	51,621,811	63,011,366	44,412,972
Plus incremental shares from assumed conversions
7.5% convertible note due 2006	—	4,713,242	4,713,242	—
7.25% convertible note due 2007	—	—	—	—
7.5% convertible note due 2007	—	789,474	789,474	—
Employee stock option plan for vested, in the money options	—	3,174,115	2,612,773	—
Warrants issued, outstanding, and in the money	—	1,505,231	256,776	—
Contingent shares for acquisitions	—	—	335,000	—
Initial shares for acquisitions, weighted	—	—	—	—

Diluted weighted average common shares outstanding	64,482,619	61,803,873	71,718,631	44,412,972

Diluted income (loss) per common share	$(0.01)	$0.18	$0.16	$(0.37)

Potentially dilutive shares at June 30, 2006 of approximately 1,781,419 shares were not included in the diluted weighted average shares as their inclusion would be anti-dilutive.

Potentially dilutive securities for options, warrants, and contingent shares were 1,395,781, 162,305, and 223,333 respectively.

Potentially dilutive shares at June 30, 2005 of approximately 9,973,026 shares were not included in the diluted weighted average shares as their inclusion would be anti-dilutive.

Potentially dilutive securities for options, warrants, and convertible debentures were 3,063,152, 1,407,158 and 5,502,716 respectively.

Diluted weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options, warrants, as well as the assumed conversion of the convertible notes. As described above, certain of the Company’s stock options and warrants were excluded from the calculation of diluted earnings per share for certain periods because they were anti-dilutive, but these shares could be dilutive in the future. The 7.5% convertible debenture notes dated February 27, 2004 and July 1, 2004 that are anti-dilutive were excluded from the calculation of diluted earnings per share. If the convertible notes had been dilutive, net income (loss) would have been adjusted for the net after tax interest cost that the Company would not have paid assuming the convertible debentures were converted at the beginning of the year.

(5) Income Taxes

The income tax provision for the three and six months ended June 30, 2006 and 2005 consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Computed “expected” tax expense (benefit)	$(166,727)	$5,325,022	$4,279,353	$(5,996,875)
Increase (reduction) in income tax expense resulting from:
Derivative (benefit) expense	(33,455)	(1,697,331)	(3,567,603)	4,503,894
Derivative interest expense	177,271	252,095	310,376	430,834
State income taxes, net of federal income tax benefit	577	564,282	138,615	(117,840)
Assets acquired with no tax basis	—	75,375	82,617	143,352
Other, net	131,494	31,560	54,409	51,573
State taxes deferred	26,337	—	26,337	—
Income from flowthroughs	180,220	—	180,220	—

Total	$315,717	$4,551,003	$1,504,324	$(985,062)

(6) Other Assets

The Company entered into a distribution agreement with MedX96, Inc. on May 1, 2002. The agreement allowed the Company to market and sell MedX equipment in return for a 50% commission of the gross selling price of all equipment sold to the Company and our affiliates. MedX96, Inc. received 15% of the revenue generated by the Company and our affiliates. The equipment is used to provide orthopedic rehabilitation services in our owned, managed, and limited managed physician practices. The contract was amended on July 28, 2003 and provides for the Company to repurchase MedXs’ right to 15% of the gross collections generated by the limited managed orthopedic rehabilitation practices. In addition, the Company receives a 25% commission on all MedX products purchased for resale. This contract right is being amortized over the contract term of ten years.

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

The addendum also reduced the contract term from a period of forty years to nine years. In accordance with EITF 97-2 the agreement is for a term less than that requiring consolidation in the Company’s financials. The management agreement is subsequently treated as an intangible asset contract right. This contract right is being amortized over the contract term of nine years.

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

The table below summarizes the other assets at June 30, 2006 and December 31, 2005:

	2006			2005
Asset	Total Cost	Accumulated Amortization	Net Value	Total Cost	Accumulated Amortization	Net Value
MedX Distribution right	$2,212,673	$690,859	$1,521,814	$2,212,673	$581,831	$1,630,842
Deferred acquisition costs	65,891	—	65,891	475,958	—	475,958
Contract Right – DPM	11,958,485	1,365,473	10,593,012	6,026,200	677,124	5,349,076
Contract Right – APG	482,107	56,834	425,273	486,023	34,452	451,571
Contract Right – SPA	1,419,471	183,697	1,235,774	1,433,132	118,657	1,314,475
Contract Right – SCPI	1,041,546	135,267	906,279	1,051,564	87,095	964,469
Physician practice and surgery center acquisitions	2,860,709	711,502	2,149,207	2,161,757	513,326	1,648,431

Total	$20,040,882	$3,143,632	$16,897,250	$13,847,307	$2,012,485	$11,834,822

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

CPMASC was purchased on January 3, 2006 and utilized the purchase method of accounting. During the second quarter of 2006, the purchase price was reduced by $376,788 due to a change in identifiable intangible assets and an addition of $150,715 for deferred taxes. The net change was a $226,073 reduction in the purchase price.

Purchase price allocation:

Cash Consideration	$3,750,000
Promissory Notes	7,500,000
Stock Consideration	3,515,480
Acquisition Costs	279,923
Less:
Cash	477,845
Accounts receivable	767,718
Property and equipment	263,563
Prepaid and deposits	80,035
Other assets	47,459
Imputed interest on notes payable	215,489
Identifiable intangible assets	376,788
Plus:
Accounts payable and accrued liabilities	86,046
Other liabilities	696,009
Deferred taxes	150,715

Goodwill	$13,749,276

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

REC/CMA was acquired on January 6, 2006 and utilized the purchase method of accounting. During the second quarter of 2006 $23,257 additional acquisition costs were added to the purchase price.

Purchase price allocation:

Cash Consideration	$625,000
Stock Consideration	670,870
Acquisition Costs	128,750
Less:
Cash	28,106
Accounts receivable	80,841
Property and equipment	56,767
Intangible assets	82,089
Plus:
Accounts payable and accrued liabilities	37,274
Deferred taxes	35,442

Goodwill	$1,249,533

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

DMPG was acquired on January 20, 2006 and utilized the purchase method of accounting. During the second quarter of 2006 $44,155 additional acquisition costs were added to the purchase price.

Purchase price allocation:

Cash Consideration	$1,500,000
Stock Consideration	1,608,490
Acquisition Costs	155,000
Less:
Cash	77,144
Accounts receivable	198,792
Property and equipment	418,384
Deposits and prepaid expenses	27,259
Other assets	8,111
Intangible assets	130,707
Plus:
Accounts payable and accrued liabilities	155,718
Note payable	20,417
Capital lease obligations	62,523
Deferred taxes	134,556

Goodwill	$2,776,307

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

Majority interest in AMP was purchased on February 1, 2006 and utilized the purchase method of accounting. During the second quarter of 2006 $250,516 additional acquisition costs were added to the purchase price.

Purchase price allocation:

Cash Consideration	$3,250,000
Stock Consideration	3,829,618
Acquisition Costs	293,541
Less:
Cash	72,463
Accounts receivable	1,006,114
Property and equipment	176,817
Intangible assets	109,368
Plus:
Accounts payable and accrued liabilities	114,191
Capital lease obligations	66,240
Deferred taxes	114,223
Minority interests	429,985

Goodwill	$6,733,036

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

In April 2006, the Company paid $128,700 in cash and issued 35,165 shares of common stock to the former shareholder of Pain and Rehabilitation Network, Inc., representing the final earnout payment.

In April 2006, the Company paid $458,333 in cash and issued 183,333 shares of common stock to the former shareholder of Medical Rehabilitation Specialists, Inc., representing the final earnout payment.

In May 2006, the Company paid $814,125 in cash and issued 325,650 shares of common stock to the former shareholder of Denver Pain Management.

In May 2006, the Company paid $350,000 in cash and issued 155,556 shares of common stock to the former shareholder of Colorado Pain Specialists, P.C., representing the first of three potential earnout payments.

Following are the summarized unaudited pro forma results of operations for the six months ended June 30, 2006 and June 30, 2005, assuming the acquisitions of Center for Pain Management ASC, LLC, REC, Inc. and CareFirst Medical, Desert Pain Medicine Group and Amphora, LLC had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future earnings that would have been reported had the acquisitions been completed when assumed.

Pro Forma Consolidated Statement of Operations

Six Months Ended June 30, 2006

(Unaudited)

	PainCare Actual	CPMASC(4)	REC(5)	DPMG(6)	AMPHORA(7)	Pro forma Adjustments		Pro forma
Revenues	$46,899,786	$16,064	$13,761	$324,614	$91,316	$—		$47,345,541

Cost of revenues	10,110,740	1,690	976	64,354	19,617	(25,483	)(1)	10,171,894

Gross profit	36,789,046	14,374	12,785	260,260	71,699	25,483		37,173,647

Operating expenses:

General & administrative	28,061,948	9,528	12,070	174,302	50,182	(234,910	)(2)	28,073,120
Depreciation & amortization	2,289,000	—	—	—	—	—		2,289,000

Operating income	6,438,098	4,846	715	85,958	21,517	260,393		6,811,527

Interest expense	4,027,915	24	2	424	—	—		4,028,365
Derivative expense (benefit)	(10,492,951)	—	—	—	—			(10,492,951)
Other income	453,537	—	—	—	—	—		453,537

Income before taxes	13,356,671	4,822	713	85,534	21,517	260,393		13,729,650

Provision for income taxes	1,504,324	—	—	—	—	39,405	(3)	1,543,729

Income before minority interests’ share	11,852,347	4,822	713	85,534	21,517	220,988		12,185,921
Less: Minority interests’ share	770,339	—	—	—	8,607	—		778,946

Net income	$11,082,008	$4,822	$713	$85,534	$12,910	$220,988		$11,406,975

Basic earnings per share								$0.18

Basic weighted average shares outstanding								63,145,145

Diluted earnings per share								$0.16

Diluted weighted average shares outstanding								71,852,410

Footnotes to Unaudited Pro Forma Financial Statements:

1)	Adjustment for non-recurring cost of revenues.
2)	Adjustment for non-recurring general and administrative expenses.
3)	Represents the provision for income taxes at an effective tax rate of 35%.
4)	Represents the results from the period beginning on January 1, 2006 and ending on January 2, 2006.
5)	Represents the results from the period beginning on January 1, 2006 and ending on January 5, 2006.
6)	Represents the results from the period beginning on January 1, 2006 and ending on January 31, 2006.
7)	Represents the results from the period beginning on January 1, 2006 and ending on January 31, 2006.

Pro Forma Consolidated Statement of Operations

Six Months Ended June 30, 2005

(Unaudited)

	PainCare Actual	CPMASC(4)	REC(5)	DPMG(6)	AMPHORA(7)	Pro forma Adjustments		Pro forma
Revenues	$30,124,593	$2,987,944	$110,060	$2,124,748	$328,739	$—		$35,676,084

Cost of revenues	5,015,781	314,374	3,464	421,228	11,221	(887,500	)(1)	4,878,568

Gross profit	25,108,812	2,673,570	106,596	1,703,520	317,518	887,500		30,797,516

Operating expenses:

General & administrative	14,338,897	1,772,052	103,859	1,140,879	240,056	(1,425,545	)(2)	16,170,198
Compensation expense	11,977,160	—	—	—	—	—		11,977,160
Depreciation & amortization	1,038,776	—	—	—	—	—		1,038,776

Operating income (loss)	(2,246,021)	901,518	2,737	562,641	77,462	2,313,045		1,611,382

Interest expense	2,191,410	4,625	—	2,778	—	—		2,198,813
Derivative expense	13,246,747	—	—	—	—	—		13,246,747
Other income	143,383	—	—	—	—	—		143,383

Income (loss) before taxes	(17,540,795)	896,893	2,737	559,863	77,462	2,313,045		(13,690,795)

Provision (benefit) for income taxes	(985,062)	—	—	—	—	315,672	(3)	(669,390)

Income before minority interests’ share	(16,555,733)	896,893	2,737	559,863	77,462	1,997,373		(13,021,405)
Less: Minority interests’ share	97,072	—	—	—	—	—		97,072

Net income (loss)	$(16,652,805)	$896,893	$2,737	$559,863	$77,462	$1,997,373		$(13,118,477)

Basic earnings per share								$(0.29)

Basic weighted average shares outstanding								44,546,751

Diluted earnings per share								$(0.29)

Diluted weighted average shares outstanding								44,546,751

Footnotes to Unaudited Pro Forma Financial Statements:

1)	Adjustment for non-recurring cost of revenues.
2)	Adjustment for non-recurring general and administrative expenses.
3)	Represents the provision for income taxes at an effective tax rate of 35%.
4)	Represents the results from the period beginning on January 1, 2005 and ending on June 30, 2005.
5)	Represents the results from the period beginning on January 1, 2005 and ending on June 30, 2005.
6)	Represents the results from the period beginning on January 1, 2005 and ending on June 30, 2005.
7)	Represents the results from the period beginning on January 1, 2005 and ending on June 30, 2005.

(8) Related Party Transactions

During the six months ended June 30, 2006 and 2005 the Company had transactions with companies owned by certain shareholders of the Company. The following is a summary of transactions with these entities for the six months ended June 30, 2006 and 2005:

			Expense Related to the Six Months Ended June 30:
Practice Name	Type of Practice	Type of Related Party Transaction	2006	2005	Reported As
Associated Physicians Group, Ltd.	Managed Practice	The Company leases its office space from a limited liability company partially owned by a certain shareholder of the Company. The lease commenced January 1, 2005 for an initial term of ten years with the option to renew for two five year periods.	$73,590	$24,057	G&A

The Center for Pain Management, LLC	Managed Practice	The Company leases certain employees from a limited liability company owned by certain shareholders of the Company. The Company also charged this entity for the use of its equipment and certain services.	$1,154,901	$—	G&A

		The Company has an agreement to outsource its billing and collections function to a limited liability company owned by certain shareholders of the Company. The Company is charged a fee of 8% of net collections under this arrangement.	$404,411	$366,107	G&A

		* (A)

		* (B)

Dynamic Rehabilitation Centers, Inc.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease associated with the Redford location has a ten year term commencing January 1, 2000 with no option to renew. The lease associated with the Clinton Township location commenced October 8, 2004 and expires December 31, 2014. The lease was amended in July 2005 for the occupancy of additional space by the Company.	$84,444	$84,444	G&A

		The Company provides services for billing, accounting and management oversight to a limited liability company owned by certain shareholders of the Company.	$495,007	$—	G&A

		* (C)

Health Care Center of Tampa, Inc.	Owned Practice	The Company has an agreement to outsource its billing and collections function to a limited liability company owned by a certain shareholder of the Company. The Company is charged a fee of 10% of net collections under this arrangement.	$159,418	$63,888	G&A

Rick Taylor, D.O., P.A.	Managed Practice	The Company has an agreement to lease an aircraft from a limited liability company owned by a certain shareholder of the Company. The lease agreement was entered into in June 2003 for a period of 60 months. Effective January 1, 2005, the lease payment was lowered to a nominal amount of $1 per year; the Company will continue to pay a third party provider for the related fuel and maintenance cost. Effective January 1, 2004 the lease fee was reduced from the original amount of $12,000 per month to $7,000 per month; maintenance, fuel, insurance recurring training, hangar rental and any other fees required to maintain the aircraft were the responsibility of the Company.	$16,042	$48,828	G&A

Spine and Pain Center, P.C.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease commenced December 23, 2003 and expires December 31, 2008, with no option to renew.	$63,348	$61,032	G&A

PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center		The Company, through a subsidiary, is the majority partner of the PSHS Alpha Partners, Ltd. Partnership Dr. Merrill Reuter, the Company’s chairman, is a minority partner of partnership. The Company owns 67.5% and Dr. Reuter owns 9.75% of the partnership. Dr. Reuter received distributions from the partnership representing his share of the profits of the surgery center. These distributions are reported as a reduction in minority interest on the balance sheet.	$76,538	$27,924	BS

The Center for Pain Management ASC, LLC	Managed Practice	The Company leases certain employees from a limited liability company owned by certain shareholders of the Company. The Company also charged this entity for the use of its equipment and certain services.	$614,432	$—	G&A

		The Company has an agreement to outsource its billing and collections function to a limited liability company owned by certain shareholders of the Company. The Company is charged a flat fee of $40,000 per month under this arrangement.	$240,000	$—	G&A

		* (A)

		* (B)

Georgia Pain Physicians, P.C.	Managed Practice	The Company has an agreement to lease RF equipment from a limited partnership wholly owned by Dr. Windsor. The lease commenced February 1, 2006 with no expiration date.	$8,500	$—	G&A

(A)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating a competitive rehabilitation clinic that fall outside a ten mile radius from the Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.
(B)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating a competitive surgery center that fall outside a ten mile radius from the Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.
(C)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating competitive rehabilitation clinics that fall outside a ten mile radius from the Dynamic Rehabilitation Centers, Inc. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.

(9) Due from Stockholders

The balance in due from stockholders at June 30, 2006 and December 31, 2005 consists of the following:

Practice/Stockholder	2006	2005
Merrill Reuter, M.D.	$438,776	$427,553
John Vick	213,000	—
Saqib Khan, M.D.	863,768	—
Robert Windsor, M.D.	150,000	—
Kenneth Alo, M.D.	642,876	—
Rick Taylor, D.O.	300,000	—
Bradley Vilims, M.D.	100,000	—
Christopher Cenac, M.D.	25,000

Total	$2,733,420	$427,553

Pursuant to a Construction Development & Leasing Agreement, Merrill Reuter, M.D., Chairman of the Board of the Company and President of AOSF, is obligated, subject to conditions, to pay the Company’s subsidiary, Caperian, Inc. (“Caperian”), $450,000 for real estate development and construction oversight services relating to a planned medical office and ambulatory surgery facility on land that the agreement anticipates Dr. Reuter will acquire. Fifty percent of the amount owed is due upon commencement of construction of the facility and fifty percent upon completion. Upon completion of the facility, Caperian is also entitled to earn leasing fees from Dr. Reuter for procuring tenants to lease space in the facility. Dr. Reuter currently owns approximately 4.5% of the outstanding shares of the Company’s common stock.

The amount due from Saqib Khan, M.D. represents an advance on the contingent earnout cash payment due at the end of the year.

The amount due from Kenneth Alo, M.D. is associated with employee, billing, and other managerial services provided to a company wholly owned by Dr. Alo for which payment is due the Company.

Due from John Vick, Robert Windsor, M.D., Rick Taylor, D.O., Bradley Vilims, M.D., and Christopher Cenac, M.D. represents management fees due the Company from the physician’s respective practice.

(10) Long-Term Debt

Long-term debt consists of the following at June 30:

2006
PSHS Partnership Ventures, Inc. (a)	$1,344,706
Gary J. Lustgarten Profit Sharing and Trust (b)	280,147
HBK Investments (c)	27,898,266
Wells Fargo (d)	66,000
CPM ASC acquisition promissory note (e)	7,392,256

36,981,375
Less current installments	12,699,012

$24,282,363

At June 30, 2006, the aggregate annual principal payments with respect to the obligations existing at that date as described above, are as follows:

Twelve Months Ending June 30:
2007	$12,699,012
2008	8,000,000
2009	17,750,000
Less unamortized discount	1,467,637

$36,981,375

(a)	Note payable for acquisition of PSHS Beta Partners, Ltd. Due on August 1, 2006 without a stated interest rate. Interest is imputed at 6.25% over the period. The face value is $1,351,458 with unamortized discount of $6,752. The total amount amortized to interest expense in 2006 was $39,422. The note is secured by the Company’s interest in PSHS Beta Partners, Ltd. The Company’s carrying amount of the partnership is $1,949,486.

(b)	Note payable for acquisition of PSHS Beta Partners, Ltd. Due on August 1, 2006 without a stated interest rate. Interest is imputed at 6.25% over the period. The face value is $281,554 with unamortized discount of $1,407. The total amount amortized to interest expense in 2006 was $8,213. The note is secured by the Company’s interest in PSHS Beta Partners, Ltd. The Company’s carrying amount of the partnership is $1,949,486.
c)	Note payable to HBK Investments. Due on November 10, 2006 interest is either LIBOR + 7.25% or Prime + 4.5% at the discretion of the company. Interest payments are due monthly with quarterly principal repayments beginning on April 1, 2006. Certain mandatory prepayments must be made upon the occurrence of any sale or disposition of property or assets, upon the receipt of an extraordinary receipts, and upon issuance of any indebtedness other than indebtedness permitted by the agreement, including equipment leases and notes. The agreement requires compliance with various financial and nonfinancial covenants for the Company starting in the second quarter of 2005. The primary financial covenants pertain to, among other things, minimum EBITDA, minimum Free Cash Flow, Leverage ratio, and Market Capitalization. The company for the second quarter ended 2006 is in violation of five sections of the agreement. The company has financial restatements that violates the No Material Adverse Change clause. This also caused a violation of the complete disclosure clause. The Disclosures over internal control report one or more material weeknesses. The restatement also caused a violation of meeting certain SEC laws regarding disclosure obligations. The Company failed to meet the EBITDA covenant for the quarter ended June 30, 2006. On May 2, 2006, June 20, 2006 and August 9, 2006 we entered into letter agreements with the lenders under the credit facility in consideration for which we paid $300,000, $150,000 and $100,000 in waiver fees, respectively, to the lenders. The Face value of the Note is $29,250,000 with unamortized discount of $1,351,734. The total amount amortized to interest expense during 2006 was $280,910.
(d)	Line of credit payable to Wells Fargo for equipment at The Centeno Clinic. Due on January 25, 2007 with Prime + 2% interest is payable monthly. The unused portion of the credit line is $84,000. The line of credit is secured by property for use at the practice.
(e)	Note payable for acquisition of CPM, ASC LLC. Due on January 3, 2007 with a stated interest rate of 3.45%. Interest is imputed at 6.75% over the period. The face value is $7,500,000 with unamortized discount of $107,744. The total amount amortized to interest expense in 2006 was $53,872. The note is secured by the Company’s interest in PainCare Surgery Centers III, Inc. The Company’s carrying amount of the partnership is $15,045,403.

(11) Contractual Obligations

A summary of our contractual obligations and commercial commitments at June 30, 2006 were as follows:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
Long-term debt	$38,449,012	$12,699,012	$25,750,000	$—	$—
Convertible debentures	10,455,160	8,955,160	1,500,000	—	—
Capital leases(1)	4,460,104	1,573,664	2,729,608	156,832	—
Operating leases	16,184,529	3,449,246	6,706,364	2,818,541	3,210,378
Acquisition consideration(2)	51,463,330	17,796,666	33,666,664	—	—
Employment agreements(3)	3,000,000	600,000	1,800,000	600,000

Total contractual obligations	$124,012,135

1)	Includes the total minimum lease payments due in each year.
2)	Includes both the cash and stock components of the acquisition earnouts. One-half of the contractual obligation is a payment in cash, while the remaining half in payable in common stock priced at fair market value. This assumes the practices meet all earnings threshold obligations.
3)	Includes guaranteed minimum management bonuses through employment agreements which expire on December 31, 2010.

(12) Recent Accounting Pronouncements

Stock-Based Compensation

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statement of operations. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

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

The pro forma effect for the three and six months ended June 30, 2005 period is as follows (as restated) and has been disclosed to be consistent with prior accounting rules:

	For the three months ended June 30, 2005	For six months ended June 30, 2005
Net income(loss), as reported	$11,110,827	$(16,652,805)
Stock-based employee compensation included in reported net income (loss), net of tax	(3,696,979)	7,186,296
Stock-based employee compensation expense as determined under the fair value method for all awards, net of tax		(385,883)
Stock-based compensation expense as determined under the fair value method for all awards, net of tax	(153,668)	(641,997)
Net income(loss), pro forma	$7,260,180	$(10,108,506)
Earnings per share:
Basic – as reported	$0.22	$(0.37)
Basic – pro forma	$0.14	$(0.23)
Diluted – as reported	$0.18	$(0.37)
Diluted – pro forma	$0.12	$(0.23)

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

The fair value of each option granted was estimated using the following assumptions:

	2006	2005
Risk-free interest rate	5.11%	3.71%
Expected life	2.50 years	2.50 years
Volatility	43.84%	48.90%
Dividend yield	0.00%	0.00%

Total non-cash compensation expense for the three months ended June 30, 2006 related to unvested stock options amounted to $899,939 and for the six months ended June 30, 2006 amounted to $1,182,015 and is included in general and administrative expenses in the consolidated statement of operations.

Included in the expense is $760,912 of compensation expense related to accelerations of stock options that occurred in the three months ended June 30, 2006. During the three months ended June 30, 2006 and 2005, the Company granted 175,000 and 50,000 options, respectively, to employees and directors at their fair value on the grant date. The options granted during the three months ended June 30, 2006 had a weighted average exercise price of $1.39 per share.

Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

(13) Subsequent Events

On August 2, 2006, the Company completed a private placement of 8.5% convertible debentures in the principal amount of $3.0 million with Midsummer Investments Ltd. and Islandia, L.P. The 8.5% Convertible Debentures are due August 2, 2009 and are convertible into shares of the Company’s common stock at an initial price of $1.90 per share at the holder’s option. Interest on the 8.5% Convertible Debentures is payable in quarterly installments commencing in October 2006. Subject to the satisfaction of certain conditions, the Company has the right to redeem the 8.5% Convertible Debentures at any time after the two years from issuance, to make certain redemption payments in shares of the Company’s common stock, and to make interest payments in shares of the Company’s common stock.

Concurrently with the August 2, 2006 financing, the Company, Midsummer, and Islandia entered into an amendment agreement pursuant to which the due dates on the $10 million and $1.5 million Convertible Debentures were extended until August 2, 2009. The Company has agreed to issue the two debenture holders 500,000 shares of the Company’s common stock in connection with the financing and the due date extension. Management is in the process of performing the calculations related to the restructuring and has not yet determined the impact on the financial statements for the third quarter.

(14) Litigation

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

On March 21, 2006, Roy Thomas Mould filed a complaint under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, as well as the Company’s chief executive officer and chief financial officer, before the United States District Court for the Middle District of Florida. The complaint is entitled Mould v. PainCare Holdings, Inc., et al., Case No. 06-CV-00362-JA-DAB. Mr. Mould alleges material misrepresentations and omissions in connection with the Company’s financial statements which appear to relate principally to the Company’s previously announced intention to restate certain past financial statements. Mr. Mould seeks unspecified damages and purports to represent a class of shareholders who purchased the Company’s common stock from August 27, 2002 to March 15, 2006. Ten additional complaints were filed shortly afterward before the same court which recite similar allegations. (Collectively, these cases will be referred to as the “Securities Litigation.”) To allow for the selection of a lead plantiff(s) and counsel, and the consolidation of the individual class action complaints, plaintiffs and defendants have agreed that a response to the individual complaints is not required until after a consolidated complaint has been filed. The Company cannot predict the outcome of the Securities Litigation, but believes that the allegations lack merit and will vigorously defend against them. The Company anticipates that it will move to dismiss plaintiff’s consolidated class action complaint.

On April 7, 2006, Kenneth R. Cope filed a derivative complaint against the directors of the Company before the United States District Court for the Middle District of Florida. The complaint is entitled Cope v. Reuter, et al., Case No. 06-CV-00449-JA-DAB. Mr. Cope alleges that the directors breached their fiduciary duties by failing to supervise and manage the operations of the company, among other claims. Mr. Cope’s complaint appears to relate principally to the Company’s previously announced intention to restate certain past financial statements; Mr. Cope also recites many of the same allegations contained in the Securities Litigation. (This litigation is referred to as the “Derivative Action.”) Mr. Cope seeks unspecified damages from the directors on behalf of the Company. The Company’s management cannot predict the outcome of the Derivative Action, but believes that the allegations lack merit and will vigorously defend against them.

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

We currently have one owned practice primarily providing surgery services, five owned practices primarily providing pain management services, two managed practices primarily providing surgery services, eleven managed practices primarily providing pain management services, two managed practices providing ancillary services, and 34 limited management services and equipment contracts. Advanced Orthopaedics of South Florida (AOSF) was converted to a managed surgery practice from an owned surgery practice.

We had a number of acquisitions since we began our current business in 2000. The following table presents the changes in the number of practices we own and manage at December 31, 2005, 2004, 2003, 2002 and June 30, 2006.

	At December 31,				At June 30,
	2002	2003	2004	2005	2006
Owned physician practices	3	6	7	7	6
Managed physician practices	0	3	8	12	15
Limited Management service and equipment contracts	3	8	22	34	34

We manage fifteen practices, of which fourteen practices are located in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow us to manage the practice. Emerging Issues Task Force (“EITF”) No. 97-2 states that financial consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. In all cases but one, the management services agreement between PainCare and our managed practices satisfies each of the EITF issues. Except for one of our managed practices, we recognize all of the revenue and expenses of these practices in our consolidated financials in accordance with EITF No. 97-2. With respect to the one managed practice for which we do not recognize all of the revenue and expenses and in all of our limited managed practices, we recognize only the management fees earned and expenses incurred by us with respect to such practices.

The Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2000 through 2004 and all quarterly financial information for each of these years and the first three quarters of 2005 have been restated to give effect to the correction of certain errors that were discovered subsequent to December 31, 2005.

As part of a periodic review by the Division of Corporation Finance of the SEC of our Annual Report on Form 10-KSB for the year ended December 31, 2004, we received and responded to a number of SEC staff comments. As of August 10, 2006 certain of the SEC comments remain unresolved and pertain to our method of accounting for (i) certain term notes, freestanding and embedded derivatives, and (ii) intangible assets acquired in connection with physician practice and surgery center acquisitions.

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

Results of Operations

Set forth below is certain of our selected consolidated financial and operating information for the three and six months ended June 30, 2006 and the comparable periods in 2005, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

	Three Months Ended June 30,
	(in thousands, except per share amounts)
	2006	2005
Total revenues	$23,591	$15,888
Gross profit	18,221	13,453
Net income (loss)	(806)	11,111

Earnings per common share, basic	$(0.01)	$0.22
Earnings per common share, diluted	$(0.01)	$0.18

Weighted average common shares outstanding:
Basic	64,482,619	51,621,811
Diluted	64,482,619	61,803,873

	Six Months Ended June 30,
	(in thousands, except per share amounts)
	2006	2005
Total revenues	$46,900	$30,124
Gross profit	36,789	25,109
Net income (loss)	11,082	(16,653)

Earnings per common share, basic	$0.18	$(0.37)
Earnings per common share, diluted	$0.16	$(0.37)

Weighted average common shares outstanding:
Basic	63,011,366	44,412,972
Diluted	71,718,631	44,412,972

Comparison of the three months ended June 30, 2006 and 2005

Total revenues increased to $23,591,312 for the three months ended June 30, 2006 from $15,887,853 for the comparable 2005 period, representing an increase of 48.5%. Operating income decreased to $1,591,992 for the three months ended June 30, 2006 from $11,944,880 for the comparable 2005 period. This decrease was the result of a $6,161,131 benefit related to the accounting for variable stock option plan. There was a 10.3% increase in revenues from practices acquired/managed prior to June 30, 2005 (“Same-Practices”). Net revenue for Same-Practices on a year over year basis is reflected in the chart below.

	For the Three Months Ended June 30,
	2006	2005	% Increase
Same-Practices
Revenues	$13,300,623	$12,060,034	10.3%

New-Practices
Revenues	$9,831,553	$703,936	—

Gross profit increased to $18,221,306 for the three months ended June 30, 2006 from $13,453,295 for the comparable 2005 period, representing an increase of 35.4%. This increase is attributed to the six practices, three ambulatory surgical centers and intraoperative monitoring company interest acquired since June 30, 2005.

Operating expenses increased to $16,619,314 for the three months ended June 30, 2006 from $1,508,415 in the comparable 2005 period. The increase is primarily due to the non-cash benefit of $6,161,631 in 2005 related to accounting for our variable stock option plan. In addition, $2,539,950 in 2006 is attributed to non-recurring accounting, legal, and consulting expenses related to our financial restatement, class action lawsuits and initial implementation of Sarbanes-Oxley compliance.

Interest expense increased to $2,095,721 for the three months ended June 30, 2006 from $1,292,490 in the comparable 2005 period, representing an increase of 62.1%. This increase is primarily the result of $582,906 in incremental interest expense from the HBK Investments, L.P. credit facility since the full principal balance was drawn during the quarter ended June 30, 2006 versus June 30, 2005.

The provision for income taxes decreased to $315,717 for the three months ended June 30, 2006 compared with a provision of $4,551,003 for the three months ended June 30, 2005. This decrease is primarily related to the permanent difference caused by the tax benefit related to the accounting for derivatives.

As a result of the above changes, net loss was $806,091 for the three months ended June 30, 2006 compared with net income of $11,110,827 in the comparable 2005 period. This decrease is primarily due to the non-cash benefit of $6,161,631 in 2005 and a non-cash benefit of $4,992,151 in 2005 from variable options and derivative instruments related to our convertible debentures, respectively. There was no variable option benefit during 2006 and the derivate benefit was $98,396.

Comparison of the six months ended June 30, 2006 and 2005

Total revenues increased to $46,899,786 for the six months ended June 30, 2006 from $30,124,593 for the comparable 2005 period, representing an increase of 55.7%. Operating income increased to $6,438,098 for the six months ended June 30, 2006 from a loss of $2,246,021 for the comparable 2005 period. This increase was primarily the result of $17,730,813 in revenue acquired since June 30, 2005. There was a 8.9% increase in revenues from practices acquired/managed prior to June 30, 2005 (“Same-Practices”). Net revenue for Same-Practices on a year over year basis is reflected in the chart below.

	For the Six Months Ended June 30,
	2006	2005	% Increase
Same-Practices
Revenues	$27,647,886	$25,392,798	8.9%

New-Practices
Revenues	$17,730,813	$703,936	—

Gross profit increased to $36,789,046 for the six months ended June 30, 2006 from $25,108,812 for the comparable 2005 period, representing an increase of 46.5%. This increase is attributed to the six practices, three ambulatory surgical centers and intraoperative monitoring company interest acquired since June 30, 2005.

Operating expenses increased to $30,350,948 for the six months ended June 30, 2006 from $27,354,833 in the comparable 2005 period, representing an increase of 11.0%. The increase is primarily due to the non-cash charge of $11,972,160 in 2005 related to accounting for our variable stock option plan. In addition, $3,630,340 in 2006 is attributed to non-recurring accounting, legal, and consulting expenses related to our financial restatement, class action lawsuits and initial implementation of Sarbanes-Oxley compliance.

Interest expense increased to $4,027,915 for the six months ended June 30, 2006 from $2,191,410 in the comparable 2005 period, representing an increase of 83.8%. This increase is primarily the result of $1,433,363 in interest expense from the HBK Investment, L.P. credit facility since the full principal balance was drawn during the entire period ending June 30, 2006 versus only part of the six months ended June 30, 2005.

The provision for income taxes increased to $1,504,324 for the six months ended June 30, 2006 compared with a benefit of $985,062 for the six months ended June 30, 2005. This increase is primarily related to the permanent difference caused by the tax benefit related to the accounting for derivatives.

As a result of the above changes, net income was $11,082,008 for the six months ended June 30, 2006 compared with net loss of $16,652,805 in the comparable 2005 period. This increase is primarily due to the non-cash benefit of $10,492,951 in 2006 as compared to a non-cash expense of $13,246,747 in 2005 from derivative instruments related to our convertible debentures.

Liquidity and capital resources on June 30, 2006

Cash amounted to $6,249,412 at June 30, 2006, compared to $12,231,091 as of June 30, 2005. The net cash provided by operations was $1,885,536 for the six months ended June 30, 2006, compared to cash provided by operations of $2,388,782 in the comparable 2005 period. This net decrease in cash from operations is primarily due to non-recurring accounting, legal and consulting expenses related to our financial restatement, class action lawsuits and initial implementation of Sarbanes-Oxley compliance.

Cash used in investing activities was $18,054,952 for the six months ended June 30, 2006 compared with a use of $20,678,785 in the comparable 2005 period. This decrease is primarily due to acquisitions and earn out payments during the three months ended June 30, 2006.

Cash used in financing activities was $294,337 for the six months ended June 30, 2006 compared with a use of $11,420,254 in the comparable 2005 period. This decrease is primarily due to cash raised through the HBK Investments L.P. credit facility which closed in May 2005.

Management believes the current cash position will be sufficient to provide us with capital to fund working capital needs for the next twelve months. We have significant indebtedness, as described under “Convertible Debt” and “Other Debt.” We are obligated to make principal payments of $12,699,012 for the twelve months ending June 30, 2007, $8,000,000 for twelve months ending June 30, 2008 and $17,750,000 for the twelve months ending June 30, 2009. We may not have adequate funds from operations to pay the debt when it comes due. It will be necessary, in order to expand our business, consummate acquisitions and refinance indebtedness, to raise additional capital. No assurance can be given at this time that such funds will be available, or if available will be sufficient in the near term or that future funds will be sufficient to meet growth. In the event of such developments, attaining financing under such conditions may not be possible, or even if such funds are available, the terms on which such capital may be available, may not be commercially feasible or advantageous.

Convertible debt

On December 18, 2003, we completed a private placement offering of $10 million in 7.5% convertible debentures to two institutional investors, Midsummer Investments Ltd. and Islandia, L.P. The debentures are due December 17, 2006 and are convertible by the investors at any time into shares of common stock at an adjusted fixed price of $1.90 per share. Interest on the debentures is payable (in cash or stock, at our election) in quarterly installments, which commenced in March 2004. Interest paid in shares is based upon 90% of the market value for the shares as defined in the debentures. The debentures have full ratchet anti-dilution protection, which means that, with certain exceptions, if we issue common stock or securities convertible or exercisable for common stock, with a purchase, conversion or exercise price below the conversion price of the debentures such conversion price is automatically reduced to the lower price. The debenture holders also have a right of first refusal to participate in future equity financings of PainCare. With certain exceptions, PainCare is not permitted to incur debt that would be senior to or pari passu with the debentures. The securities purchase agreement pursuant to which the debentures were sold provides that we shall not effect any conversion of debentures and holder shall not have the right to convert any portion of debentures to the extent that after giving effect to such conversion the holder (together with the holder’s affiliates), would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to such conversion. The investors also received warrants to purchase 1,263,316 shares of common stock. On June 7, 2006, the American Stock Exchange approved the Company’s request to replace 2,593,316 warrants previously granted to Midsummer Investments, Ltd., Islandia, L.P. and Laurus Master Fund, Ltd in connection with convertible debenture financings with a total of 1,310,000 restricted common shares.

On July 1, 2004, we completed an institutional private placement offering with aggregate proceeds of $1.5 million from Midsummer Investments Ltd. Pursuant to a separate securities purchase agreement with Midsummer, we issued and sold a $1.5 million fixed price 7.5% Convertible Debenture. The 7.5% convertible debenture is due July 1, 2007 and is convertible into shares of our common stock at an adjusted price of $1.90 per share. Interest on the debenture is payable in quarterly installments commencing in September 2004 in cash or stock, at our election. The conversion terms and other terms, including anti-dilution protections, are otherwise substantially the same as the December 17, 2003 debenture issued to Midsummer. Midsummer also received warrants to purchase 165,000 shares of common stock. On June 7, 2006, the American Stock Exchange approved the Company’s request to replace 2,593,316 warrants previously granted to Midsummer Investments, Ltd., Islandia, L.P. and Laurus Master Fund, Ltd in connection with convertible debenture financings with a total of 1,310,000 restricted common shares.

On August 2, 2006, the Company completed a private placement of 8.5% convertible debentures in the principal amount of $3.0 million with Midsummer Investments Ltd. and Islandia, L.P. The 8.5% Convertible Debentures are due August 2, 2009 and are convertible into shares of the Company’s common stock at an initial price of $1.90 per share at the holder’s option. Interest on the 8.5% Convertible Debentures is payable in quarterly installments commencing in October 2006. Subject to the satisfaction of certain conditions, the Company has the right to redeem the 8.5% Convertible Debentures at any time after the two years from issuance, to make certain redemption payments in shares of the Company’s common stock, and to make interest payments in shares of the Company’s common stock.

Concurrently with the August 2, 2006 financing, the Company, Midsummer, and Islandia entered into an amendment agreement pursuant to which the due dates on the $10 million and $1.5 million Convertible Debentures were extended until August 2, 2009. The Company has agreed to issue the two debenture holders 500,000 shares of the Company’s common stock in connection with the financing and the due date extension. Management is in the process of performing the calculations related to the restructuring and has not yet determined the impact on the financial statements for the third quarter.

Other debt

Note payable for acquisition of PSHS Beta Partners, Ltd. Due on August 1, 2006 without a stated interest rate. The face value is $1,351,458. The note is secured by the Company’s interest in PSHS Beta Partners, Ltd. The Company’s carrying amount of the partnership is $1,949,486. The note was paid in full August 4, 2006

Note payable for acquisition of PSHS Beta Partners, Ltd. Due on August 1, 2006 without a stated interest rate. The face value is $281,554. The note is secured by the Company’s interest in PSHS Beta Partners, Ltd. The Company’s carrying amount of the partnership is $1,949,486. The note was paid in full August 1, 2006.

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

The outstanding balance under the credit facility was $29,250,000 at June 30, 2006.

On May 2, 2006, June 20, 2006 and August 9, 2006 we entered into letter agreements with the lenders under the credit facility pursuant to which the lenders waived certain historic breaches of the terms of the credit facility in consideration for which we paid $300,000, $150,000 and $100,000 in waiver fees, respectively, to the lenders. The August 9, 2006 letter agreement further provides that the Company and the lenders must reach an agreement on or before October 15, 2006 with respect to modification of certain financial covenants set forth in the credit facility documents. Any failure to reach such an agreement will be an Event Default under the credit facility. Subsequent to the date of the letter agreements we may have failed to comply with certain covenants set forth in the credit facility. To date we have not received a notice letter from the lenders with respect to any breaches or defaults under the terms of the credit facility after the date of the most recent letter agreement.

A summary of our contractual obligations and commercial commitments at June 30, 2006 were as follows:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
Long-term debt	$38,449,012	$12,699,012	$25,750,000	$—	$—
Convertible debentures	10,455,160	8,955,160	1,500,000	—	—
Capital leases(1)	4,460,104	1,573,664	2,729,608	156,832	—
Operating leases	16,184,529	3,449,246	6,706,364	2,818,541	3,210,378
Acquisition consideration(2)	51,463,330	17,796,666	33,666,664	—	—
Employment agreements(3)	3,000,000	600,000	1,800,000	600,000

Total contractual obligations	$124,012,135

1)	Includes the total minimum lease payments due in each year.

2)	Includes both the cash and stock components of the acquisition earnouts. One-half of the contractual obligation is a payment in cash, while the remaining half in payable in common stock priced at fair market value. This assumes the practices meet all earnings threshold obligations.
3)	Includes guaranteed minimum management bonuses through employment agreements which expire on December 31, 2010.

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

Interest Rate Risk

We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of June 30, 2006, we had $29.25 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at a rate of either LIBOR plus 7.25% or prime plus 4.25%, with a term of 48 months. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 12.4% per annum for the three months ended June 30, 2006 would correspondingly decrease our pre-tax earnings and operating cash flows by approximately $90,675.

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at June 30, 2006 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) designed to ensure information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Inadequate controls over the process for the identification and implementation of the proper accounting for complex and non-routine transactions which caused the Company to restate its consolidated financial statements for the years ended December 31, 2000, December 31, 2001, December 31, 2002, December 31, 2003 and December 31, 2004, and for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005 (collectively, the “financial statements”) to correct the Company’s financial statements;

Inadequate segregation of duties in the field locations;

Inadequate controls to timely identify, analyze, record, and properly disclose all transactions with related parties;

Inadequate controls over operating knowledge or training, adequate backup and security of certain critical financial systems;

Inadequate controls over the timeliness and accuracy of the monthly close process; and

Inadequate technical expertise with respect to income tax accounting and tax compliance to effectively oversee these areas.

Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting as of December 31, 2005 have not yet been remediated, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were not effective as of June 30, 2006. To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

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

On March 21, 2006, Roy Thomas Mould filed a complaint under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, as well as the Company’s chief executive officer and chief financial officer, before the United States District Court for the Middle District of Florida. The complaint is entitled Mould v. PainCare Holdings, Inc., et al., Case No. 06-CV-00362-JA-DAB. Mr. Mould alleges material misrepresentations and omissions in connection with the Company’s financial statements which appear to relate principally to the Company’s previously announced intention to restate certain past financial statements. Mr. Mould seeks unspecified damages and purports to represent a class of shareholders who purchased the Company’s common stock from August 27, 2002 to March 15, 2006. Ten additional complaints were filed shortly afterward before the same court which recite similar allegations. (Collectively, these cases will be referred to as the “Securities Litigation.”) To allow for the selection of a lead plantiff(s) and counsel, and the consolidation of the individual class action complaints, plaintiffs and defendants have agreed that a response to the individual complaints is not required until after a consolidated complaint has been filed. The Company cannot predict the outcome of the Securities Litigation, but believes that the allegations lack merit and will vigorously defend against them. The Company anticipates that it will move to dismiss plaintiff’s consolidated class action complaint.

On April 7, 2006, Kenneth R. Cope filed a derivative complaint against the directors of the Company before the United States District Court for the Middle District of Florida. The complaint is entitled Cope v. Reuter, et al., Case No. 06-CV-00449-JA-DAB. Mr. Cope alleges that the directors breached their fiduciary duties by failing to supervise and manage the operations of the company, among other claims. Mr. Cope’s complaint appears to relate principally to the Company’s previously announced intention to restate certain past financial statements; Mr. Cope also recites many of the same allegations contained in the Securities Litigation. (This litigation is referred to as the “Derivative Action.”) Mr. Cope seeks unspecified damages from the directors on behalf of the Company. The Company’s management cannot predict the outcome of the Derivative Action, but believes that the allegations lack merit and will vigorously defend against them.

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

On May 2, 2006, June 20, 2006 and August 9, 2006 we entered into letter agreements with the lenders under our $30 million senior credit facility pursuant to which the lenders waived certain historic breaches of the terms of the credit facility in consideration for which we paid $300,000, $150,000 and $100,000 in waiver fees, respectively, to the lenders.

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

As a result of the material weaknesses, management concluded that our disclosure controls and procedures and our internal controls over financial reporting as of December 31, 2005, the end of our most recent fiscal year, were not effective. Management has concluded that our disclosure controls and procedures remain not effective as of June 30, 2006.

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

We will need to raise additional capital in order to acquire, integrate, develop, operate and expand our affiliated physician practices. We may finance future acquisition and development projects through debt or equity financings and may use shares of our capital stock for all or a portion of the consideration to be paid in acquisitions. To the extent that we undertake these financings or use capital stock as consideration, our stockholders may, in the future, experience significant ownership dilution. To the extent we incur indebtedness, we may have significant interest expense and may be subject to covenants in the related debt agreements that affect the conduct of our business. We have convertible notes and debentures outstanding that have anti-dilution rights and limitations on incurring additional indebtedness that could limit our ability to obtain financing on favorable terms, or at all. We have notes due within the next twelve months totaling $7,758,750, including principal and interest. In addition, we are obligated to make debt principal payments of $3,000,000 over the next twelve months.

We can give no assurances that we will be able to obtain financing necessary for our acquisition and development strategy or that, if available, the financing will be on terms acceptable to us. If we do not have sufficient capital resources, our growth could be limited and our operations impaired.

There has been a lack of profitable operations in recent periods.

For the years ended December 31, 2005, 2004 and 2003, net loss was ($5,339,378), $(1,501,482) and ($11,482,843), respectively. We expect to increase our spending significantly as we continue to expand our service offerings and commercialization activities. As a result, we will need to generate significant revenues in order to continue to grow our business and become profitable.

A significant portion of our assets consists of goodwill and other intangible assets and any impairment, reduction, or elimination of these intangible assets could hurt our results of operations.

As of June 30, 2006, we had an intangible asset, net goodwill, of approximately $139.8 million, which constituted 67% of our total assets. The net goodwill reflects the amount we pay for our acquired practices in excess of the fair value of other identifiable intangible and tangible assets. Our net goodwill will increase in the future as a result of our acquisitions as we pay the contingent purchase price for the acquisitions according to the terms of the respective purchase agreements. In addition, we expect to acquire additional goodwill in connection with future acquisitions. As prescribed by generally accepted accounting principles, we do not amortize goodwill; rather it is carried on our balance sheet until it is impaired. At least annually we test net goodwill for impairment. Any determination of impairment could require a significant reduction, or the elimination, of goodwill, which could hurt our results of operations. Also, the effect of a prolonged downturn in our business will be exacerbated by the impairment, and resulting write-down, of goodwill related to a reduction in the value of our acquired practices.

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

Our 7.5% convertible debentures and our secured convertible term notes contain certain provisions and restrictions, which if violated, could result in the full principal amount, $10,455,160 as of June 30, 2006, together with interest and other amounts, becoming immediately due and payable in cash on such securities. If such an event occurred and if a holder of such securities demanded repayment, we might not have the cash resources to repay such indebtedness. The debentures have a term of three years, with interest payable quarterly. Subject to certain conditions, the quarterly interest payments on the debentures may be paid, at our option, in cash or additional shares of our common stock. Our secured convertible term notes are repayable in monthly installments of principal over the three year life of the notes. Subject to certain conditions, the monthly principal and interest payments on the notes may be paid, at our option, in cash or additional shares of common stock. If we made the payments on the debentures and notes in cash rather than additional shares of common stock, it would reduce the amount of cash available to fund operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information sets forth certain information for all securities sold by the Company during the three months ended June 30, 2006 without registration under the Securities Act of 1933, as amended (the “Securities Act”).

Between March 31, 2006 and June 30, 2006 a total of 35,165 common stock shares were issued representing the final earnout installment related to the acquisition of Pain and Rehabilitation Network, Inc.

Between March 31, 2006 and June 30, 2006 a total of 183,333 common stock shares were issued representing the final earnout installment related to the acquisition of Medical Rehabilitation Specialists, Inc.

Between March 31, 2006 and June 30, 2006 a total of 325,650 common stock shares were issued representing earnout installments related to the acquisition of Denver Pain Management.

Between March 31, 2006 and June 30, 2006 a total of 155,556 common stock shares were issued representing the first of three earnout installments related to the acquisition of Colorado Pain Specialists, P.C.

Between March 31, 2006 and June 30, 2006 a total of 1,310,000 common stock shares were issued to Midsummer Investments, Ltd. and Islandia, L.P. replacing cancelled warrants, which were previously issued in connection with two convertible debt financings.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description
10.1	Letter Agreement between PainCare Holdings, Inc. and HBK Investments, L.P. (1)

10.2	Warrant Cancellation Agreement between PainCare Holdings, Inc. and Laurus Master Fund, Ltd.(2)

10.3	Warrant Cancellation Agreement between PainCare Holdings, Inc. and Midsummer Investments, Ltd.(2)

10.4	Warrant Cancellation Agreement between Paincare Holdings, Inc. and Islandia, LP(2)

31.1	Certification of Chief Executive Officer of PainCare Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial and Accounting Officer of PainCare Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1

Certifications of Chief Executive Officer and Chief Financial and Accounting Officer of PainCare Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC with the Company’s Form 8-K on May 8, 2006
(2)	Previously filed with the SEC with the Company’s Form 8-K on May 8, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PainCare Holdings, Inc.

Date: August 14, 2006	/s/ Randy A. Lubinsky Randy A. Lubinsky Chief Executive Officer

Date: August 14, 2006	/s/ Mark Szporka Mark Szporka Chief Financial & Accounting Officer