Form 10-K/A
period 2005-12-31
PAINCARE HOLDINGS INC
filed 2006-10-02
CIK 1003472

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

Amendment No. 1

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005
OR
Commission File Number 0-22462

PAINCARE HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Florida	06-1110906
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)
1030 N. Orange Avenue, Suite 105, Orlando, Florida	32801
(address of principal executive offices)	(zip code)

(407) 367-0944
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes___  No X  .

Indicate by checkmark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. Yes___ No X_ .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of (“accelerated filer and large accelerated filer”), an accelerated filer, or a non-accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer __ Accelerated filer X Non-accelerated filer __
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes___ No X

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the American Stock Exchange on May 26, 2006 was approximately $91.0 million.

As of May 26,2006 the number of common shares outstanding was: 64,050,365.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

     PainCare Holdings, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 10-K"), which was originally filed on June 1, 2006. As a part of a review by the Division of Corporation Finance of the SEC of our Annual Report on Form 10-K for the year ended December 31, 2005 we received and responded to the SEC staff comments. The purpose of this Amendment No. 1 to Form 10-K is to expand certain disclosures based on the SEC request which primarily expands our disclosure regarding the restatements as described in Note 2 of the Company's Consolidated Financial Statements for the twelve months ended December 31, 2005. As of September 29, 2006 we are waiting approval from the SEC for the comments related to further clarification to Note 2 to the Company's Consolidated Financial Statements.

    This Amendment No.1 amends: Item 7, Analysis of Financial Condition and Results of Operations for the Twelve Months Ended December 31, 2005 compared to Twelve Months Ended December 31, 2004 under Management's Discussion and Analysis of Financial Condition and Results of Operations to clarify compensation expense - variable options was included in general and administrative expenses; (ii) Item 7, Other Debt, under Management's Discussion and Analysis of Financial Condition and Results of Operations to include a table of contractual obligations; (iii) Note 2 to the Company's Consolidated Financial Stateements to expand its disclosure regarding the restatements noted therein; (iv) Exhibit 31.1 and Exhibit 31.2, Certification of Chief Executive Officer and Chief Financial Officer provide language certifying officers' responsiblity for maintaining internal control over financing reporting for the Company and the language stating the certifying officer has designed internal control over financial reporting as required under Item 308(a) and(b) of Regulation S-K.

    This Amendment No. 1 does not result in a change in the Company's previously reported earnings shown in its Consolidated Statements of Operations or on any amounts previously reported in its Consolidated Balance Sheets. Further, this Amendment No. 1 does not reflect events occuring after the filing of the 2005 Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above.

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

  We employ licensed physicians in 7 practices which we own;
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

Our Executive Offices

     Our principal executive offices are located at 1030 North Orange Avenue, Suite 105, Orlando, Florida 32801, and our telephone number is (407) 367-0944. Our website is located at www.paincareholdings.com . Our website address is included as an inactive textual reference only.

Recent Developments
Acquisitions

     Since our founding in 2000, we have completed twenty-one practice acquisitions, nine surgery center acquisitions and purchased a majority interest in one healthcare services company. The following acquisitions (all managed unless indicated otherwise) have been completed since January 1, 2005:

Effective
Name and Nature of Business	Date of Purchase	Purchase Price
Colorado Pain Specialists, PC., an interventional pain management practice located in Colorado	April 13, 2005	$2,125,000 in cash and 653,698 shares of common stock, plus contingent payments of up to $4,250,000 in cash and common stock if certain performance goals are met.
PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center., a fully accredited ambulatory surgical center located in Lake Worth, Florida	May 12, 2005	$6,930,940 in cash and 324,520 shares of common stock for a 67.5% ownership interest.
PSHS Beta Partners, Ltd. d/b/a Gables Surgical Center, a fully accredited ambulatory surgical center located in Miami, Florida	August 1, 2005	$3,282,304 in cash and 868,624 shares of common stock, plus promissory notes totaling $1,536,952, due one year from the closing date, for a 73% ownership interest.
Piedmont Center for Spinal Disorders, P.C., an orthopedic spine surgery practice located in Danville, Virginia	August 9, 2005	$1,000,000 in cash and 263,400 shares of PainCare’s common stock, plus contingent payments of up to $2,000,000 in cash and common stock if certain performance goals are met.
Floyd O. Ring, Jr., M.D., P.C., an pain management physician practice located in Denver, Colorado	October 3, 2005	$1,250,000 in cash and 349,162 shares of PainCare’s common stock, plus contingent payments of up to $2,500,000 in cash and common stock if certain performance goals are met.
Christopher J. Centeno, M.D., P.C. and Therapeutic Management, Inc., collectively doing business as The Centeno Clinic, a pain management physician practice located in Denver, Colorado.	October 14, 2005	$3,750,000 in cash and 1,132,931 shares of PainCare’s common stock, plus contingent payments of up to $7,500,000 in cash and common stock if certain performance goals are met.

Center for Pain Management ASC, LLC, a fully accredited ambulatory surgical center with four locations in Maryland.	January 3, 2006	$3,750,000 in cash and 1,021,942 shares of common stock, plus promissory notes totaling $7,500,000 in principal, due one year from the closing date.
REC, Inc. & CareFirst Medical Associates, P.A., co-located pain management and orthopedic rehabilitation practices located in Whitehouse, Texas.	January 6, 2006	$625,000 in cash and 191,131 shares of PainCare’s common stock, plus contingent payments of up to $1,250,000 in cash and common stock if certain performance goals are met.
Desert Pain Medicine Group, a pain management physician practice with three locations in California.	January 20, 2006	$1,500,000 in cash and 471,698 shares of PainCare’s common stock, plus contingent payments of up to $3,000,000 in cash and common stock if certain performance goals are met.
Amphora, LLC, an intraoperative monitoring company based in Denver, Colorado, serving medical institutions throughout Colorado, Wyoming, Arizona and Nebraska	February 1, 2006	PainCare purchased a 60% ownership interest and paid $3,250,000
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

  Hot and cold packs;
  Electric stimulation or electrotherapy;
  Massage;
  Exercise;
  Ultrasound therapy; and
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
  Anterior discectomy, which involves removal of a spinal disc;
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

  Locating additional office space within the practice’s local area;
  Negotiation of purchase or lease terms;
  Analysis of building codes, architectural requirements and design services; and
  Construction management services.

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

Effective
Practice Name	Location	Date of Transaction	Initial Specialty	Added Service(s)
Rothbart Pain Management Clinic, Inc. (O)	Toronto, Canada	December 1, 2000	Pain Management	Additional Physicians
Advanced Orthopedics of South Florida II, Inc. (O)	Lake Worth, FL	January 1, 2001	Orthopedic Surgery	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Additional Physicians, Intra- Articular Joint
Pain and Rehabilitation Network, Inc. (O)	Orange Park, FL	December 12, 2002	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Additional Physicians, Intra- Articular Joint, (2) Additional Locations
Medical Rehabilitation Specialists II, Inc. (O)	Tallahassee, FL	May 16, 2003	Pain Management	Orthopedic Rehabilitation, Additional Building Space
Associated Physicians Group (M)	O’Fallon, IL	August 6, 2003	Orthopedic Rehabilitation	Orthopedic Rehabilitation, Intra-Articular Joint, Additional Physicians, (1) Additional Location
Spine & Pain Center, P.C. (M)	Bismarck, ND	December 23, 2003	Pain Management	Orthopedic Rehabilitation, Intra- Articular Joint
Health Care Center of Tampa, Inc. (O)	Lakeland, FL	December 30, 2003	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra-Articular Joint Program
Bone & Joint Surgical Clinic, Inc. (O)	Houma, LA	December 31, 2003	Orthopedic Surgery	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Additional Building Space, Intra- Articular Joint
Kenneth M. Alo, M.D., P.A. (M)	Houston, TX	December 31, 2003	Pain Management	Electrodiagnostic Medicine
Denver Pain Management, P.C. (M)	Denver, CO	April 29, 2004	Pain Management	Orthopedic Rehabilitaion, Electrodiagnostic Medicine, Intra-Articular Joint, Additional Physician
Georgia Pain Physicians, P.C. (M)	Atlanta, GA	May 25, 2004	Pain Management	Fellowship Program, Additional Physician
Georgia Surgical Centers, Inc. (O)	Atlanta, GA	May 25, 2004	Three Ambulatory Surgical Centers	N/A
Dynamic Rehabilitation Centers (M)	Detroit, MI	June 1, 2004	Orthopedic Rehabilitation	Orthopedic Rehabilitation, Intra-Articular Joint
Rick Taylor, D.O., P.A. (M)	Palestine, TX	June 7, 2004	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Diagnostic Imaging, Intra-Articular Joint, Additional Physicians, (1) Additional Location
Benjamin Zolper, M.D., Inc. (O)	Bangor, ME	July 1, 2004	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Office Expansion, Additional NP & PT
The Center for Pain Management (M)	Baltimore, MD	December 1, 2004	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra-Articular Joint, Additional PA & PT
Colorado Pain Specialists, P.C. (M)	Denver, CO	April 15, 2005	Pain Management	Electrodiagnostic Medicine, Intra-Articular Joint, Additional PA
PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center (O)	Lake Worth, FL	May 12, 2005	One Ambulatory Surgical Center	N/A
PSHS Beta Partners, Ltd. d/b/a Gables Surgical Center (O)	Miami, FL	August 1, 2005	One Ambulatory Surgical Center	N/A
Piedmont Center for Spinal Disorders, P.C. (M)	Danville, VA	August 9, 2005	Orthopedic Surgery	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra-Articular Joint, Additional Physician
Floyd O. Ring, Jr., M.D., P.C. (M)	Denver, CO	October 3, 2005	Pain Management	(1) Additional Location, Additional Physician
Christopher J. Centeno, M.D., P.C. & Therapeutic Management, Inc. (M)	Denver, CO	October 14, 2005	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra-Articular Joint, Additional PA
The Center for Pain Management ASC, LLC (M)	Baltimore, MD	January 3, 2006	Four Ambulatory Surgical Centers	N/A
REC, Inc. & CareFirst Medical Associates (M)	Whitehouse, TX	January 6, 2006	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra-Articular Joint
Desert Pain Medicine Group (M)	Palm Springs, CA	January 20, 2006	Pain Management	Intra-Articular Joint

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
  Performing a complete post-transaction audit of the practice accounting records; and
  Developing detailed budgets for operating performance with physicians, which are based on historical operating performance.

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

  Physician background checks;
  Verification of physician licensing;
  Ability of physicians to participate in the Medicare program;
  Interviews with all practice employees and staff;
  Review of key financial indicators for practice operations;
  Analysis of billed charges;
  Analysis of revenue, revenue growth and payor mix;
  Review of accounts receivable, aging of receivables and collection efforts;
  Review of operating costs such as staffing costs, overhead and leases;
  Analysis of referral patterns; and
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

Relationships with Physician Practices

We provide our services through physician practices with which we have one of three types of relationships:

  Owned practices, which are wholly-owned subsidiaries of PainCare Holdings, Inc.
  Managed practices, in states that prohibit the corporate practice of medicine; and
  Limited management practices, which are medical practices where we provide certain management services and equipment pursuant to specific contractual agreements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

      As a part of a review by the Division of Corporation Finance of the SEC of our Annual Report on Form 10-K for the year ended December 31, 2005 we received and responded to the SEC staff comments. Refer to Explanatory Note for a detailed explanation of the SEC requests and our response. The purpose of this Amendment No. 1 to Form 10-K is to expand certain disclosures based on the SEC request which primarily expands our disclosure regarding the restatements as described in Note 2 of the Company's Consolidated Financial Statements for the twelve months ended December 31, 2005. As of September 29, 2006 we are waiting approval from the SEC for the comments related to further clarification to Note 2 to the Company's Consolidated Financial Statements.

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

Common Stock
	High	Low
CALENDAR 2004
Quarter ending March 31, 2004	$ 3.60	$ 2.48
Quarter ending June 30, 2004	$ 3.44	$ 2.25
Quarter ending September 30, 2004	$ 3.45	$ 1.95
Quarter ending December 31, 2004	$ 3.19	$ 1.90
CALENDAR 2005
Quarter ending March 31, 2005	$ 5.22	$ 2.90
Quarter ending June 30, 2005	$ 5.45	$ 3.75
Quarter ending September 30, 2005	$ 4.49	$ 3.50
Quarter ending December 31, 2005	$ 4.21	$ 3.05
CALENDAR 2006
Quarter ending March 31, 2006	$ 3.74	$ 1.40
Quarter to date ending June 30, 2006	$ 2.06	$ 1.45

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

Our 2005 Acquisitions:

Effective
Name and Nature of Business	Date of Purchase	Purchase Price
Colorado Pain Specialists, PC., an interventional pain management practice located in Colorado	April 15, 2005	$2,125,000 in cash and 653,698 shares of common stock, plus contingent payments of up to $4,250,000 in cash and common stock if certain performance goals are met.
PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center., a fully accredited ambulatory surgical center located in Lake Worth, Florida	May 12, 2005	$6,930,940 in cash and 324,520 shares of common stock, for a 67.5% ownership interest.
PSHS Beta Partners, Ltd. d/b/a Gables Surgical Center, a fully accredited ambulatory surgical center located in Miami, Florida	August 1, 2005	$3,282,304 in cash and 868,624 shares of common stock, plus promissory notes totaling $1,536,952, due one year from the closing date, for a 73% ownership interest.
Piedmont Center for Spinal Disorders, P.C., an orthopedic spine surgery practice located in Danville, Virginia	August 9, 2005	$1,000,000 in cash and 263,400 shares of PainCare’s common stock, plus contingent payments of up to $2,000,000 in cash and common stock if certain performance goals are met.
Floyd O. Ring, Jr., M.D., P.C., an pain management physician practice located in Denver, Colorado	October 3, 2005	$1,250,000 in cash and 349,162 shares of PainCare’s common stock, plus contingent payments of up to $2,500,000 in cash and common stock if certain performance goals are met.
Christopher J. Centeno, M.D., P.C. and Therapeutic Management, Inc., collectively doing business as The Centeno Clinic, a pain management physician practice located in Denver, Colorado.	October 14, 2005	$3,750,000 in cash and 1,132,931 shares of PainCare’s common stock, plus contingent payments of up to $7,500,000 in cash and common stock if certain performance goals are met.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
		2004	2003
	2005	(Restated)	(Restated)
	(in thousands, expect per share data)
Consolidated Statement of Operations Data:
Revenues:
Pain management	$ 43,269	$ 22,317	$ 6,117
Surgeries	6,165	5,203	3,431
Ancillary services	19,230	10,398	5,433
Total revenues	68,664	37,918	14,981
Cost of revenues	12,471	6,664	4,587
Gross profit	56,193	31,254	10,394
General and administrative	38,085	20,052	7,782
Compensation expense	2,382	357	13,533
Amortization expense	1,529	549	114
Depreciation expense	1,616	837	463
Operating income (loss)	12,581	9,459	(11,498)
Interest expense	(5,796)	(3,464)	(531)
Derivative expense	(7,056)	(3,256)	(3,174)
Other income	445	170	46
Income (loss) before income taxes	174	2,909	(15,157)
Provision (benefit) for income taxes	4,926	4,410	(3,674)
Income (loss) before minority interests	(4,752)	(1,501)	(11,483)
Minority interests	587	—	—
Net loss	$ (5,339)	$ (1,501)	$ (11,483)
Basic loss per common share	$ (0.10)	$ (0.05)	$ (0.55)
Basic weighted average common shares outstanding	51,317	32,923	20,773
Diluted loss per common share	$ (0.10)	$ (0.05)	$ (0.55)
Diluted weighted average common shares outstanding	51,317	32,923	20,773
Operating and Other Financial Data:
Cash flows provided by (used in) operating activities	9,173	4,119	15
Cash flows used in investing activities	(36,474)	(18,408)	(7,683)
Cash flows provided by financing activities	30,913	25,466	13,513

	As of December 31,
		2004	2003
	2005	(Restated)	(Restated)
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$ 22,713	$ 19,101	$ 7,924
Working capital deficiency	(16,870)	(20,923)	(14,938)
Total assets	183,109	112,929	53,087
Total long-term debt and obligations under capital leases, including current portion	44,185	20,280	11,968
Minority interests	1,764	—	—
Total stockholders’ equity	87,323	41,932	12,010

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
  Service and equipment contracts. We provide limited management services and equipment pursuant to specific contractual agreements in such areas as in- house physical therapy, electrodiagnostic services and in-office surgery.

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

	December 31, 2005 (in thousands)
			Ancillary
	Pain Mgmt	Surgeries	Services		Corporate	Total
Revenues	$43,269	$6,165	$19,230	$	$ —	$68,664
Gross profit	36,632	5,110	14,451		—	56,193
General & administrative expenses	17,086	3,152	8,184		9,663	38,085
Compensation expense	—	—	—		2,382	2,382
Amortization	550	—	—		979	1,529
Depreciation	478	66	426		646	1,616
Operating income (loss)	$18,518	$1,892	$5,841	$	$ (13,670)	$12,581
	December 31, 2004 (in thousands)
			Ancillary
	Pain Mgmt	Surgeries	Services		Corporate	Total
Revenues	$22,317	$5,203	$10,398		$—	$37,918
Gross profit	18,249	4,607	8,398		—	31,254
General & administrative expenses	8,002	2,613	3,571		5,866	20,052
Compensation expense	—	—	—		357	357
Amortization	—	—	—		549	549
Depreciation	132	72	128		505	837
Operating income (loss)	$10,115	$1,922	$4,699		$(7,277)	$9,459
	December 31, 2003 (in thousands)
			Ancillary
	Pain Mgmt	Surgeries	Services		Corporate	Total
Revenues	$6,117	$3,431	$5,433		$—	$14,981
Gross profit	3,718	1,958	4,718		—	10,394
General & administrative expenses	2,168	748	1,404		3,462	7,782
Compensation expense	—	—	—		13,533	13,533
Amortization	—	—	—		114	114
Depreciation	17	18	44		384	463
Operating income (loss)	$1,533	$1,192	$3,270		$(17,493)	$(11,498)

Analysis of Results of Operations from Segment Reporting for the Twelve Months Ended December 31, 2005 Compared to the Twelve Months Ended December 31, 2004

     Revenues from pain management practices increased by approximately $20,952,000, representing an increase of 93.9% . Revenues from surgery practices increased by approximately $962,000, representing an increase of 18.5% . Revenues from ancillary services increased by approximately $8,832,000, representing an increase of 84.9% . These increases are a result of new practice and surgery center acquisitions, new limited managed programs and growth in existing practices.

     Operating income from pain management practices increased by approximately $8,403,000, representing an increase of 83.1% . Operating income from surgery practices decreased by approximately $30,000, representing a decrease of 1.6% . This decrease is related to two surgery practices affected by hurricanes during 2005. Operating income from ancillary services increased by approximately $1,142,000, representing an increase of 24.3% . The increases from pain management practices and ancillary services are a result of new practice and surgery center acquisitions, new limited managed programs and growth in existing practices.

Analysis of Results of Operations from Segment Reporting for the Twelve Months Ended December 31, 2004 Compared to the Twelve Months Ended December 31, 2003

     Revenues from pain management practices increased by approximately $16,200,000, representing an increase of 264.8% . Revenues from surgery practices increased by approximately $1,772,000, representing an increase of 51.6% . Revenues from ancillary services increased by approximately $4,965,000, representing an increase of 91.4% . These increases are a result of new practice acquisitions, new limited managed programs and growth in existing practices.

     Operating income from pain management practices increased by approximately $8,582,000, representing an increase of 559.8% . Operating income from surgery practices increased by approximately $730,000, representing an increase of 61.2% . Operating income from ancillary services increased by approximately $1,429,000, representing an increase of 43.7% . These increases are a result of new practice acquisitions, new limited managed programs and growth in existing practices.

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

Analysis of Financial Condition and Results of Operations For The Twelve Months Ended December 31, 2005 Compared To Twelve Months Ended December 31, 2004

     Total revenues increased to $68,663,797 for fiscal 2005, from $37,917,900 in fiscal 2004, representing an increase of 81.1% . This increase was primarily the result of $36,339,637 in revenue from “New-Practices” acquired since December 31, 2004. There was an increase in revenues of $2,588,755 or 11.42%, from practices acquired/managed prior to January 1, 2005 (“Same-Practices”). Net revenue for all practices on a year over year basis is reflected in the chart below.

	2005	2004	% Increase
Same-Practices
Revenues	$ 25,263,720	$ 22,674,965	11.42%
New-Practices
Revenues	$ 36,339,637

     Gross profit increased to $56,193,428 for fiscal 2005, from $31,253,955 in fiscal 2004, representing an increase of 79.8% . This increase is primarily the result of New-Practices acquired/managed since December 31, 2004 and growth in Same-Practices.

Operating income increased to $12,580,806 for fiscal 2005, from $9,458,586 in fiscal 2004, representing an increase of 33.0% ..

     Operating expenses increased by $21,817,253 to $43,612,622 for fiscal 2005, from $21,795,369 for fiscal 2004, representing an increase of approximately 100.1% . General and administrative expenses increased to $38,084,609 from $20,052,066, representing an increase of 90.0% . This increase is primarily the result of New-Practices acquired/managed since December 31, 2004. General and administrative expenses at corporate increased to $9,663,000 from $5,866,000, representing an increase of 64.7% . This increase is primarily comprised of the following expenses: $846,954 for salaries and payroll taxes, $988,092 for Sarbanes-Oxley consulting and travel expenses, $590,283 for EDX and IAJP servicing fees, $421,204 for consulting fees, $487,199 for legal fees and $149,346 for accounting and audit fees. In addition, compensation expense related to our variable stock option plan increased to $2,382,259 from $356,590, representing an increase of 568%, was included in general and administrative expenses.

     Net interest expense increased by $2,332,238 in fiscal 2005, as the result of new debt which commenced during 2005 and non-cash interest charges related to derivative instruments.

The provision for income taxes increased to $4,925,679 in fiscal 2005 from $4,410,587 in fiscal 2004.

Analysis of Financial Condition and Results of Operations For The Twelve Months Ended December 31, 2004 Compared To Twelve Months Ended December 31, 2003

     Total revenues increased to $37,917,900 for fiscal 2004, from $14,980,867 in fiscal 2003, representing an increase of 153.1% . This increase was primarily the result of $25,544,013 in revenue from “New-Practices” acquired since December 31, 2003. There was an increase in revenues of $943,937 or 11.87% from practices acquired/managed prior to January 1, 2004 (“Same-Practices”). Net revenue for all practices on a year over year basis is reflected in the chart below.

	2004	2003	% Increase
Same-Practices
Revenues	$ 8,898,933	$ 7,954,996	11.87%
New-Practices
Revenues	$ 25,544,013

     Gross profit increased to $31,253,955 for fiscal 2004, from $10,394,135 in fiscal 2003, representing an increase of 200.7% . This increase is primarily the result of New-Practices acquired/managed since December 31, 2003 and growth in Same-Practices.

Operating income increased to $9,458,586 for fiscal 2004, from $(11,497,705) in fiscal 2003, representing an increase of 182.3%

     Operating expenses decreased by $96,471 to $21,795,369 for fiscal 2004, from $21,891,840 for fiscal 2003, representing a decrease of approximately 0.05% . This decrease is primarily due to a decrease of $13,176,110 in compensation expense related to our variable stock option plan.

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

A summary of our contractual obligations and commercial commitments at December 31, 2005 were as follows:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	5 + Years
Long-term debt	30,012,581	3,883,012	26,129,569	-	-
Convertible debentures	9,653,008	8,519,131	1,133,877	-	-
Capital leases1	4,519,086	1,646,378	2,731,808	140,900	-
Operating leases	15,995,028	3,267,612	6,669,816	3,580,056	2,477,544
Acquisition consideration2	47,389,067	8,011,567	39,377,500	-	-

Total contractual obligations	$ 110,064,441

1)	Includes the total minimum lease payments due in each year.
2)	Includes both the cash and stock components of the acquisition earnouts. One half of the contractual obligation is a payment in cash while the remaining half is payable in common stock priced at fair market value. This assumes the practice meets all earnings threshold obligations.
3)	Refer to Note 9 of Notes to Consolidated Statements for information regarding long-term debt.
4)	Refer to Note 10 of Notes to Consolidated Statements for information regarding convertible debt.

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

(vii) Management’s evaluation of internal control over financial reporting as of December 31, 2005 excluded an evaluation of the internal control over financial reporting of the following subsidiaries which were acquired during 2005 and included in the consolidated financial statements as of and for the year ended December 31, 2005:

	For the Year Ended
	December 31, 2005
Subsidiary Name	Revenue	Assets
Colorado Pain Specialists	$ 1,845,682	$5,496,453
Piedmont Center for Spinal Disorders	511,981	2,450,649
Floyd O. Ring, Jr., M.D., P.C.	644,613	2,903,118
PCSI	5,116,622	25,236,507
Christopher J. Centeno, M.D., P.C.	741,441	8,571,854
Totals	$ 8,860,339	$44,658,581

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

SUMMARY COMPENSATION TABLE

					Long Term Compensation Awards
		Annual Compensation			Awards		Payouts
					Restricted	Securities
					Stock	Underlying
		Salary	Bonus	Other Annual	Award(s)	Options	LTIP Payouts	All Other Compensation
Name & Principal Position	Year	($)	($)	Compensation	$	(#)	($)	($)
Randy Lubinsky, CEO	2005	$ 296,667	$ 280,000	$ 20,892	$ -0-	175,000	$ -0-	$ -0-
(1)(4)	2004	$ 262,500	$ 300,000	$ 20,603	$ -0-	100,000	$ -0-	$ -0-
	2003	$ 220,833	$ 46,739	$ 19,390	$ -0-	1,050,000	$ -0-	$ -0-
Mark Szporka, CFO	2005	$ 271,667	$ 280,000	$ 24,944	$ -0-	175,000	$ -0-	$ -0-
(2)(4)	2004	$ 237,500	$ 250,000	$ 24,522	$ -0-	100,000	$ -0-	$ -0-
	2003	$ 195,833	$ 46,739	$ 24,406	$ -0-	1,050,000	$ -0-	$ -0-
Ronald Riewold, President	2005	$ 271,667	$ 210,000	$ 24,944	$ -0-	175,000	$ -0-	$ -0-
(3)(5)	2004	$ 183,333	$ 125,000	$ 24,522	$ -0-	1,250,000	$ -0-	$ -0-
	2003	$ 175,000	$ -0-	$ 24,248	$ -0-	-0-	$ -0-	$ -0-

(1)	Randy Lubinsky has served as our Director and the Chief Executive Officer since our reorganization on August 1, 2000. Pursuant to an employment agreement entered into in August 2000 and amended on August 1, 2002, Mr. Lubinsky received annual salary payments equal to $200,000 and certain perquisites and other benefits. This employment agreement was subsequently amended on August 1, 2003, increasing Mr. Lubinsky’s annual salary to $250,000. This employment agreement was amended again on August 1, 2004, increasing Mr. Lubinsky’s annual salary to $280,000 and subsequently amended on August 1, 2005, increasing Mr. Lubinsky’s annual salary to $320,000. For the fiscal year ended December 31, 2005, the Company paid Mr. Lubinsky a car allowance of $12,000 and paid health and dental insurance premiums of $8,892. See “Employment Agreements.”

(2)	Mark Szporka has served as a Director and Chief Financial Officer since our reorganization on August 1, 2000. Pursuant to an employment agreement entered into in August 2000 and amended August 1, 2002, Mr. Szporka received annual salary payments equal to $175,000 and certain perquisites and other benefits.

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

Stock Option Grants In 2005

					Potential Realizable Value at
					Assumed Annual Rates of Stock
Individual Grants					Price Appreciation for Option Term

	Number of Securities	% of Total Stock
	Underlying	Options Granted to	Exercise or
	Stock Options	Employees in Fiscal	Base Price
Name	Granted (#)	2005	($/Sh)	Expiration Date	5% ($)	10% ($)
Randy Lubinsky	175,000	19%	$ 4.00	8/1/10	$ 194,250	$ 427,000
Mark Szporka	175,000	19%	$ 4.00	8/1/10	$ 194,250	$ 427,000
Ronald Riewold	175,000	19%	$ 4.00	8/1/10	$ 194,250	$ 427,000

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning the exercise of options during the year ended December 31, 2005 and unexercised options held as of the end of fiscal 2005.

			Number of Securities	Value of Unexercised In-the-
			Underlying Unexercised	Money Options at FY-End
	Shares Received		Options at FY-End(2)	($) (1)(2)
Name	on Exercise	Value Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
Randy Lubinsky	197,531	$634,075	1,575,000/750,000	$4,564,000/$2,445,000
Mark Szporka	197,531	$634,075	1,575,000/750,000	$4,564,000/$2,445,000
Ronald Riewold	0	$0	1,450,000/750,000	$4,156,500/$2,445,000

(1)	Calculated based on the fair market value of $3.26 per share at the close of trading on December 30, 2005 as reported by the AMEX, minus the exercise price of the option.
(2)	The unvested portion of the unexercised options, vested on January 1, 2006.

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
$4.00 per share.

(6)	Includes Plan options to acquire (i) 200,000 shares of common stock at $0.05 per share; and (ii) 25,000 shares of common stock at $2.97 per share.

(7)	Includes Plan options to acquire (i) 70,000 shares of common stock at $0.70 per share; (ii) 25,000 shares of common stock at $2.40 per share; and (iii) 25,000 shares of common stock at $2.97 per share.

(8)	Includes Plan options to acquire (i) 70,000 shares of common stock at $0.70 per share; (ii) 25,000 shares of common stock at $2.40 per share and (iii) 25,000 shares of common stock at $2.97 per share.

(9)	Includes Plan options to acquire (i) 25,000 shares of common stock at $2.97 per share.

(10)	Includes Plan options to acquire (i) 25,000 shares of common stock at $2.97 per share.

(11)	Includes Plan options to acquire 150,000 shares of common stock at $2.25 per share, which were granted and fully vested in accordance with a personal guarantee provided by each Messrs. Lubinsky, Szporka and Hudson with respect to the guarantee of a line of credit with Merrill Lynch Business Financial Services, Inc. This line of credit was subsequently closed in February of 2004.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,752,150	$ 2.01	247,850
Equity compensation plans not approved by security holders	3,179,316	$ 6.69	0

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the audit fees we were billed by our auditors during fiscal 2005 and 2004.

	2005	2004
Audit fees	$ 92,400	$ 51,120
Audit related fees	159,346	99,504
Tax fees	42,780	9,210
Total	$ 294,526	$ 159,834

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report.
1. Financial Statements (appearing at the end of this Report)

Index to Financial Statements	F-1
Reports of Independent Registered Public Accounting Firms:
Report of Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.	F-2
Report of Tschopp, Whitcomb & Orr, P.A.	F-3
Consolidated Balance Sheets As of December 31, 2005 and 2004	F-4
Consolidated Statements of Operations For The Years Ended December 31, 2005, 2004 and 2003	F-5
Consolidated Statements of Cash Flows For The Years Ended December 31, 2005, 2004 and 2003	F-6
Consolidated Statements of Stockholders’ Equity For The Years Ended December 31, 2005, 2004 and 2003	F-7
Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003	F-8

(b). Exhibits
INDEX TO EXHIBITS
NO.         DESCRIPTION OF EXHIBIT

3.01	Articles of Incorporation (1)
3.02	By Laws(1)
3.03	Amendment to Bylaws (2)
3.04	Amendment to Articles of Incorporation (3)
4.1	2000 Stock Option Plan of PainCare, Inc. (1)
4.2	2001 Stock Option Plan of PainCare, Inc. (1)
10.01	Merger Agreement and plan of Reorganization by and among PainCare Holdings, Inc. and CPS Merger Corp., Scott Brandt, M.D. and Bradley Vilims, M.D.(4)
10.02	Securities Purchase Agreement by and Among PSHS Partnership Ventures, PainCare Holdings, Inc. and PainCare Surgery Centers I, Inc. (5)
10.03	Securities Purchase Agreement by and among PSHS Partnership Ventures, Inc., PainCare Holdings, Inc. and PainCare Surgery Centers II, Inc. (6)
10.04	Merger Agreement and Plan of Reorganization by and among PainCare Holdings, Inc. and Piedmont Center for Spinal Disorders, P.C. (7)
10.05	Asset Purchase Agreement by and among PainCare Holdings, Inc., PainCare Surgery Centers III, Inc. and The Center for Pain Management ASC, LLC. (8)
10.06	Merger Agreement and Plan of Reorganization by and among PainCare Holdings, Inc. and Floyd O. Ring, Jr., M.D., P.C. (9)
10.07	Asset Purchase by and among PainCare Holdings, Inc. and Christopher J. Centeno, M.D., P.C. (10)
10.08	Loan and Security Agreement by and among PainCare Holdings, Inc. and HBK Investments, L.P.(11)
10.09	Amendment Number One to Loan and Security Agreement by and among PainCare Holdings, Inc. and HBK Investments, L.P.(11)
10.10	Third Addendum to Second Amended and Restated Employment Agreement by and between PainCare Holdings, Inc. and Randy Lubinsky.(11)
10.11	Third Addendum to Second Amended and Restated Employment Agreement by and between PainCare Holdings, Inc. and Mark Szporka(11)
10.12	Fourth Addendum to Employment Agreement by and between PainCare Holdings, Inc. and Ronald Riewold(11)
14.1	Code of Ethics for PainCare Holdings, Inc.(11)
21.1	Subsidiaries of the Company(11)
23(a)	Consent of BPKH(11)
23(b)	Consent of Tschopp, Whitcomb & Orr, P.A.(11)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Section 1350 Certifications(11)
(1)	Previously filed with the SEC with the Company’s Form S-4 on January 4, 2002
(2)	Previously filed with the SEC with the Company’s Form 8-K on July 12, 2005
(3)	Previously filed with the SEC with the Company’s Form 8-K on August 11, 2005
(4)	Previously filed with the SEC with the Company’s Form 8-K on April 18, 2005
(5)	Previously filed with the SEC with the Company’s Form 8-K on May 17, 2005
(6)	Previously filed with the SEC with the Company’s Form 8-K on August 8, 2005
(7)	Previously filed with the SEC with the Company’s Form 8-K on August 11, 2005
(8)	Previously filed with the SEC with the Company’s Form 8-K on September 27, 2005
(9)	Previously filed with the SEC with the Company’s Form 8-K on October 7, 2005
(10)	Previously filed with the SEC with the Company’s Form 8-K on October 14, 2005
(11)	Previously filed with the SEC with the Company's Form 10-K on June 1, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PAINCARE HOLDINGS, INC.
Date: September 29 , 2006	By:	/s/ RANDY LUBINSKY
Chief Executive Officer and Director

Date: September 29, 2006	By:	/s/ MARK SZPORKA
Chief Financial and Accounting Officer
and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD RIEWOLD	President and Director	September 29, 2006
/s/ JAY ROSEN, M.D.	Director	September 29, 2006
/s/ MERRILL REUTER, M.D.	Director	September 29, 2006
/s/ ARTHUR J. HUDSON	Director	September 29, 2006
/s/ ROBERT FUSCO	Director	September 29, 2006
/s/ ALDO F. BERTI, M.D.	Director	September 29, 2006
/s/ THOMAS J. CRANE	Director	September 29, 2006

PART F/S
PAINCARE HOLDINGS, INC.
CONTENTS

Index to Financial Statements	F-1
Reports of Independent Registered Public Accounting Firms:
Report of Beemer, Pricher, Kuehnhackl, & Heidbrink, P.A.	F-2
Report of Tschopp, Whitcomb & Orr, P.A.	F-3
Consolidated Balance Sheets As of December 31, 2005 and 2004	F-4
Consolidated Statements of Operations For The Years Ended December 31, 2005, 2004 and 2003	F-5
Consolidated Statements of Cash Flows For The Years Ended December 31, 2005, 2004 and 2003	F-6
Consolidated Statements of Stockholders’ Equity For The Years Ended December 31, 2005, 2004 and 2003	F-7
Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003	F-8

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

PAINCARE HOLDINGS, INC.
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
		(As restated)
Assets
Current assets:
Cash and cash equivalents	$ 22,713,165	$ 19,100,840
Accounts receivable, net	21,263,405	14,077,643
Deposits and prepaid expenses	2,557,492	1,117,317
Deferred tax asset	683,391	130,000
Total current assets	47,217,453	34,425,800
Property and equipment, net	11,494,656	7,119,065
Goodwill, net	111,468,292	61,817,801
Due from stockholderr	427,553	406,227
Deferred tax asset	867,854	2,536,923
Other assets	11,834,822	6,623,360
Total assets	$ 183,310,630	$ 112,929,176
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$ 3,522,714	$ 752,045
Accrued compensation expense	17,142,549	14,760,290
Derivative liabilities	12,952,455	13,364,535
Acquisition consideration payable	8,011,567	17,900,833
Common stock payable	5,405,601	—
Income tax payable	3,003,766	3,939,972
Current portion of notes payable	3,883,012	765,177
Current portion of capital lease obligations	1,646,378	930,117
Current portion of convertible debentures	8,519,131	2,935,480
Total current liabilities	64,087,173	55,348,449
Notes payable, less current portion	26,129,569	295,583
Convertible debentures	1,133,877	13,163,014
Capital lease obligations, less current portion	2,872,708	2,190,627
Total liabilities	94,223,327	70,997,673
Minority interests in consolidated subsidiaries	1,763,838	—
Commitments and contingencies
Stockholders' equity:
Common stock, $.0001 par value. Authorized 200,000,000 shares; issued and outstanding 55,823,026 and 41,512,833 shares	5,582	4,151
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Additional paid in capital	106,253,345	55,539,687
Accumulated deficit	(18,983,089)	(13,643,711)
Cumulative translation adjustments	47,627	31,376
Total stockholders' equity	87,323,465	41,931,503
Total liabilities and stockholders' equity	$ 183,310,630	$ 112,929,176

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.
Consolidated Statements of Operations
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
		(As restated)	(As restated)
Revenues:
Pain management	$43,269,382	$22,316,610	$6,116,520
Surgeries	6,165,175	5,202,766	3,431,272
Ancillary services	19,229,240	10,398,524	5,433,075
Total revenues	68,663,797	37,917,900	14,980,867
Cost of revenues	12,470,369	6,663,945	4,586,732
Gross profit	56,193,428	31,253,955	10,394,135
General and administrative expense	40,466,868	20,408,656	21,315,013
Amortization expense	1,529,438	549,229	113,637
Depreciation expense	1,616,316	837,484	463,190
Operating income (loss)	12,580,806	9,458,586	(11,497,705)
Interest expense	(5,795,915)	(3,463,677)	(531,158)
Derivative expense	(7,055,502)	(3,256,372)	(3,173,763)
Other income	444,549	170,568	45,425
Income (loss) before income taxes	173,938	2,909,105	(15,157,201)
Provision (benefit) for income taxes	4,925,679	4,410,587	(3,674,358)
Loss before minority interests	(4,751,741)	(1,501,482)	(11,482,843)
Minority interests in net earnings of consolidated subsidiaries	(587,637)	—	—
Net loss	$(5,339,378)	$(1,501,482)	$(11,482,843)
Basic loss per common share	$(0.10)	$(0.05)	$(0.55)
Basic weighted average common shares outstanding	51,316,562	32,923,211	20,772,620
Diluted loss per common share	$(0.10)	$(0.05)	$(0.55)
Diluted weighted average common shares outstanding	51,316,562	32,923,211	20,772,620

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003
	2005		2004	2003
			(As restated)	(As restated)
Cash flows from operating activities:
Net loss	$(5,339,378)		$(1,501,482)	$(11,482,843)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,145,754		1,386,713	576,827
Non-cash transactions and other	28,143		30,415	26,290
Loss on disposal of property and equipment	88,651		—	—
Amortization of debt discount	1,704,693		1,805,846	—
Stock issued for interest payments	991,146		383,053	—
Mark to market derivatives	7,055,502		3,256,372	3,173,763
Compensation expense-variable stock options	2,382,259		356,590	13,532,700
Deferred income taxes	1,113,566		748,623	(3,563,544)
Amortization of deferred financing costs	(475,717)		—	—
Minority interests	587,637		—	—
Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(2,428,409)		(5,332,692)	(1,834,012)
Deposits and prepaid expenses	(960,977)		(448,695)	(369,911)
Other assets	139,375		—	—
Income tax payable	(908,735)		3,794,566	63,385
Accounts payable and accrued expenses	2,049,587		(360,283)	(108,093)
Net cash provided by operating activities	9,173,097		4,119,026	14,562
Cash flows from investing activities:
Purchase of property and equipment	(1,832,701)		(1,018,597)	(353,143)
Cash paid for earnouts	(7,510,966)		(3,108,888)	(695,708)
Cash used for contract rights	(202,291)		(2,253,215)	(325,525)
Cash used for acquisitions	(27,172,913)		(12,297,753)	(6,346,552)
Cash from acquisitions	244,713		270,570	38,232
Net cash used in investing activities	(36,474,158)		(18,407,883)	(7,682,696)
Cash flows from financing activities:
Proceeds from issuance of debentures, net of offering costs	—		12,382,315	9,367,397
Proceeds from issuance of common stock, net of capital offering costs	5,964,013		15,500,446	5,821,916
Payments of capital lease obligations	(1,556,217)		(686,734)	(363,814)
Payment of convertible debentures	—		(885,000)	—
Notes receivable from employees	(201,353)		—	—
Cash distributions to minority interests	(410,896)		—	—
Due from/to shareholders	—		(34,907)	134,385
Net proceeds from (payments on) notes payable	(1,068,760)		328,222	(210,060)
Notes payable issued	28,186,599		(1,138,412)	(1,236,607)
Net cash provided by financing activities	30,913,386		25,465,930	13,513,217
Net increase in cash and cash equivalents	3,612,325		11,177,073	5,845,083
Cash and cash equivalents at beginning of year	19,100,840		7,923,767	2,078,684
Cash and cash equivalents at end of year	$22,713,165		$19,100,840	$7,923,767
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,499,181	$	$ 1,207,049	$487,786
Cash paid during the year for income taxes	2,895,752		—	—
Non-cash investing and financing transactions:
Common stock issued for acquisitions	25,701,467		7,846,712	13,596,867
Common stock issued for contract right purchases	—		1,097,333	—
Common stock issued for convertible debentures	15,735,237		1,650,948	175,000
Common stock issued for earnouts	7,689,464		2,978,770	171,929
Common stock issued for bridge note	—		—	208,000
Acquisition consideration payable	8,011,567		17,900,833	3,000,000
Equipment financed with capital lease obligations	2,355,578		928,756	641,254
Distribution rights acquired	—		—	2,212,653

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2005, 2004 and 2003

	Common Stock			Additional	Retained		Accumulated	Total
				Paid in	Earnings		Other	Stockholders’
	Shares		Amount	Capital	(Accumulated		Comprehensive	Equity
Balances at December 31, 2002, as previously reported	15,576,640		$1,557	$7,019,246	$556,487	$	$ (23,299)	$7,553,991
Effect of prior years’ restatements	—		—	(273,000)	(1,215,873)		—	(1,488,873)
Balances at December 31, 2002 (as restated)	15,576,640	$	$ 1,557	$6,746,246	$(659,386)	$	$ (23,299)	$6,065,118
Common stock issued for earnouts	107,456		11	171,918	—		—	171,929
Common stock issued for cash	5,053,166		505	5,405,673	—		—	5,406,178
Common stock issued for conversion of convertible preferred stock	455,913		46	212,704	—		—	212,750
Common stock issued for exercise of stock options	200,000		20	9,980	—		—	10,000
Common stock issued for conversion of bridge note	208,000		21	207,979	—		—	208,000
Common stock issued for conversion of convertible debenture	118,243		12	174,988	—		—	175,000
Common stock issued for exercise of warrants	256,230		26	192,962	—		—	192,988
Common stock issued to advisory network members	2,030		—	2,030	—		—	2,030
Common stock issued for acquisitions	4,904,919		490	13,596,377	—		—	13,596,867
Tax benefit realized from stock plans	—		—	111,328	—		—	111,328
Common stock share based grants for non employee consulting fees	—		—	238,398	—		—	238,398
Adjustment for fair value of warrants	—		—	(2,921,713)	—		—	(2,921,713)
Components of comprehensive income (loss):
Translation adjustment	—		—	—	—		24,260	24,260
Net loss	—		—	—	(11,482,843)		—	(11,482,843)
Comprehensive loss	—		—	—	—		—	(11,458,583)
Balances at December 31, 2003 (as restated)	26,882,597	$	$ 2,688	$24,148,870	$(12,142,229)	$	$ 961	$12,010,290
Common stock issued for earnouts	1,064,251		107	2,978,663	—		—	2,978,770
Common stock issued for contract rights	401,617		40	1,097,293	—		—	1,097,333
Common stock issued for exercise of warrants	534,466		53	343,067	—		—	343,120
Common stock issued for exercise of stock options	312,673		31	71,031	—		—	71,062
Common stock issued for acquisitions	2,667,747		267	7,846,445	—		—	7,846,712
Common stock issued for conversion of convertible debenture	530,000		53	1,650,895	—		—	1,650,948
Common stock issued for debenture interest payments	154,482		15	383,053	—		—	383,068
Common stock issued for secondary offering	8,965,000		897	15,085,366	—		—	15,086,263
Common stock options issued for non employee consulting fees	—		—	219,829	—		—	219,829
Adjustment for fair value of warrants	—		—	1,715,175	—		—	1,715,175
Components of comprehensive income (loss):
Translation adjustment	—		—	—	—		30,415	30,415
Net loss					(1,501,482)		—	(1,501,482)
Comprehensive loss	—		—	—	—		—	(1,471,067)
Balances at December 31, 2004 (as restated)	41,512,833	$	$ 4,151	$55,539,687	$(13,643,711)	$	$ 31,376	$41,931,503
Common stock issued for earnouts	2,026,592		203	7,689,261	—		—	7,689,464
Common stock issued for exercise of warrants	400,316		40	474,672	—		—	474,712
Common stock issued for exercise of stock options	674,975		67	83,633	—		—	83,700
Common stock issued as restricted shares	18,860		2	11,890	—		—	11,892
Common stock issued for acquisitions	7,279,835		727	25,700,740	—		—	25,701,467
Common stock issued for conversion of convertible debenture	3,626,167		364	15,734,873	—		—	15,735,237
Common stock issued for debenture interest payments	283,448		28	991,118	—		—	991,146
Common stock options issued for non employee consulting fees	—		—	27,471	—		—	27,471
Components of comprehensive income (loss):
Translation adjustment	—		—	—	—		16,251	16,251
Net loss	—		—	—	(5,339,378)		—	(5,339,378)
Comprehensive loss	—		—	—	—		—	(5,323,127)
Balances at December 31, 2005	55,823,026	$	$ 5,582	$106,253,345	$(18,983,089)	$	$ 47,627	$87,323,465

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

Changes in contractual allowances for the years ended December 31, 2005 and 2004 were as follows:

	For the Year Ended December 31,
	2005	2004
Balance at beginning of year (including balances from purchased business combinations)	$ 14,788,745	$ 5,520,213
Increase for contractual allowance in the current year (based on historical percentages)	40,437,607	32,458,453
Increase (decrease) in contractual allowance for the prior years contractual allowance	(173,722)	(3,689,814)
Decrease to the contractual allowance for the current year	(24,393,787)	(19,500,107)
Balance at end of year	$ 30,658,843	$ 14,788,745

A summary of the activity in the allowance for uncollectible accounts is as follows:

	For the Year Ended December 31,
	2005	2004
Balance, beginning of year	$335,459	$142,277
Additions charged to provision for bad debts	2,788,601	599,621
Accounts receivable written off (net of recoveries)	(1,360,283)	(406,439)
Balance, end of year	1,763,777	335,459

The Company's payor mix and aging table for the year ended December 31, 2005 were as follows:

Financial Class	Balance on December 31, 2005	Current	31-60 Days	61-90 Days	91 + Days
Medicare	$1,588,876	$658,177	$281,062	$117,867	$531,770
Private insurance	12,738,637	5,276,860	2,253,383	944,989	4,263,405
Self-pay	1,065,948	437,832	186,967	78,407	353,742
Workers compensation	2,606,677	1,079,792	461,104	193,371	872,410
Government	2,415,551	1,000,618	427,296	179,193	808,444
Medicaid	262,510	108,742	46,436	19,474	87,858
Other	2,357,983	976,772	417,112	174,922	789,177
Total	23,027,182	9,538,793	4,073,360	1,708,223	7,706,806
Allowance for doubtful accounts	1,763,777	333,355	305,287	162,191	962,944
Net realizable value	21,263,405	9,205,438	3,768,073	1,546,032	6,743,862

Aging Category	Amount	Percentage estimated for allowance for doubtful accounts	Required balance in allowance for doubtful accounts
Current	$9,538,793	3.5%	$333,355
31-60 days	4,073,360	7.5%	305,287
61-90 days	1,708,223	9.5%	162,191
Over 91 days	7,706,806	12.5%	962,944
Year end balance of allowance for doubtful accounts			1,763,777

The Company’s payor mix and aging table for the year ended December 31, 2004 were as follows:

	Balance on December 31,
Financial Class	2004	Current	31-60 Days	61-90 Days	91 + Days
Medicare	$1,970,228	$ 1,203,017	$ 417,291	$125,875	$224,045
Private insurance	7,480,315	4,446,917	1,323,497	565,251	1,144,650
Self-pay	428,160	205,462	102,273	33,939	86,486
Workers compensation	1,237,915	669,298	261,912	121,777	184,928
Government	268,564	107,694	88,089	57,473	15,308
Medicaid	676,195	332,595	106,861	90,863	145,876
Other	2,351,725	702,059	457,619	974,047	218,000
Total	14,413,102	7,667,042	2,757,542	1,969,225	2,019,293
Allowance for doubtful accounts	335,459	178,447	64,181	45,833	46,998
Net realizable value	$14,077,643	$ 7,488,595	$ 2,693,361	$1,923,392	$1,972,295

Summary
Aging category		Amount	Percentage estimated for allowance for doubtful accounts		Required balance in allowance for doubtful accounts
Current		$ 7,667,042	2.3%		$178,447
31-60 days		2,757,542	2.3%		64,181
61-90 days		1,969,225	2.3%		45,833
over 91 days		2,019,293	2.3%		46,998
Year end balance of allowance for doubtful accounts					$335,459

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

F-16

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

Accounting for purchase acquisition transactions:

     The Company has corrected the accounting used for acquisitions so as to be in compliance with generally accepted accounting principles. We have adjusted the purchase prices of each of our business acquisitions by correcting the value of our shares issued to their fair value at the date of the acquisitions. We also re-assessed the value of intangible assets acquired and the recording of deferred income taxes. An acquisition previously reported in September 2005 was reassessed and will be accounted for as a January 2006 acquisition when the transaction was completed. We have determined that there are other identifiable intangible assets that have an associated value. The separately identifiable intangible asset is the physicians’ referral network. The referral network represents other doctors in the community who refer their patient base to the Company’s physicians who practice in a discipline to meet their patient’s needs. The referral network is clearly linked to the physicians’ employment agreements. The amortization term is seven years which represents the five year employment agreement the Company enters into with each physician plus the two years of an additional non-compete agreement. The value of the referral network should be amortized over the employment term and the non-compete period of the physician since that represents the period of time the Company benefits from the arrangement. As such, we have adjusted the allocation of the purchase price and the recording of net assets for each of our acquisitions. The valuation of these identifiable intangibles was determined by a third-party valuation expert.

Goodwill changed as part of the restatement due to an allocation for specifically identifiable intangibles and subsequent recording of the difference between book and tax to deferred taxes, and for adjustments associated with recorded equity issued for acquisition consideration. Please see the table below outlining the changes by practice:

	Total at 12/31/03	Adjustments for identifiable intangibles	Adjustments for equity analysis initial acq.	Adjustments for equity analysis contingent payments during 2003	Restated Total at 12/31/03
Advanced Orthopedics of South Florida (AOSF)	$ 3,055,028	$(66,586)	$ -	$ -	$ 2,988,442
Rothbart Pain Clinic (RPC)	1,916,294	(96,738)	-	(64,403)	1,755,153
Pain & Rehabilitation Network (PRN)	1,043,271	(19,786)	(200,000)	-	823,485
Medical Rehabilitation Specialists (MRS)	2,679,947	(37,590)	825,000	-	3,467,357
Associated Physicians Group (APG)	2,977,918	(92,893)	2,145,000	-	5,030,025
Spine & Pain Center (SPC)	1,281,722	(28,670)	122,222	-	1,375,274
Health Care Center of Tampa (HCCT)	3,087,144	(58,096)	895,102	-	3,924,150
Bone & Joint Surgical Clinic (BJSC)	2,494,459	(139,272)	558,154	-	2,913,341
Kenneth M. Alo, M.D., P.A. (KMA)	3,410,952	(24,937)	738,889	-	4,124,904
Total Goodwill	$21,946,735	$(564,568)	$5,084,367	$(64,403)	$26,402,131

	Total at 12/31/04	Adjustments for identifiable intangibles	Adjustments for equity analysis initial acq.	Adjustments for equity analysis contingent payments during 2003	Adjustments for equity analysis contingent payments during 2004	Restated Total at 12/31/04
Advanced Orthopedics of South Florida (AOSF)	$3,980,153	$(66,586)	$ -	$ -	$ -	$3,913,567
Rothbart Pain Clinic (RPC)	2,364,667	(96,738)	-	(64,403)	3,464	2,206,990
Pain & Rehabilitation Network (PRN)	2,420,248	(19,786)	(200,000)	-	466,666	2,667,128
Medical Rehabilitation Specialists (MRS)	3,596,615	(37,590)	825,000	-	(60,109)	4,323,916
Associated Physicians Group (APG)	3,894,585	(92,893)	2,145,000	-	985,416	6,932,108
Spine & Pain Center (SPC)	1,729,830	(28,670)	122,222	-	-	1,823,382
Health Care Center of Tampa (HCCT)	4,465,410	(58,096)	895,102	-	-	5,302,416
Bone & Joint Surgical Clinic (BJSC)	3,546,143	(139,272)	558,154	-	-	3,965,025
Kenneth M. Alo, M.D., P.A. (KMA)	4,695,879	(24,937)	738,889	-	-	5,409,831
Denver Pain Management (DPM)	-	-	(22,000)	-	-	(22,000)
Georgia Surgical Centers, Inc.(GSC)	1,921,227	(18,059)	157,197	-	-	2,060,365
Dynamic Rehabilitation Centes, Inc.(Dynamic	3,883,103	(88,301)	435,885	-	-	4,230,687
Rick Taylor, D.O., P.A. (Taylor)	3,931,361	(74,030)	365,542	-	-	4,222,873
Benjamin Zolper, M.D., P.A. (Zolper)	1,463,115	(51,543)	185,088	-	-	1,596,660
Center for Pain Management (CPM)	13,345,574	(160,721)	-	-	-	13,184,853
Total Goodwill	$55,237,910	$(957,222)	$6,206,079	$(64,403)	$1,395,437	$61,817,801

Adjustments to Goodwill for the period ending September 30, 2005
	Total at 9/30/05	Adjustments for identifiable intangibles	Adjustments for equity analysis initial acq.	Adjustments analysis contingent payments during 2003	Adjustments analysis contingent payments during 2004	Adjustments analysis contingent payments during 2005	Adjustments for other during 2005	Restated Total at 9/30/05
Advanced Orthopedics of South Florida (AOSF)	$3,980,153	$(66,586)	$ -	$ -	$ -	$ -	$ -	$3,913,567
Rothbart Pain Clinic (RPC)	2,364,660	(96,738)	-	(64,403)	3,464	-	-	2,206,983
Pain & Rehabilitation Network (PRN)	2,420,248	(19,786)	(200,000)	-	466,666	28,835	-	2,695,963
Medical Rehabilitation Specialists (MRS)	4,513,281	(37,590)	825,000	-	(60,109)	43,238	-	5,283,820
Associated Physicians Group (APG)	4,811,251	(92,893)	2,145,000	-	985,416	-	-	7,848,774
Spine & Pain Center (SPC)	1,729,830	(28,670)	122,222	-	-	29,880	-	1,853,262
Health Care Center of Tampa (HCCT)	4,465,410	(58,096)	895,102	-	-	70,248	-	5,372,664
Bone & Joint Surgical Clinic (BJSC)	3,546,143	(139,272)	558,154	-	-	27,439	-	3,992,464
Kenneth M. Alo, M.D., P.A.(KMA)	4,695,879	(24,937)	738,889	-	-	42,683	-	5,452,514
Denver Pain Management (DPM)	4,308,600	-	(22,000)			-	-	4,286,600
Georgia Surgical Centers, Inc(GSC)	2,758,379	(18,059)	157,197	-	-	(26,911)	-	2,870,606
Dyamic Rehabilitation Centers, Inc. (Dynamic)	5,383,103	(88,301)	435,885	-	-	(21,077)	-	5,709,610
Rick Taylor, D.O., P.A. (Taylor)	5,181,361	(74,030)	365,542	-	-	(32,583)	-	5,440,290
Benjamin Zolper, M.D., P.A.(Zolper)	2,046,448	(51,543)	185,088	-	-	(1,382)	-	2,178,611
Center for Pain Management (CPM)	13,184,696	(160,721)	3,687,500	-	-	-	-	16,711,475
Colorado Pain Specialists (CPS)	4,465,670	(67,856)	1,202,804	-	-	-	-	5,600,618
Lake Worth Surgery Center (Alpha)	7,045,958	(208,573)	126,563	-	-	-	-	6,963,948
Gables Surgery Center (Beta)	6,252,840	(224,550)	286,646	-	-	-	240,588	6,555,524
Piedmont Center for Spinal Disorders (Cohen)	1,915,735	(17,158)	122,086	-	-	-	-	2,020,663

Total Goodwill	$85,069,645	$(1,475,359)	$11,631,678	$(64,403)	$1,395,437	$160,370	$240,588	$96,957,956

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

Adjustments due from shareholder are as follows:
		Accounting for Denver Pain Management (a)
Period ending	As previously reported		As restated
December 31, 2004	1,794,957	(1,388,731)	406,226
September 30, 2005	2,954,586	(1,388,731)	1,565,855

(a)	This adjustment is for the correction in accounting for this entity as an intangible contract right instead of as a consolidated practice acquisition.

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

Due to the large volume of restatements affecting numerous line items, a revision for each line item is included in tabular format as follows:

(a)	Restatement for the accounting for derivative financial instruments
(b)	Restatement for the accounting for stock options
(c)	Restatement for the accounting for purchase acquisition transactions

The following tables present the effect of the changes to the balance sheets for the years ended December 31, 2003 and 2004 and the nine months ended September 30, 2005.

December 31, 2003
		As Previously	Adjustments	Adjustments	Adjustments	Adjustments	Adjustment
		Reported	2000	2001	2002	2003	Description	As Restated
Accrued compensation expense		$ -	$ -	$ 16,000	$ 855,000	$ 13,532,700	(b)	$ 14,403,700
Other assets		2,680,665	159,309	78,696	303	490,739	(c)	3,409,712
Goodwill		21,946,735	(96,738)	(12,186)	(347,186)	4,911,505	(c)	26,402,130
Deferred taxes, asset - current		-	-	-	190,000	(190,000)	(a),(b),(c)	-
Deferred taxes, asset - non current		-	-	6,000	65,000	4,411,000	(a),(b),(c)	4,482,000
Deferred taxes, liability - non current		683,300	64,491	178,391	418,190	(147,917)	(a),(b),(c)	1,196,455
Additional paid in capital		21,700,894	-	54,400	(327,400)	2,720,976	(a),(b),(c)	24,148,870
Retained earnings		1,769,393	(1,919)	(176,281)	(1,037,673)	(12,695,748)	(a),(b),(c)	(12,142,228)
Accounts payable and accrued expenses		639,668	-	-	-	61,001	(c)	700,669
Income tax payable		-	-	-	-	63,385	(a),(b),(c)	63,385
Convertible debentures		11,018,616	-	-	-	(2,439,336)	(a)	8,579,280
Derivative instruments		-	-	-	-	8,528,184	(a)	8,528,184

December 31, 2004
	As Previously	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Adjustment
	Reported	2000	2001	2002	2003	2004	Description	As Restated
Accrued compensation expense	$ -	$ -	$ 16,000	$ 855,000	$ 13,532,700	$ 356,590	(b)	$ 14,760,290
Other assets	4,628,770	159,309	78,696	303	490,739	1,265,543	(c)	6,623,360
Goodwill	55,237,910	(96,738)	(12,186)	(347,186)	4,911,506	2,124,495	(c)	61,817,801
Deferred taxes, asset - current	-	-	-	190,000	(190,000)	130,000	(a),(b),(c)	130,000
Deferred taxes, asset - non
current	-	-	6,000	65,000	4,411,000	161,000	(a),(b),(c)	4,643,000
Deferred taxes, liability - non
current	1,500,200	64,491	178,391	418,190	(147,917)	92,722	(a),(b),(c)	2,106,077
Additional paid in capital	47,995,110	-	54,400	(327,400)	2,720,976	5,096,601	(a),(b),(c)	55,539,687
Retained earnings	7,499,546	(1,919)	(176,281)	(1,037,673)	(12,695,748)	(7,231,635)	(a),(b),(c)	(13,643,711)
Accounts payable and accrued
expenses	693,682	-	-	-	61,001	(2,639)	(c)	752,045
Income tax payable	2,199,100	-	-	-	63,385	1,677,487	(a),(b),(c)	3,939,972
Convertible debentures	21,071,000	-	-	-	(2,439,336)	1,351,830	(a)	19,983,494
Derivative instruments	-	-	-	-	8,528,184	4,836,351	(a)	13,364,535
Due from shareholder	1,794,957	-	-	-	-	(1,388,731)	(c)	406,227
Current portion of convertible
debentures	3,885,000	-	-	-	-	(3,885,000)	(a)	-

September 30, 2005
	As Previously Reported	Adjustments 2000	Adjustments 2001	Adjustments 2002	Adjustments 2003	Adjustments 2004	Adjustments 2005	Adjustment Description	As Restated

Cash	$18,086,682	$ -	$ -	$ -	$ -	$ -	$3,750,000	(c)	$21,836,682
Accrued compensation expense	-	-	16,000	855,000	13,532,700	356,590	6,735,863	(b)	21,496,153
Other assets	6,522,189	159,309	78,696	303	490,739	1,265,543	748,725	(c)	9,265,504
Goodwill	85,069,645	(96,738)	(12,186)	(347,186)	4,911,505	2,124,495	5,308,421	(c)	96,957,956
Deferred taxes, asset - current	-	-	-	190,000	(190,000)	130,000	2,601,000	(a),(b),(c)	2,731,000
Deferred taxes, asset - non current	-	-	6,000	65,000	4,411,000	161,000	-	(a),(b),(c)	4,643,000
Deferred taxes, liability - non current	715,752	64,491	178,391	418,190	(147,917)	92,722	1,555,124	(a),(b),(c)	2,876,753
Additional paid in capital	85,243,879	-	54,400	(327,400)	2,720,976	5,096,601	7,675,516	(a),(b),(c)	100,463,972
Retained earnings	16,610,811	(1,919)	(176,281)	(1,037,673)	(12,695,748)	(7,231,635)	(16,395,201)	(a),(b),(c)	(20,927,647)
Accounts payable and accrued expenses	2,316,636	-	-	-	61,001	(2,639)	(60,811)	(c)	2,314,187
Income tax payable	3,851,709	-	-	-	63,385	1,677,487	(1,349,652)	(a),(b),(c)	4,242,929
Convertible debentures	10,456,000	-	-	-	(2,439,336)	1,351,830	(13,946)	(a)	9,354,548
Derivative instruments	-	-	-	-	8,528,184	4,836,351	2,635,767	(a)	16,000,302
Due from shareholder	2,954,580	-	-	-	-	(1,388,731)	-	(c)	1,565,849
Acquisition consideration paid in escrow	14,525,761	-	-	-	-		(14,525,761)	(c)	-
Property and equipment, net	10,935,321	-	-	-	-	-	(240,588)	(c)	10,694,733
Current portion of notes payable	9,812,713	-	-	-	-	-	(7,025,761)	(a)	2,786,952
Common stock	5,514	-	-	-	-	-	(102)	(c)	5,412
Current portion of convertible debentures	-	-	-	-	-	(3,885,000)	3,885,000	(a)	-

The following table presents the effect of the restatement on the income statement:

December 31, 2000
			Adjustment
	As Previously Reported	Adjustments	Description	As Restated
Amortization	$ -	$ 1,919	(c)	$ 1,919

December 31, 2001
			Adjustment
	As Previously Reported	Adjustments	Description	As Restated
Amortization	$ -	$ 32,281	(c)	$ 32,281
General and administrative	2,151,046	16,000	(b)	2,167,046
Income tax provision	-	128,000	(c),(b)	128,000

December 31, 2002
			Adjustment
	As Previously Reported	Adjustments	Description	As Restated
Amortization	$ -	$ 32,673	(c)	$ 32,673
General and administrative	3,468,515	855,000	(b)	4,323,515
Income tax provision	234,440	150,000	(c),(b)	384,440

December 31, 2003
			Adjustment
	As Previously Reported	Adjustments	Description	As Restated
Amortization	$ 61,463	$ 52,174	(c)	$ 113,637
General and administrative	7,543,915	13,771,098	(b)	21,315,013
Income tax provision	670,300	(4,344,658)	(c),(b),(a)	(3,674,358)
Interest expense	487,786	43,372	(a)	531,158
Derivative expense	-	3,173,763	(a)	3,173,763

December 31, 2004
			Adjustment
	As Previously Reported	Adjustments	Description	As Restated
Amortization	$ 274,345	$ 274,884	(c)	$ 549,229
General and administrative	19,832,237	576,419	(b)	20,408,656
Income tax provision	3,086,000	1,324,587	(c),(b),(a)	4,410,587
Interest expense	1,708,077	1,755,600	(a)	3,463,677
Derivative expense	-	3,256,372	(a)	3,256,372
Revenues	37,961,673	(43,773)	(c)	37,917,900

September 30, 2005
			Adjustment
	As Previously Reported	Adjustments	Description	As Restated
Amortization	$ 333,661	$ 538,610	(c)	$ 872,271
General and administrative	24,218,347	6,763,331	(b)	30,981,678
Income tax provision	5,608,200	(2,452,204)	(c),(b),(a)	3,155,996
Interest expense	2,355,325	1,442,113	(a)	3,797,438
Derivative expense	-	10,103,350	(a)	10,103,350

     The following tables present the effect on results of operations for each of the interim periods during 2005, 2004 and 2003 resulting from the corrections described above:

	2005
	March 31,	June 30,	September 30,
Net income, as previously reported	$ 2,273,178	$ 3,364,190	$ 3,473,897
General and administrative expenses	(22,452)	(5,019)	—
Fair value adjustments for derivative instruments	(18,238,898)	4,992,151	3,143,397
Amortization of debt discount	(470,841)	(741,460)	(229,811)
Compensation charge (benefit) from variable option accounting	(18,138,790)	6,161,631	5,241,297
Amortization of intangibles	(95,894)	(194,662)	(248,053)
Provision for income taxes	6,930,065	(2,466,003)	(2,011,858)
Net income (loss), restated	$ (27,763,632)	$ 11,110,828	$ 9,368,869
Basic earnings per common share:
As previously reported	$0.05	$0.07	$0.06
As restated	$(0.63)	$0.22	$0.18
Diluted earnings per common share:
As previously reported	$0.04	$0.05	$0.05
As restated	$(0.63)	$0.18	$0.14

The following tables present the effect on results of operations for the nine months ending September 30, 2005:

Pain Care Holdings, Inc.
Consolidated Statement of Operations
For the Nine Months Ending September 30, 2005

September 30, 2005
(As restated)
Pain Management	$35,460,297
Surgeries	4,444,255
Ancillary Services	11,083,701

Total Revenues	50,988,253

Cost of Sales	8,295,102
Gross Profit	42,693,151
General and administrative	30,981,678
Amortization expense	872,271
Depreciation expense	924,542

Operating Income	9,914,660
Interest expense	3,797,438
Derivative expense	10,103,350
Other income	235,321

Income before income taxes	(3,750,807)
Provision for income taxes	3,155,996

Income before minority interests' share	(6,906,803)
Less: Minority interest's share	377,132

Net income	$(7,283,935)

	2004
	March 31,		June 30,		September 30,	December 31,	Year to Date
Net income, as previously reported	$966,335		$1,757,611		$1,541,879	$1,464,328	$5,730,153
General and administrative expenses	(28,220)		(87,468)		(50,288)	(97,626)	(263,602)
Fair value adjustments for derivative instruments	1,439,619		(2,885,673)		6,286,632	(8,096,950)	(3,256,372)
Amortization of debt discount	(225,217)		55,997		(943,557)	(642,820)	(1,755,597)
Compensation charge (benefit) from variable option accounting	2,243,025		(3,757,355)		8,245,813	(7,088,073)	(356,590)
Amortization of intangibles	(28,638)		(32,217)		(128,262)	(85,769)	(274,886)
Provision for income taxes	(925,378)		1,131,393		(3,042,565)	1,511,962	(1,324,588)
Net income (loss), restated	$3,441,526	$	$ (3,817,712)	$	$ 11,909,652	$(13,034,948)	$ (1,501,482)
Basic earnings per common share:
As previously reported	$0.04		$0.06		$0.05	$0.04	$0.14
As restated	$0.13		$(0.13)		$0.38	$(0.32)	$(0.05)
Diluted earnings per common share:
As previously reported	$0.03		$0.04		$0.04	$0.03	$0.11
As restated	$0.11		$(0.13)		$0.31	$(0.32)	$(0.05)

	2003
	March 31,		June 30,		September 30,	December 31,	Year to Date
Net income, as previously reported	$323,289		$563,000		$360,605	$(33,988)	$1,212,906
General and administrative expenses	—		(123,422)		—	(114,976)	(238,398)
Fair value adjustments for derivative instruments	—		—		—	(3,173,763)	(3,173,763)
Compensation charge (benefit) from amortization of debt discount	—		—		—	(43,372)	(43,372)
Compensation charge (benefit) from variable option accounting	(4,204,050)		(4,468,700)		49,800	(4,909,750)	(13,532,700)
Amortization of intangibles	(9,248)		(10,740)		(15,172)	(17,014)	(52,174)
Provision for income taxes (benefit)	939,260		1,631,536		(252,704)	2,026,566	4,344,658
Net (loss) income, restated	$(2,950,749)		$(2,408,326)		$142,529	$(6,266,297)	$(11,482,843)
Basic earnings (loss) per common share:
As previously reported	$0.02		$0.03		$0.02	$(0.01)	$0.06
As restated	$(0.18)		$(0.12)		$0.01	$(0.26)	$(0.55)
Diluted earnings (loss) per common share:
As previously reported	$0.02		$0.02		$0.01	$0.00	$0.05
As restated	$(0.18)		$(0.12)		$0.00	$(0.26)	$(0.55)

The following table presents the balance sheet effects as of September 30, 2005 and December 31, 2004 for the corrections noted above:

	September 30, 2005		December 31, 2004
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Assets
Current assets:
Cash	$ 18,086,682	$ 21,836,682	$ 19,100,840	$ 19,100,840
Accounts receivable, net	22,909,586	22,909,586	14,077,643	14,077,643
Acquisition consideration paid in escrow	14,525,761	—	—	—
Deposits and prepaid expenses	3,455,423	3,455,423	1,117,317	1,117,317
Deferred tax assets	—	2,731,000	—	130,000
Total current assets	58,977,452	50,932,691	34,295,800	34,425,800
Property and equipment, net	10,935,321	10,694,733	7,119,065	7,119,065
Goodwill, net	85,069,645	96,957,956	55,237,910	61,817,801
Due from shareholder	2,954,580	1,565,850	1,794,957	406,227
Deferred tax asset	(715,752)	1,766,247	(1,500,200)	2,536,923
Other assets	6,522,189	9,265,505	4,628,770	6,623,360
Total assets	$ 163,743,435	$ 171,182,982	$ 101,576,302	$ 112,929,176
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,316,636	$ 2,314,187	$ 693,682	$ 752,045
Compensation expense	—	21,496,153	—	14,760,290
Derivative liabilities	—	16,000,302	—	13,364,535
Acquisition consideration payable	916,667	916,667	17,900,833	17,900,833
Income tax payable	3,851,709	4,242,929	2,199,100	3,939,972
Current portion of notes payable	9,812,713	2,786,952	765,177	765,177
Current portion of capital lease obligations	1,437,600	1,437,600	930,117	930,117
Current portion of convertible debentures	—	—	3,885,000	2,935,480
Total current liabilities	18,335,325	49,194,790	26,373,909	55,348,449
Notes payable, net of current portion	28,750,000	28,750,000	295,583	295,583
Convertible debentures, net of current portion	10,456,000	9,354,548	17,186,000	13,163,014
Capital lease obligations, net of current portion	2,562,850	2,562,850	2,190,627	2,190,627
Total liabilities	60,104,175	89,862,188	46,046,119	70,997,673
Minority interests	1,732,729	1,732,729	—	—
Stockholders’ Equity:
Common stock, par value $0.0001 per share:
Authorized 200,000,000 shares; issued and outstanding 55,823,026 and 41,512,833 shares	5,514	5,412	4,151	4,151
Preferred stock, par value $0.0001 per share:
Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—	—	—
Additional paid in capital	85,243,879	100,463,972	47,995,110	55,539,687
Retained earnings (accumulated deficit)	16,610,811	(20,927,646)	7,499,546	(13,643,711)
Cumulative translation adjustments	46,327	46,327	31,376	31,376
Total stockholders’ equity	101,906,531	79,588,065	55,530,183	41,931,503
Total liabilities and stockholders’ equity	$ 163,743,435	$ 171,182,982	$ 101,576,302	$ 112,929,176

The following table presents the balance sheet effects as of March 31, 2005, June 30, 2005 and September 30, 2005 for the corrections noted above:

	March 31, 2005		June 30, 2005		September 30, 2005
	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Assets
Current assets:
Cash	$ 10,272,446	$ 10,272,446	$ 12,231,091	$ 12,231,091	$ 18,086,682	21,836,682
Accounts receivable, net	14,301,134	14,301,134	19,575,037	19,575,037	22,909,586	22,909,586
Due from shareholder	2,192,800	804,069	2,290,158	901,428	2,954,580	1,565,850
Acquisition consideration paid in escrow	—	—	—	—	14,525,761	—
Deposits and prepaid expenses	1,976,633	1,976,633	2,286,010	2,286,010	3,455,423	3,455,423
Deferred tax asset	—	7,135,000	—	4,755,000	—	2,731,000
Total current assets	28,743,013	34,489,282	36,382,296	39,748,566	61,932,032	52,498,541
Property and equipment, net	7,190,906	7,190,906	9,614,623	9,614,623	10,935,321	10,694,733
Goodwill, net	55,675,019	66,141,495	72,745,918	84,228,000	85,069,645	96,957,956
Other assets	5,025,377	7,705,599	5,717,021	8,524,248	6,522,189	9,265,504
Deferred tax asset	—	2,354,923	—	2,057,685	—	1,766,247
Total assets	$ 96,634,315	$ 117,882,208	$ 124,459,858	$ 144,173,122	$ 164,459,187	$ 171,182,982
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 849,584	$ 930,239	$ 1,444,715	$ 1,525,369	$ 2,247,741	2,314,187
Accrued compensation expense	—	32,899,080	—	26,737,450	—	21,496,153
Derivative liabilities	—	27,993,686	—	19,143,699	—	16,000,302
Acquisition consideration payable	583,333	583,333	2,154,300	2,154,300	916,667	916,667
Income tax payable	503,004	2,475,978	1,922,359	4,394,981	3,851,709	4,242,929
Interest payable	104,063	—	65,350	—	68,895	—
Current portion of notes payable	658,603	658,603	—	—	9,812,713	2,786,952
Current portion of capital lease obligations	609,443	609,443	1,313,699	1,313,699	1,437,600	1,437,600
Current portion of convertible debentures	2,382,334	2,382,334	—	—	—	—
Total current liabilities	5,690,364	68,532,696	6,900,423	55,269,498	18,335,325	49,194,790
Notes payable, net of current portion	139,035	139,035	13,641,642	13,641,642	28,750,000	28,750,000
Convertible debentures, net of current portion	13,023,266	10,807,187	10,456,000	9,106,972	10,456,000	9,354,548
Capital lease obligations, net of current portion	2,313,341	2,313,341	2,331,563	2,331,563	2,562,850	2,562,850
Deferred tax liability	1,839,367	—	2,505,012	—	715,752	—
Total liabilities	23,005,372	81,792,259	35,834,640	80,349,675	60,819,927	89,862,188
Minority interests	—	—	—	963,127	1,732,729	1,732,729
Stockholders’ equity:
Common stock, par value $0.0001 per share;
Authorized 200,000,000 shares; issued and outstanding 55,823,026 and 41,512,833 shares	4,879	4,879	5,216	5,216	5,514	5,412
Preferred stock, par value $0.0001 per share;
Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—	—	—	—	—
Additional paid in capital	63,830,551	77,471,621	74,485,837	93,117,494	85,243,879	100,463,972
Retained earnings (accumulated deficit)	9,772,724	(41,407,342)	13,136,914	(30,296,514)	16,610,811	(20,927,646)
Cumulative translation adjustment	20,789	20,789	34,124	34,124	46,327	46,327
Total stockholders’ equity	73,628,943	36,089,947	87,662,091	62,860,320	101,906,531	79,588,065
Total liabilities and stockholders’ equity	$ 96,634,315	$ 117,882,208	$ 124,459,858	$ 144,173,122	$ 164,459,187	171,182,982

     The following table presents the balance sheet effects as of March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 for the corrections noted above:

	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
	As Previously	As	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Assets
Current assets:
Cash	$10,419,527	$10,419,527	$4,038,249	$4,038,249	$5,031,783	$5,031,783	$19,100,840	$19,100,840
Accounts receivable, net	6,762,493	6,762,493	11,942,589	11,942,589	13,328,623	13,328,623	14,077,643	14,077,643
Due from shareholder	383,090	383,090	28,021	28,021	1,545,097	200,140	1,794,957	—
Acquisition consideration paid in escrow	284,964	284,964	79,301	79,301	78,810	78,810	—	—
Deposits and prepaid expenses	599,638	599,638	780,093	780,093	635,506	635,506	1,117,317	1,117,317
Deferred tax asset	—	—	—	—	—	—	—	130,000
Total current assets	18,449,712	18,449,712	16,868,253	16,868,253	20,619,819	19,274,862	36,090,757	34,425,800
Property and equipment, net	4,734,001	4,734,001	6,433,246	6,433,246	6,702,977	6,702,977	7,119,065	7,119,065
Goodwill, net	24,059,078	28,984,604	37,898,540	43,542,191	36,475,796	42,230,992	55,237,910	61,817,801
Deferred tax asset	—	3,662,000	—	4,995,000	—	2,149,000	—	2,536,923
Due from shareholder	—	—	—	—	—	—	—	406,227
Other assets	4,437,083	5,477,125	4,841,698	6,150,175	4,532,904	7,143,979	4,628,770	6,623,360
Total assets	$51,679,874	$61,307,442	$66,041,737	$77,988,865	$68,331,496	$77,501,810	$103,076,502	$112,929,176
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$393,616	$454,617	$671,912	$732,913	$865,590	$926,591	$562,314	$752,045
Accrued compensation expense	—	12,160,675	—	15,918,030	—	7,672,218	—	14,760,290
Derivative liabilities	—	9,705,739	—	11,577,842	—	5,739,613	—	13,364,535
Acquisition consideration payable	—	—	—	—	—	—	17,900,833	17,900,833
Income tax payable	329,026	473,097	891,329	1,397,109	1,370,060	2,261,994	2,199,100	3,939,972
Interest payable	—	22,917	62,500	58,750	55,975	71,868	131,368	—
Current portion of notes	—	867,206	4,258,850	4,258,850	1,242,791	1,242,791	765,177	765,177
Current payable portion of capital lease obligations	867,206	607,294	611,426	611,426	935,691	935,691	930,117	930,117
Current portion of convertible debentures	607,294	—	2,490,000	2,490,000	3,260,000	3,260,000	3,885,000	2,935,480
Total current liabilities	2,197,142	24,291,545	8,986,017	37,044,920	7,730,107	22,110,766	26,373,909	55,348,449
Shareholder loans	—	—	—	—	70,758	70,758	—	—
Notes payable, net of current portion	51,280	51,280	471,225	471,225	183,925	183,925	295,583	295,583
Convertible debentures, net of current portion	20,000,000	14,716,997	17,373,600	12,562,543	18,180,160	13,238,987	17,186,000	13,163,014
Capital lease obligations, net of current portion	2,451,850	2,451,850	2,455,181	2,455,181	2,318,465	2,318,465	2,190,627	2,190,627
Deferred tax liability	874,608	1,412,455	1,188,711	1,686,716	1,541,300	1,884,077	1,500,200	—
Total liabilities	$25,574,880	$42,924,127	$30,474,734	$54,220,585	$30,024,715	$39,806,978	$47,546,319	$70,997,673
Stockholders’ equity: Common stock, par value $0.0001 per share; authorized 200,000,000 shares; issued and outstanding 55,823,026 and 41,512,833 shares	2,796	2,796	3,109	3,109	3,195	3,195	4,151	4,151
Preferred stock, par value $0.0001 per share; Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—	—	—	—	—	—	—
Additional paid in capital	23,370,697	27,085,449	31,081,243	36,294,273	32,256,259	38,288,292	47,995,110	55,539,687
Retained earnings (accumulated deficit)	2,735,728	(8,700,703)	4,493,339	(12,518,414)	6,035,218	(608,764)	7,499,546	(13,643,711)
Cumulative translation adjustment	(4,227)	(4,227)	(10,688)	(10,688)	12,109	12,109	31,376	31,376
Total stockholders’ equity	26,104,994	18,383,315	35,567,003	23,768,280	38,306,781	37,694,832	55,530,183	41,931,503
Total liabilities and stockholders’ equity	$51,679,874	$61,307,442	$66,041,737	$77,988,865	$68,331,496	$77,501,810	$103,076,502	$112,929,176

The changes in retained earnings are due to the derivative instruments, accounting for stock options, accounting for purchase acquisitions, and provision for income taxes. The table below reflects these changes in summary form:

For the period ending:	Retained Earnings (Accumulated Deficit)

		Accumulated
	As Previously Reported	Adjustments	As Restated
12/31/2000	$ (494,351)	$ (1,919)	$ (496,270)
12/31/2001	(148,547)	(178,200)	(326,747)
12/31/2002	556,487	(1,215,873)	(659,386)
12/31/2003	1,769,393	(13,911,622)	(12,142,229)
12/31/2004	7,499,546	(21,143,257)	(13,643,711)
9/30/2005	16,610,811	(37,538,458)	(20,927,647)

The changes to additional paid in capital are due to the derivative instruments, accounting for purchase acquisitions, and provision for income taxes. The table below reflects these changes in summary form:

For the period ending:	Additional Paid in Capital

		Accumulated
	As Previously Reported	Adjustments	As Restated
12/31/2001	$ 2,640,689	$ 54,400	$ 2,695,089
12/31/2002	7,019,246	(273,000)	6,746,246
12/31/2003	21,700,894	2,447,976	24,148,870
12/31/2004	47,995,110	7,544,577	55,539,687
9/30/2005	85,243,879	15,220,093	100,463,972

     The following table presents cash flow effects for the nine months ended September 30, 2005 and the year-ended December 31, 2004 and 2003 for the corrections noted above:

	September 30, 2005		December 31, 2004		December 31, 2003
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
Net cash provided by (used in) operating
activities	$ 4,025,460	$ 4,025,460	$ 3,422,811	$ 4,119,026	$ (310,963)	$ 14,562
Net cash used in investing activities	$ (32,001,202)	$ (32,001,202)	$ (16,154,668)	$ (18,407,883)	$ (7,357,171)	$ (7,682,696)
Net cash provided by financing activities	$ 26,961,584	$ 26,961,584	$ 23,908,930	$ 25,465,930	$ 13,513,217	$ 13,513,217

     The variable option compensation expense for the three months ending December 31, 2005 reflected a benefit of $4,353,603 due to changes in fair value under variable accounting.

      The derivative expense for the three months ending December 31, 2005 reflected a benefit of $3,097,848 due to changes in fair value to the derivative.”

     The amounts for Accrued compensation expense on the balance sheet do not agree with the Statements of Operations because not all periods were presented for the Statement of Operations. Please see the chart below for the year by year amount of adjustments that were necessary for the fair value computation.

Accrued compensation
For the period ending:	Adjustments

12/31/2001	$ 16,000
12/31/2002	855,000
12/31/2003	13,532,700
12/31/2004	356,590
9/30/2005	6,735,863
$ 21,496,153

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

Purchase price allocation of initial 51% acquisition in December 2000:

Consideration	$ 510,000
Contingent Consideration	686,132
Deferred taxes	32,890
Less:
Intangible Assets	82,227
Net assets of Rothbart	59,411
Goodwill	$ 1,105,522

Purchase price allocation of remaining 49% acquisition in March 2001:

Consideration (convertible debenture)	$ 490,000
Contingent Consideration	667,938
Deferred taxes	31,601
Less:
Intangible Assets	79,002
Goodwill	$ 1,110,537

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

Advanced Orthopaedics of South Florida, Inc. was acquired on January 1, 2001 and was accounted for using the purchase method of accounting.

Purchase price allocation:

Consideration ($1,200,000 convertible debenture)	$ 1,200,000
Cash Consideration	75,000
Stock Consideration	1,850,000
Contingent Consideration	1,456,909
Deferred taxes	44,391
Less:
Intangible Assets	110,977
Net assets of AOSF	601,756
Goodwill	$ 3,913,567

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

Pain and Rehabilitation Network, Inc. was acquired on December 12, 2002 and was accounted for using the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$ 1,000,000
Stock Consideration	800,000
Contingent Consideration	2,086,234
Deferred taxes	13,190
Less:
Intangible Assets	32,976
Net assets of PRNI	913,085
Goodwill	$ 2,953,363

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

Purchase price allocation:

Cash Consideration	$ 1,375,000
Stock Consideration	2,200,000
Contingent Consideration	1,816,463
Acquisition Costs	70,559
Deferred taxes	25,060
Less:
Cash	(4,600)
Accounts receivable	262,914
Property and equipment	2,043
Intangible assets	62,650
Plus:
Accounts payable and accrued liabilities	119,747
Goodwill	$ 5,283,822

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

Purchase price allocation:

Cash Consideration	$ 1,375,000
Stock Consideration	3,520,000
Contingent Consideration	2,815,491
Acquisition Costs	646,866
Deferred taxes	61,928
Less:
Cash	12,591
Accounts receivable	624,163
Property and equipment	135,661
Deposits and prepaid expenses	5,499
Intangible Assets	154,821
Plus:
Accounts payable and accrued liabilities	25,868
Note payable	333,099
Goodwill	$ 7,845,517

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

Purchase price allocation:

Cash Consideration	$ 625,000
Stock Consideration	747,222
Contingent Consideration	863,213
Acquisition Costs	137,709
Deferred taxes	19,113
Less:
Cash	3,784
Accounts receivable	152,029
Property and equipment	8,564
Intangible Assets	47,783
Plus:
Accounts payable and accrued liabilities	89,832
Goodwill	$ 2,269,929

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

Purchase price allocation:

Cash Consideration	$ 1,937,500
Stock Consideration	2,832,602
Contingent Consideration	2,653,583
Acquisition Costs	206,753
Liabilities	16,746
Deferred taxes	38,730
Less:
Cash	24,370
Accounts receivable	432,088
Property and equipment	458,322
Note receivable	9,977
Intangible Assets	96,826
Goodwill	$ 6,664,331

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

Purchase price allocation:

Cash Consideration	$ 1,250,000
Stock Consideration	1,808,154
Contingent Consideration	1,214,105
Acquisition Costs	62,137
Less:
Cash	2,631
Accounts receivable	356,877
Property and equipment	5,485
Intangible Assets	139,272
Plus:
Note Payable	599,000
Goodwill	$ 4,429,131

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

Purchase price allocation:

Cash Consideration	$ 1,750,000
Stock Consideration	2,488,889
Contingent Consideration	2,376,016
Acquisition Costs	306,984
Deferred taxes	16,624
Less:
Cash	100
Accounts receivable	426,133
Property and equipment	13,963
Other assets	128
Intangible Assets	41,561
Plus:
Accounts payable and accrued liabilities	17,553
Note Payable	145,000
Goodwill	$ 6,619,181

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

GSC and GPP were acquired on May 25, 2004 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$ 1,125,000
Stock Consideration	1,282,197
Contingent Consideration	723,090
Acquisition Costs	256,197
Deferred taxes	12,040
Less:
Cash	46,494
Accounts receivable	438,539
Property and equipment	186,317
Deposits and prepaid expenses	1,300
Note receivable	7,869
Intangible Assets	30,099
Plus:
Accounts payable and accrued liabilities	182,702
Goodwill	$ 2,870,608

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

Dynamic was acquired on June 3, 2004 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$ 2,350,000
Stock Consideration	2,685,885
Contingent Consideration	1,478,923
Acquisition Costs	292,574
Deferred taxes	58,868
Less:
Cash	50,380
Accounts receivable	573,366
Property and equipment	612,251
Deposits and prepaid expenses	53,060
Intangible Assets	147,169
Plus:
Accounts payable and accrued liabilities	130,600
Note payable, current	23,713
Note Payable, long term	125,273
Goodwill	$ 5,709,610

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

Taylor was acquired on June 7, 2004 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$ 1,875,000
Stock Consideration	2,240,542
Contingent Consideration	1,217,417
Acquisition Costs	289,588
Deferred taxes	49,353
Less:
Cash	1,000
Accounts receivable	249,556
Property and equipment	24,583
Intangible Assets	123,383
Plus:
Accounts payable and accrued liabilities	6,289
Note payable	160,623
Goodwill	$ 5,440,290

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

Zolper was acquired on July 1, 2004 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$ 875,000
Stock Consideration	1,060,088
Contingent Consideration	581,951
Acquisition Costs	202,728
Deferred taxes	34,361
Less:
Cash	72,696
Accounts receivable	346,501
Property and equipment	181,556
Intangible Assets	85,904
Plus:
Accounts payable and accrued liabilities	33,975
Note payable, current	77,165
Goodwill	$ 2,178,611

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

CPM was acquired on December 1, 2004 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$ 6,375,000
Stock Consideration	11,062,500
Contingent Consideration	4,583,334
Acquisition Costs	856,859
Less:
Cash	—
Accounts receivable	1,200,000
Property and equipment	500,000
Intangible Assets	160,721
Plus:
Accounts payable and accrued liabilities	277,837
Goodwill	$ 21,294,809

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

CPS was acquired on April 13, 2005 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$ 2,125,000
Stock Consideration	3,327,805
Contingent Consideration	—
Acquisition Costs	623,861
Deferred taxes	45,238
Less:
Cash	27,311
Accounts receivable	322,467
Property and equipment	207,495
Prepaid and deposits	7,555
Intangible Assets	113,094
Plus:
Accounts payable and accrued liabilities	32,748
Note payable	180,764
Goodwill	$ 5,657,494

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

Majority interest in LWSC was purchased on May 12, 2005 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$ 6,685,388
Stock Consideration	1,531,734
Net Working Capital Adjustment	245,552
Acquisition Costs	286,507
Less:
Cash	100,401
Accounts receivable	2,090,919
Property and equipment	651,837
Prepaids and deposits	238,079
Intangible Assets	208,573
Plus:
Accounts payable and accrued liabilities	240,767
Lease payable	175,686
Minority interests	866,054
Goodwill	$ 6,741,879

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

Majority interest in GSC was purchased on August 1, 2005 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$ 3,282,304
Promissory Notes	1,536,952
Stock Consideration	3,539,740
Net Working Capital Adjustment	440,259
Acquisition Costs	287,901
Less:
Cash	104,903
Accounts receivable	2,195,484
Property and equipment	370,388
Inventory	139,375
Prepaid and deposits	30,209
Intangible Assets	224,550
Deferred taxes	96,235
Plus:
Accounts payable and accrued liabilities	227,822
Lease payable	182,598
Minority interests	721,043
Goodwill	$ 7,057,475

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

PCSD was acquired on August 9, 2005 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$ 1,000,000
Stock Consideration	1,122,086
Acquisition Costs	203,176
Deferred taxes	11,438
Less:
Cash	200
Accounts receivable	185,055
Property and equipment	132,030
Intangible Assets	28,596
Plus:
Capital lease obligation	43,020
Goodwill	$ 2,033,839

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

RING was acquired on October 3, 2005 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$ 1,250,000
Stock Consideration	1,309,358
Acquisition Costs	175,682
Deferred taxes	41,671
Less:
Cash	10,000
Accounts receivable	127,517
Property and equipment	400
Intangible assets	104,177
Goodwill	$ 2,534,617

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

CENTENO was acquired on October 14, 2005 and utilized the purchase method of accounting.

Purchase price allocation:

Cash Consideration	$ 3,750,000
Stock Consideration	3,795,317
Acquisition Costs	442,276
Less:
Cash	1,898
Property and equipment	200,000
Prepaids and deposits	2,000
Intangible Assets	87,397
Plus:
Note payable	76,000
Goodwill	$ 7,772,298

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

Pro Forma Consolidated Statement of Operations
Year Ended December 31, 2005
(Unaudited)

	PainCare Historical	CPS (4)	LWSC (5)	GSC (6)	PCSD(7)	RING(8)	CENTENO (9)	Pro Forma Adjustment	Pro Forma
Revenues	$68,663,797	$722,974	$1,828,266	$2,724,346	$817,534	$773,146	$2,169,806	$—	$77,699,869
Cost of revenues	12,470,369	326,637	301,437	307,342	168,640	180,000	87,514	(621,570)(1)	13,220,369
Gross profit	56,193,428	396,337	1,526,829	2,417,004	648,894	593,146	2,082,292	621,570	64,479,500
Operating expenses:
General and administrative	38,084,609	398,396	687,917	752,747	333,018	179,218	1,982,720	(1,479,581)(2)	40,939,044
Compensation expense	2,382,259	—	—	—	—	—	—	—	2,382,259
Depreciation and amortization expense
	3,145,754	—	—	84,212	2,284	—	—	—	3,232,250
Operating income (loss)	12,580,806	(2,059)	838,912	1,580,045	313,592	413,928	99,572	2,101,151	17,925,947
Interest expense	(5,795,915)	(2,040)	(1,089)	(15,092)	(4,529)	—	(11,005)	—	(5,829,670)
Derivative expense	(7,055,502)								(7,055,502)
Other income	444,549	—	38,099	2,938	—	2,748	—	—	488,334
Income (loss) before taxes	173,938	(4,099)	875,922	1,567,891	309,063	416,676	88,567	2,101,151	5,529,109
Provision for income taxes	4,925,679	—	—	—	—	—	—	1,138,907(3)	6,064,586
Income (loss) before minority interests’ share	(4,751,741)	(4,099)	875,922	1,567,890	309,063	416,676	88,567	962,244	(535,477)
Minority interests’ share	(587,637)	—	(284,675)	(423,330)	—	—	—	—	(1,295,642)
Net income (loss)	$(5,339,378)	$(4,099)	$591,247	$1,144,561	$309,063	$416,676	$88,567	$962,244	$(1,831,119)
Basic loss per common share									$(0.03)
Basic weighted average common shares outstanding									53,360,077
Diluted loss per common share									$(0.03)
Diluted weighted average common shares outstanding									53,360,077

Footnotes to Unaudited Pro Forma Financial Statements:

1)	Adjustment for non-recurring cost of sales.
2)	Adjustment for non-recurring general and administrative expenses.
3)	Represents the provision for income taxes at an effective rate of 35%.
4)	Represents the results from the period beginning on January 1, 2005 and ending on March 31, 2005.
5)	Represents the results from the period beginning on January 1, 2005 and ending on April 30, 2005.
6)	Represents the results from the period beginning on January 1, 2005 and ending on July 31, 2005.
7)	Represents the results from the period beginning on January 1, 2005 and ending on July 31, 2005.
8)	Represents the results from the period beginning on January 1, 2005 and ending on September 30, 2005.
9)	Represents the results from the period beginning on January 1, 2005 and ending on September 30, 2005.

Pro Forma Consolidated Statement of Operations
Year Ended December 31, 2004
(Unaudited)

	PainCare Historical	DPM (3)	GPP/GSC(4)	DYNAMIC (5)	TAYLOR (6)	ZOLPER (7)	CPM (8)	ProForma Adjustments	Pro Forma
Revenues	$37,917,900	$897,909	$749,511	$2,271,031	$1,067,205	$671,563	$6,872,177	$—	$50,447,296
Cost of revenues	6,663,945	148,520	50,394	344,613	14,086	37,819	687,500		7,946,877
Gross profit	31,253,955	749,389	699,117	1,926,418	1,053,119	633,744	6,184,677	—	42,500,419
Operating expenses:
General and administrative	20,052,066	385,400	613,586	1,728,980	619,592	255,298	1,093,220	(907,686)(1)	23,840,456
Compensation expense	356,590	—	—	—	—	—	—	—	356,590
Depreciation and amortization expense	1,386,713	—	23,400	36,735	22,707	—	16,500	—	1,486,055
Operating income	9,458,586	363,989	62,131	160,703	410,820	378,446	5,074,957	907,686	16,817,318
Interest expense	(3,463,677)	—	(1,724)	(4,044)	(5,419)	(4,049)	—	—	(3,478,913)
Derivative expense	(3,256,372)	—	—	—	—	—	—	—	(3,256,372)
Other income	170,569	—	25,247	—	1,161	73	79	—	197,128
Income before taxes	2,909,105	363,989	85,654	156,659	406,562	374,470	5,075,036	907,686	10,279,161
Provision for income taxes	4,410,587	—	—	—	—	—	—	2,272,494(2)	6,683,081
Net income (loss)	$(1,501,482)	$363,989	$85,654	$156,659	$406,562	$374,470	$5,075,036	$(1,364,808)	$3,596,020
Basic earnings per common share									$0.10
Basic weighted average common shares outstanding									37,905,097
Diluted earnings per common share									$0.09
Diluted weighted average common shares outstanding									42,427,834

Footnotes to Unaudited Pro Forma Financial Statements:

1)	Adjustment for non-recurring general and administrative expenses.
2)	Represents the provision for income taxes at an effective rate of 35%.
3)	Represents the results from the period beginning on January 1, 2004 and ending on March 31, 2004.
4)	Represents the results from the period beginning on January 1, 2004 and ending on April 30, 2004.
5)	Represents the results from the period beginning on January 1, 2004 and ending on May 31, 2004.
6)	Represents the results from the period beginning on January 1, 2004 and ending on May 31, 2004.
7)	Represents the results from the period beginning on January 1, 2004 and ending on June 30, 2004.
8)	Represents the results from the period beginning on January 1, 2004 and ending on November 30, 2004.

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

(5)	Property and Equipment, net

	Property and equipment, net at December 31, consisted of:

		2005	2004
	Furniture, fixtures & equipment	$ 10,744,044	$ 4,054,017
	Medical equipment	7,895,215	5,334,541
	Total cost	18,639,259	9,388,558
	Less accumulated depreciation	7,144,603	2,269,493
	Property and equipment, net	$ 11,494,656	$ 7,119,065

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

		Contingent	Contingent	Contingent
	Initial	Consideration	Consideration	Consideration
Company Name	Consideration	Year 1	Year 2	Year 3	Total
Advanced Orthopaedics of S. Florida II, Inc.	$2,456,658	$350,000	$639,834	$467,075	$3,913,567
Rothbart Pain Management Clinic, Inc.	834,788	260,290	348,330	754,513	2,197,921
Pain and Rehabilitation Network, Inc.	690,478	1,133,333	872,152	257,400	2,953,363
Medical Rehabilitation Specialists II, Inc.	3,467,358	856,558	959,906	N/A	5,283,822
Associated Physicians Group	5,030,025	1,902,083	913,409	N/A	7,845,517
Spine and Pain Center	1,406,715	446,547	416,667	N/A	2,269,929
Health Care Center of Tampa, Inc.	4,010,749	1,361,915	1,291,667	N/A	6,664,331
Bone and Joint Surgical Clinic	3,215,025	777,439	436,667	N/A	4,429,131
Kenneth M. Alo, MD, PA	4,243,164	1,209,350	1,166,667	N/A	6,619,181
Georgia Pain Physicians & Surgical Centers, Inc.	2,147,518	723,090	N/A	N/A	2,870,608
Dynamic Rehabilitation Centers	4,230,687	1,478,923	N/A	N/A	5,709,610
Rick Taylor, DO, PA (Pain Care Clinics)	4,222,873	1,217,417	N/A	N/A	5,440,290
Benjamin Zolper, MD, Inc.	1,596,660	581,951	N/A	N/A	2,178,611
The Center for Pain Management	16,711,475	4,583,334	N/A	N/A	21,294,809
Colorado Pain Specialists	5,657,494	N/A	N/A	N/A	5,657,494
Lake Worth Surgical Center	6,741,879	N/A	N/A	N/A	6,741,879
Gables Surgical Center	7,057,475	N/A	N/A	N/A	7,057,475
Piedmont Center for Spinal Disorders	2,033,839	N/A	N/A	N/A	2,033,839
Floyd O. Ring, Jr., MD, PC	2,534,617	N/A	N/A	N/A	2,534,617
Christopher J. Centeno, MD & Therapeutic Mgmt	7,772,298	N/A	N/A	N/A	7,772,298
Total Goodwill					$111,468,292

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Balance, beginning of year	$ 61,817,801	$ 26,402,131
Goodwill acquired during year	31,797,602	25,295,437
Additional consideration paid for goodwill during the year	17,852,889	10,120,233
Balance, end of year	$ 111,468,292	$ 61,817,801

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

     The Company purchased from Rehab Management Group, Inc., a South Carolina based corporation (“RMG”), all rights, title and interest that RMG owns or acquires and all management fees, revenues, compensation and payments of any kind with respect to three electro-diagnostic management agreements with the named physician’s practice:

Name of Physician’s Practice	Purchase Price
Associated Physicians Group, Ltd. (“APG”), a fully integrated treatment practice	$107,500 in cash and 48,643 shares of common stock, plus contingent payments of up to $215,000 in cash and common stock if certain earnings goals are met.
Statesville Pain Associates, P.C. (“SPA”), a North Carolina professional corporation	$375,000 in cash and 169,683 shares of common stock, plus contingent payments of up to $750,000 in cash and common stock if certain earnings goals are met.
Space Coast Pain Institute, P.C. (“SCPI”), a Florida professional corporation	$275,000 in cash and 124,434 shares of common stock, plus contingent payments of up to $550,000 in cash and common stock if certain earnings goals are met.

These contract rights are being amortized over the contract term of twelve years.

The table below summarizes the other assets at December 31, 2005 and 2004:

	2005			2004
Asset	Cost	Amortization	Net Value	Cost	Amortization	Net Value
MedX Distribution right	$ 2,212,673	$ 581,831	$ 1,630,842	$ 2,212,673	$ 208,975	$ 2,003,698
Deferred acquisition costs	475,958	—	475,958	—	—	—
Contract Right – DPM	6,026,200	677,124	5,349,076	1,717,600	160,540	1,557,060
Contract Right – APG	486,023	34,452	451,571	291,667	14,667	277,000
Contract Right – SPA	1,433,132	118,657	1,314,475	1,006,000	50,400	955,600
Contract Right – SCPI	1,051,564	87,095	964,469	738,333	37,000	701,333
Physician practice and surgery center
acquisitions	2,161,757	513,326	1,648,431	1,395,370	266,701	1,128,669
Total	$ 13,847,307	$ 2,012,485	$ 11,834,822	$ 7,361,643	$ 738,283	$ 6,623,360

     Amortization of intangible assets for the years ended December 31, 2005, 2004 and 2003 were $513,326, $266,701 and $119,047 respectively, and is included in amortization in the accompanying statement of operations.

	Estimated amortization of intangible assets for each of the next five years is as follows:
		Amortization of
		intangible assets
2006		1,472,207
2007		1,470,287
2008		1,449,174
2009		1,448,781
2010		1,429,281

(8)	Acquisition Consideration Payable

	The Company is obligated at December 31, 2005 to pay initial and contingent consideration on the following acquisitions:

	Company Name	Stock Value	Cash Value	Total
	Pain and Rehabilitation Network	$ 128,700	$ 128,700	$ 257,400
	Center for Pain Management	2,291,667	2,291,666	4,583,333
	Spine and Pain Center	208,333	208,334	416,667
	Health Care Center of Tampa	645,833	—	645,833
	Bone and Joint Surgical Clinic	218,333	218,334	436,667
	Kenneth M. Alo, M.D., P.A.	583,333	583,334	1,166,667
	Contract Right – APG	35,833	35,834	71,667
	Contract Right – SPA	125,000	125,000	250,000
	Contract Right - SCPI	91,667	91,666	183,333
	Total			$ 8,011,567

	The contingent consideration paid in stock represents the dollar value of the stock to be paid to the seller.

(9) Long-Term Debt

Long-term debt consists of the following on December 31:

	2005	2004

Promissory note for Bone and Joint Surgical Clinic to financial institution, dated April 13, 2004. Variable interest rate currentlyat 7.25%. Originally due on January 20, 2006. Repaid in 2005.	$ —	$ 364,715
Line of credit for Dr. Kenneth M. Alo to financial institution, dated October 17, 2003. Interest is 4% annually.	—	145,000
Promissory note for PainCare, Inc. to financial institution due in monthly payments of $791.49 bearing 6.07% interest.Originally due on June 24, 2007. Repaid in 2005.	—	25,117
Note payable for Dynamic Rehabilitation Centers, Inc. to financial institution with monthly payments of $2,535, including principal and interest at 8% through July, 2006. Repaid in 2005.	—	36,237
Note payable for Dynamic Rehabilitation Centers, Inc. to financial institution with monthly payments of $1,928, including principal and interest at 5.25% through January, 2009. Repaid in 2005.	—	77,583
Line of credit for Rothbart Pain Management Clinic, Inc. to financial institution due on demand. Interest rate is Prime plus 2%.	—	46,393
Note payable to vendor that is non-secured for Georgia Pain Physicians. Due on demand with 4% interest.	—	79,808
Note payable to bank for Rick Taylor, D.O., P.A. with monthly payments of $8,761, including principal and interest at 7.0% through July, 2007, due upon demand and secured by medical equipment.	—	247,737
Note payable at Associated Physicians Group secured by equipment. Due on demand with 4% interest.	—	38,170
Note payable to PSHS Partnership Ventures, Inc. (a)	1,305,284	—
Note payable to Gary J. Lustgarten Profit Sharing and Trust (b)	271,934	—
Note payable to HBK Investments L.P. (c)	28,367,363	—
Line of credit payable to Wells Fargo (d)	68,000	—
	30,012,581	1,060,760
Less current installments	3,883,012	765,177
	$26,129,569	$ 295,583

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

(10) Convertible Debt

Convertible debentures consist of the following at December 31, 2005 and December 31, 2004:
	2005	2004
Face value none and $5,000,000 Secured Convertible Term Note, variable rate of prime plus 2% (7.5%), due in stated monthly payments of $70,000 to January 2005, $150,000 from February 2005 to January 2006, $181,667 from February 2006 to January 2007 and a final payment of $500,000 at maturity on February 24, 2007 (a, c, d, e)	$—	$3,478,365
Face value none and $5,000,000 Secured Convertible Term Note, variable rate of prime plus 2% (7.5%) due in stated monthly payments of $70,000 to February 2005, $150,000 from March 2005 to February 2006, $181,667 from March 2006 to February 2007 and a final payment of $500,000 at maturity on March 22, 2007 (a, c, d, e)	—	3,267,051
Face value none and $1,500,000 Secured Convertible Term Note, variable rate of prime plus 2% (7.5%), due in stated monthly payments of $25,000 to May 2005, $50,000 from June 2005 to May 2006 and $60,000 from June 2006 to May 2007; matures June 30, 2007 (a, c, d, e)	—	823,506
Face value $1,500,000 Convertible Debenture, 7.5%, interest due quarterly, maturing June 30, 2007 (b, c, d)	1,133,877	1,126,508
Face value $8,955,160 and $10,000,000 Convertible Debenture, 7.5%, interest due quarterly, maturing December 17, 2006 (b, c, d, e)	8,519,131	7,403,064
	9,653,008	16,098,494
Less current maturities	8,519,131	2,935,480
Convertible debentures	$1,133,877	$13,163,014

	Carrying	Original
	Value	Terms
Scheduled maturities as of December 31, 2005, are as follows:
2006	$8,519,131	$14,935,007
2007	1,133,877	2,731,493
	$9,653,008	$17,666,500

     (a) Laurus Financings: During 2004, the Company entered into a series of three separate financing agreements (the “Laurus Financings”) with Laurus Master Fund, Ltd. (“Laurus”) whereby the Company issued: (i) Secured Convertible Term Notes in the amounts of $5,000,000, $5,000,000 and $1,500,000, in February, March and June 2004, respectively; and (ii) warrants with seven-year terms to purchase 450,000 (at fixed exercise prices ranging from $4.24 -$4.92), 550,000 (at fixed exercise prices ranging from $2.88 -$4.18) and 165,000 (at fixed exercise prices ranging from $3.15 -$3.76) shares of common stock, in February, March and June 2004, respectively. The Secured Convertible Term Notes are convertible into common stock at conversion rates of $3.39, $2.88 and $3.15, relative to the $5,000,000, $5,000,000 and $1,500,000 Secured Convertible Term Notes referred to above.

     (b) Midsummer Financings: During 2003 and 2004, the Company entered into a series of two financing agreements (the “Midsummer Financings”) with Midsummer Investment, Ltd. (“Midsummer”) whereby the Company issued: (i) Convertible Debentures in the amounts of $10,000,000 and $1,500,000 in December 2003 and June 2004, respectively,(ii) warrants with four-year terms to purchase 1,263,316 shares of common stock (at fixed exercise prices ranging from $2.73 -$2.85) and 165,000 shares of common stock (also at fixed exercise prices ranging from $2.73 -$2.85), in December 2003 and June 2004, respectively. The Convertible Debentures are convertible into common stock at conversion rates of $2.61 and $3.15, relative to the $10,000,000 and $1,500,000 Convertible Debenture referred to above.

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

Holder	Laurus	Laurus	Laurus	Midsummer	Midsummer
Financing Date	February 2004	March 2004	June 2004	June 2004	December 03
Allocation:
Warrants	$583,800	$718,651	$270,600	$196,763	$1,027,708
Conversion feature	781,711	961,806	271,905	201,905	1,405,000
Debt instrument	3,634,489	3,319,543	957,495	1,101,332	7,567,292
Total proceeds	$5,000,000	$5,000,000	$1,500,000	$1,500,000	$10,000,000

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

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2005 and 2004:

Liabilities:	2005	2004
Embedded derivative instruments	$6,351,194	$ 7,239,523
Freestanding derivatives (warrants)	6,601,261	6,125,012
	$12,952,455	$ 13,364,535

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed:

Common shares indexed:	2005	2004
Embedded derivative instruments	5,502,716	9,198,875
Warrants	2,593,316	2,593,316
	8,096,032	11,792,191

The following tabular presentation reflects the income (expense) associated with adjustments recorded to reflect the aforementioned derivatives at fair value:

Income (expense):	2005	2004
Embedded derivative instruments	$(6,579,253)	$ (2,547,803)
Warrants	(127,729)	(846,839)
Other warrants	(348,520)	138,270
	$(7,055,502)	$ (3,256,372)

Fair value considerations for derivative financial instruments:

     Freestanding financial instruments, consisting of warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of December 31, 2005 are as follows:

Holder	Laurus	Laurus	Laurus	Midsummer	Midsummer
Financing Date	February 2004	March 2004	June 2004	June 2004	December 03
Exercise prices	$ 4.24—$4.92	$ 3.60—$4.18	$ 3.60—$3.76	$ 1.90	$ 1.90
Term (years)	5.4	5.5	5.8	2.8	2.2
Volatility	42.69%	42.69%	42.69%	43.41%	41.17%
Risk-free rate	4.5%	4.5%	4.5%	4.5%	4.5%

Significant assumptions included in this model as of December 31, 2004 are as follows:

Holder	Laurus	Laurus	Laurus	Midsummer	Midsummer
Financing Date	February 2004	March 2004	June 2004	June 2004	December 03
Exercise prices	$ 4.24—$4.92	$ 3.60—$4.18	$ 3.60—$3.76	$ 1.90	$ 1.90
Term (years)	6.1	6.2	6.5	3.5	2.9
Volatility	42.69%	42.69%	42.69%	43.41%	41.17%
Risk-free rate	4.5%	4.5%	4.5%	4.5%	4.5%

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

Significant assumptions included in this model as of December 31, 2005 and 2004 are as follows:

Holder	Laurus	Laurus	Laurus	Midsummer	Midsummer
Financing Date	February 2004	March 2004	June 2004	June 2004	December 03
Conversion prices	$ 3.12	$ 2.70	$ 2.92	$ 1.90	$ 1.90
Actual term	2.1	2.2	2.5	2.5—1.8	1.9—1.2
Equivalent term	.9	.7	.6	3	3
Equivalent volatility	42.00%	42.18%	42.32%	42.32%	43.72%
Equivalent interest rate	2.14%	1.92%	3.33%	3.33%	2.34%
Equivalent yield rate	11.39%	14.76%	23.11%	15.92%	11.62%

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

(12) Leases

     The Company is currently leasing its MEDX equipment, EDX equipment and IAJP equipment under capital lease agreements and its offices and clinics under operating leases which expire at various dates. The capitalized asset cost and accumulated depreciation at December 31, 2005 and 2004 were:

	2005	2004
Capitalized cost	$ 4,519,086	$ 3,120,745
Accumulated depreciation	(398,832)	(278,379)
Net book value	$ 4,120,254	$ 2,842,366

These amounts are included in property and equipment, net.

Depreciation expense for the leased equipment was $398,832, $278,379 and $307,453 for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, future minimum annual rental commitments under noncancellable lease obligations are as follows:

	Capital	Operating
Year-ending December 31:	Leases	Leases
2006	$ 1,880,346	$ 3,267,612
2007	1,444,492	2,701,812
2008	804,565	2,266,080
2009	399,866	1,701,924
2010	154,464	1,526,328
Thereafter	—	4,531,272
Total minimum lease payments	$ 4,683,733	$ 15,995,028

Less amounts representing interest (at rates of 5.0% to 9.9%)	591,425
Present value of net minimum lease payments	4,519,086
Less current portion	1,646,378
Capital lease obligations – long-term	$ 2,872,708

     Rent expense under operating leases was $3,252,326, $1,524,888 and $593,616 for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in general and administrative expense in the accompanying statement of operations.

(13) Income Taxes

The income tax provision for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003
Current:
Federal	$ 2,947,496	$ 3,228,401	$ 38,785
State	862,450	716,224	8,586
	3,809,946	3,944,625	47,371
Deferred:
Federal	243,837	381,505	(3,047,154)
State	871,896	84,457	(674,575)
	1,115,733	465,962	(3,721,729)
Total	$ 4,925,679	$ 4,410,587	$ (3,674,358)

     Income tax expense attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income from operations before income taxes as a result of the following:

	2005	2004	2003
Computed “expected” tax expense	$ 59,139	$ 989,096	$ (5,153,448)
Increase (reduction) in income tax expense resulting from:
Derivative expense	2,398,871	1,107,166	1,079,079
Derivative interest expense	576,849	634,981	14,746
State income taxes, net of federal income tax benefit	730,150	528,450	(439,553)
Compensation – incentive stock options	570,163	261,345	717,698
Assets acquired with no tax basis	323,104	544,698	—
Other, net	211,620	174,851	107,120
Other state taxes	50,742	—	—
Unamortized deferred taxes	26,055	—	—
Penalties and interest on amended returns	—	170,000	—
Income for foreign subsidiary, net	(73,935)	—	—
Amortization of acquisition intangibles	56,922	—	—
Total	$ 4,925,679	$ 4,410,587	$ 3,674,358

     The tax effects of temporary differences that give rise to significant portions of the deferred tax expense for the years ended December 31, 2005, 2004 and 2003 are presented below:

	2005	2004	2003
Deferred tax expense (benefit):
Non-cash accrued compensation expense	$ 378,974	$ (171,152)	$ (4,682,948)
Property and equipment, primarily due to accelerated depreciation	268,680	438,630	262,593
Amortization of the excess of purchase price over fair value of assets acquired	918,477	164,053	185,067
Amortization of unstated interest on deferred, contingent purchase price payments	147,497	118,701	—
Net operating loss carryforward	—	—	202,202
Allowance for doubtful accounts	(613,446)	(137,555)	—
Other	98,456	82,000	82,001
Deferred state income taxes	(82,905)	(28,715)	229,356
Total	$ 1,115,733	$ 465,962	$ (3,721,729)

Significant components of the Company’s net deferred tax asset at December 31, 2005 and 2004 are presented in the following table:

	2005	2004
Deferred tax assets
Allowance for doubtful accounts	$624,638	$ 130,000
Employee compensation and retirement benefits	3,945,886	4,163,327
Gross deferred tax assets	4,570,524	4,293,327
Deferred tax liabilities
Fixed assets	1,182,294	939,308
Intangibles	1,058,900	294,831
State income taxes	95,603	84,021
Other	682,482	308,189
Gross deferred tax liabilities	3,019,279	1,626,349
Net deferred tax assets	$1,551,245	$ 2,666,923

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

Stock options and warrants granted, exercised and expired during the years ended December 31, 2005, 2004 and 2003 are as follows:

	Options		Warrants

		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
Outstanding, December 31, 2002	4,374,000	$0.81	1,198,186	$1.72
Granted in 2003	3,585,000	$2.06	1,784,316	$1.70
Exercised in 2003	(205,000)	0.05	(251,230)	$0.86
Forfeited in 2003	—		—
Outstanding, December 31, 2003	7,754,000	$1.61	2,731,272	$1.49
Granted in 2004	2,065,000	$2.52	1,395,000	$3.78
Exercised in 2004	(312,673)	$0.40	(534,216)	$0.97
Forfeited in 2004	(46,577)	$1.95	(38,615)	$1.50
Outstanding, December 31, 2004	9,459,750	$1.74	3,553,441(a)	$2.55
Granted in 2005	1,120,000	$3.82	—	$—
Exercised in 2005	(724,975)	$0.39	(350,316)	$1.23
Forfeited in 2005	(102,625)	$0.81	(23,809)	$1.00
Outstanding, December 31, 2005	9,752,150	$2.01	3,179,316(a)	$2.61
Exercisable at December 31, 2005	6,725,482	$1.90	3,179,316	$2.61

(a)	includes 25,000 warrants issued to employees.
The following table summarizes information for options and warrants outstanding and exercisable at December 31, 2005:

		Weighted	Number	Weighted
		Average	Outstanding	Average
	Number	Remaining	and	Remaining
Exercise Price	Outstanding	Life	Exercisable	Life
Stock Options:
$0.25-$1.00	3,177,150	1.60 years	3,177,150	1.60 years
$1.01-$2.00	3,070,000	2.89 years	1,015,000	2.95 years
$2.01-$3.00	1,805,000	2.88 years	1,270,000	3.49 years
$3.01-$4.00	1,385,000	3.84 years	1,043,332	3.79 years
$4.01-$5.00	290,000	4.25 years	195,000	4.18 years
$5.01-$6.00	25,000	4.01 years	25,000	4.01 years
Total	9,752,150	2.50 years	6,725,482	2.90 years
Warrants:
$0.25-$1.00	163,500	1.17 years	163,500	1.17 years
$1.01-$2.00	1,760,816	1.80 years	1,760,816	1.80 years
$2.01-$3.00	25,000	1.17 years	25,000	1.17 years
$3.01-$4.00	646,000	5.37 years	646,000	5.37 years
$4.01-$5.00	584,000	5.44 years	584,000	5.44 years
$5.01-$6.00	—	— years	—	— years
Total	3,179,316	2.87 years	3,179,316	2.87 years

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

Comprehensive income is as follows:

	2005	2004	2003
Net loss	$ (5,339,378)	$ (1,501,482)	$ (11,482,843)
Foreign currency translation	16,251	30,415	24,260
Comprehensive income	$ (5,323,127)	$ (1,471,067)	$ (11,458,583)

(17) Summarized Quarterly Data (Unaudited)

     Following is a summary of the quarterly results from operations for the years ending December 31, 2005, 2004 and 2003. All amounts, except per share data, are in thousands.

	2005
	(In thousands, except per share data)
	Q1	Q2	Q3	Q4
Net revenue	$ 14,237	$ 15,888	$ 20,863	$ 17,676
Income (loss) from operations	(14,191)	11,945	12,161	2,666
Net income (loss)	$ (27,764)	$ 11,111	$9,369	$ 1,945
Basic earnings (loss) per common share	$ (0.63)	$ 0.22	$0.18	$ 0.04
Diluted earnings (loss) per common share	$ (0.63)	$ 0.18	$0.14	$ 0.03
Basic weighted average common shares outstanding	44,413	51,622	53,496	55,700
Diluted weighted average common shares outstanding	44,413	61,804	65,021	66,700
	2004
	(In thousands, except per share data)
	Q1	Q2	Q3	Q4
Net revenue	$ 6,860	$ 9,117	$ 10,462	$ 11,479
Income (loss) from operations	3,808	(648)	11,001	(4,702)
Net income (loss)	$ 3,442	$ (3,818)	$ 11,910	$ (13,035)
Basic earnings (loss) per common share	$ 0.13	$ (0.13)	E0.38	$ (0.32)
Diluted earnings (loss) per common share	$ 0.11	$ (0.13)	E0.31	$ (0.32)
Basic weighted average common shares outstanding	27,377	29,036	31,693	40,981
Diluted weighted average common shares outstanding	32,663	29,036	39,266	40,981
	2003
	(In thousands, except per share data)
	Q1	Q2	Q3	Q4
Net revenue	$ 2,498	$ 3,775	$4,376	$ 4,332
Income (loss) from operations	(3,625)	(3,824)	526	(4,574)
Net income (loss)	$ (2,951)	$ (2,408)	$142	$ (6,266)
Basic earnings (loss) per common share	$ (0.18)	$ (0.12)	$0.01	$ (0.26)
Diluted earnings (loss) per common share	$ (0.18)	$ (0.12)	$0.00	$ (0.26)
Basic weighted average common shares outstanding	16,837	20,846	23,202	24,453
Diluted weighted average common shares outstanding	16,837	20,846	30,914	24,453

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

For the Years Ended
December 31,
	2005	2004	2003
Basic earnings per common share:
Net income available to common shareholders	$ (5,339,378)	$ (1,501,482)	$ (11,482,843)
Basic weighted average common shares outstanding	51,316,562	32,923,211	20,772,620
Basic earnings per common share	$ (0.10)	$ (0.05)	$ (0.55)
Diluted earnings per common share:
Net income available to common shareholders	$ (5,339,378)	$ (1,501,482)	$ (11,482,843)
Plus impact of assumed conversions
Interest expense on 7.5% convertible note due 2006, net of tax	—	—	—
Interest expense on 7.5% convertible note due 2007, net of tax	—	—	—
Interest expense on 7.5% convertible note due 2007, net of tax	—	—	—
Net income available to common shareholders plus assumed conversions	$ (5,339,378)	$ (1,501,482)	$ (11,482,843)
Basic weighted average common shares outstanding plus incremental shares from assumed
conversions	51,316,562	32,923,211	20,772,620
7.5% convertible note due 2006	—	—	—
7.5% convertible note due 2007	—	—	—
7.5% convertible note due 2007	—	—	—
Employee stock option plan for vested, in the money options	—	—	—
Warrants issued, outstanding, and in the money	—	—	—
Contingent shares for acquisitions	—	—	—
Initial shares for acquisitions, weighted	—	—	—
Diluted weighted average common shares outstanding	51,316,562	32,923,211	20,772,620
Diluted earnings per common share	$ (0.10)	$ (0.05)	$ (0.55)

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

(19) Related Party Transactions

     During the years ended December 31, 2005, 2004 and 2003, the Company had transactions with companies owned by certain shareholders of the Company. The following is a summary of transactions with these entities:

Expense related to the years ended December 31:
Practice Name	Type of Practice	Type of Related Party Transaction	2005	2004	2003	AsReported
Associated Pysicians Group, Ltd	Managed Practice	The Company leases its office space from a limited liability company partially owned by a certain shareholder of the Company. The lease commenced January 1, 2005 for an initial term of ten years with the option to renew for two five year periods.	$ 108,255	$ —	$ —	G&A
The Center for Pain Management, LLC	Managed Practice	The Company leases certain employees from a limited liability company owned by certain shareholders of the Company. The Company also charged this entity for the use of its equipment and certain services.	$ 674,432	$ 7,755	$ —	G&A
		The Company has an agreement to outsource its billing and collections function to a limited liability company owned by certain shareholders of the Company. The Company is charged a fee of 8% of net collections under this arrangement. * (A) * (B)	$ 836,562	$ —	$ —	G&A
Dynamic Rehabilitation Centers, Inc.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease associated with the Redford location has a ten year term commencing January 1, 2000 with no option to renew.The lease associated with the Clinton Township location commenced October 8, 2004 and expires December 31, 2014.The lease was amended in July 2005 for the occupancy of additional space by the Company.	$ 182,751	$ 82,107	—	G&A
		The Company provides services for billing, accounting and management oversight to a limited liability company owned by certain shareholders of the Company. * (C)	$ 885,471	—	—	G&A
Health Care Center of Tampa, Inc	Owned Practice	The Company has an agreement to outsource its billing and collections function to a limited liability company owned by a certain shareholder of the Company. The Company is charged a fee of 10% of net collections under this arrangement.	$ 272,708	$ 242,661	—	G&A
Rick Taylor, D.O., P.A.	Managed Practice	The Company has an agreement to lease an aircraft from a limited liability company owned by a certain shareholder of the Company. The lease agreement was entered into in June 2003 for a period of 60 months. Effective January 1, 2005, the lease payment was lowered to a nominal amount of $1 per year; the Company will continue to pay a
		third party provider for the related fuel and maintenance cost. Effective January 1, 2004 the lease fee was reduced from the original amount of $12,000 per month to $7,000 per month; maintenance, fuel, insurance recurring training, hangar rental and any other fees required to maintain the aircraft were the responsibility of the Company	$ 1	$ 49,000	—	G&A
Spine and Pain Center, P.C.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease commenced December 23, 2003 and expires December 31, 2008, with no option to renew.	$ 99,996	$ 99,996	—	G&A
		The Company, through a subsidiary, is the majority partner of the PSHS Alpha Partners, Ltd. Partnership Dr. Merrill Reuter , the Company’s chairman, is a minority partner of partnership. The Company owns 67.5% and Dr. Reuter owns 9.75% of the partnership. Dr. Reuter received distributions from the partnership of $131,625 representing his share of the profits of the surgery center for the period between May 12, 2005 and December 31, 2005. These distributions are reported as minority interest on the balance sheet.	$ 131,625	—	—

(A)	The Company has the option to purchase a ‘Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating a competitive rehabilitation clinic that fall outside a ten mile radius from the Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.
(B)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating a competitive surgery center that fall outside a ten mile radius from the Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.
(C)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating competitive rehabilitation clinics that fall outside a ten mile radius from the Dynamic Rehabilitation Centers, Inc. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.

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

	December 31, 2005 (in thousands)
			Ancillary
	Pain Mg mt	Surgeries	Services	Corporate	Total
Revenues	$ 43,269	$6,165	$ 19,230	$ —	$ 68,664
Gross profit	36,632	5,110	14,451	—	56,193
General and administrative expenses	17,086	3,152	8,184	9,663	38,085
Compensation expense-variable stock options	—	—	—	2,382	2,382
Amortization	550	—	—	979	1,529
Depreciation	478	66	426	646	1,616
Operating income (loss)	$ 18,518	$1,892	$ 5,841	$ (13,670)	$ 12,581

	December 31, 2004 (in thousands)
			Ancillary
	Pain Mgmt	Surgeries	Services	Corporate	Total
Revenues	$ 22,317	$5,203	$ 10,398	$ —	$ 37,918
Gross profit	18,249	4,607	8,398	—	31,254
General and administrative expenses	8,002	2,613	3,571	5,866	20,052
Compensation expense-variable stock options	—	—	—	357	357
Amortization	—	—	—	549	549
Depreciation	132	72	128	505	837
Operating income (loss)	$ 10,115	$1,922	$ 4,699	$ (7,277)	$ 9,459

	December 31, 2003 (in thousands)
			Ancillary
	Pain Mgmt	Surgeries	Services	Corporate	Total
Revenues	$ 6,117	$ 3,431	$ 5,433	$ —	$ 14,981
Gross profit	3,718	1,958	4,718	—	10,394
General and administrative expenses	2,168	748	1,404	3,462	7,782
Compensation expense-variable stock options	—	—	—	13,533	13,533
Amortization	—	—	—	114	114
Depreciation	17	18	44	384	463
Operating income (loss)	$ 1,533	$ 1,192	$ 3,270	$ (17,493)	$ (11,498)

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