Form 10-Q
period 2006-09-30
PAINCARE HOLDINGS INC
filed 2006-11-09
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

Commission File Number 1-14160

PainCare Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Florida (State or other jurisdiction of incorporation or organization)	06-1110906 (I.R.S. Employer Identification No.)

1030 N. Orange Avenue, Suite 105, Orlando, Florida 32801
(Address of Principal Executive Offices)

(407) 367-0944
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

As of November 9, 2006 there were 66,926,683 outstanding shares of the Registrant’s common stock, $0.0001 par value.

PART I
ITEM 1. FINANCIAL STATEMENTS

PAINCARE HOLDINGS, INC. Consolidated Balance Sheets As of September 30, 2006 and December 31, 2005
	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,423,478	$22,713,165
Accounts receivable, net	26,865,918	21,263,405
Due from stockholders	1,578,507	—
Deposits and prepaid expenses	2,168,044	2,557,492
Deferred tax asset	1,447,450	683,391
Total current assets	35,483,397	47,217,453
Property and equipment, net	12,415,855	11,494,656
Goodwill, net	141,785,675	111,468,292
Due from stockholder	—	427,553
Deferred tax asset	—	867,854
Other assets	17,064,692	11,834,822
Total assets	$206,749,619	$183,310,630
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,253,695	$3,522,714
Accrued compensation expense	17,142,549	17,142,549
Derivative liabilities	—	12,952,455
Acquisition consideration payable	989,559	8,011,567
Common stock payable	—	5,405,601
Income tax payable	351,273	3,003,766
Current portion of notes payable	11,066,000	3,883,012
Current portion of convertible debentures	—	8,519,131
Current portion of capital lease obligations	1,480,790	1,646,378
Total current liabilities	35,283,866	64,087,173
Derivative liabilities	95,692	-
Notes payable, less current portion	22,912,359	26,129,569
Convertible debentures, less current portion	11,992,033	1,133,877
Capital lease obligations, less current portion	2,213,363	2,872,708
Deferred tax liability	1,033,479	—
Total liabilities	73,530,792	94,223,327
Minority interests in consolidated subsidiaries	3,099,819	1,763,838
Stockholders’ equity:
Common stock, $.0001 par value. Authorized 200,000,000 shares; issued and outstanding 66,926,683 and 55,823,026 shares, respectively	6,693	5,582
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Additional paid in capital	140,155,187	106,253,345
Accumulated deficit	(10,124,589)	(18,983,089)
Accumulated other comprehensive income	81,717	47,627
Total stockholders’ equity	130,119,008	87,323,465
Total liabilities and stockholders’ equity	$206,749,619	$183,310,630

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	For the Three Months Ended			For the Nine months Ended
	September 30,			September 30,
	2006		2005	2006	2005
			(As restated)		(As restated)
Revenues:
Pain management	$11,571,040		$14,904,949	$37,285,682	$35,460,297
Surgeries	1,494,045		1,389,222	4,979,122	4,444,255
Ancillary services	9,109,648		4,569,489	26,809,715	11,083,701
Total revenues	22,174,733		20,863,660	69,074,519	50,988,253
Cost of revenues	6,365,451		3,279,321	16,476,191	8,295,102
Gross profit	15,809,282		17,584,339	52,598,328	42,693,151
General and administrative expense	13,871,940		4,665,623	41,933,888	30,981,678
Amortization expense	642,891		339,371	1,760,296	872,271
Depreciation expense	627,838		418,665	1,799,433	924,542
Operating income (loss)	666,613		12,160,680	7,104,711	9,914,660
Interest income (expense)	(2,077,429)		(1,606,028)	(6,105,344)	(3,797,438)
Derivative benefit (expense)	8,558		3,143,397	10,501,509	(10,103,350)
Other income (expense)	(239,539)		91,938	213,998	235,321
Income (loss) before income taxes	(1,641,797)		13,789,987	11,714,874	(3,750,807)
Benefit (provision) for income taxes	483,924		(4,141,058)	(1,020,400)	(3,155,996)
Income (loss) before minority interests	(1,157,873)		9,648,929	10,694,474	(6,906,803)
Minority interests in net earnings of consolidated subsidiaries	1,065,635		280,060	1,835,974	377,132
Net income (loss)	$(2,223,508)		$9,368,869	$8,858,500	$(7,283,935)
Basic income (loss) per common share	$(0.03)		$0.18	$0.14	$(0.15)
Basic weighted average common shares outstanding	64,482,619		53,495,697	64,040,150	49,859,872
Diluted income (loss) per common share	$(0.03)	$	$ 0.15	$0.12	$(0.15)
Diluted weighted average common shares outstanding	64,482,619		65,020,702	74,166,535	49,859,872

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005 (Unaudited)
	2006	2005
		(As restated)
Cash flows from operating activities:
Net income (loss)	$8,858,500	$(7,283,935)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,559,729	1,258,203
Non-cash transactions and other	(192,808)	6,849,313
Amortization of debt discount	1,896,309	-
Common stock issued for debenture interest payments	224,175	735,968
Derivative (benefit) expense	(10,501,509)	10,103,349
Deferred income taxes	972,832	(2,100,341)
Amortization of deferred financing expenses	-	1,659,209
Non-cash compensation expense	1,524,332	-
Minority interests	1,835,974	145,632
Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(5,439,377)	(4,202,102)
Deposits and prepaid expenses	107,294	(2,062,263)
Other assets	535,636	(2,227,080)
Income tax payable	(2,922,987)	302,957
Accounts payable and accrued expenses	(358,257)	846,550
Net cash provided by (used in) operating activities	99,843	4,025,460
Cash flows from investing activities:
Purchase of property and equipment	(1,384,902)	(1,146,845)
Cash paid for earnouts	(8,168,493)	(6,406,800)
Cash used for acquisitions	(9,982,214)	(21,095,848)
Cash from acquisitions	655,557	398,291
Net cash used in investing activities	(18,880,052)	(28,251,202)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of capital offering costs	4,090,707	524,662
Proceeds from issuance of convertible debentures	3,000,000	-
Payments of capital lease obligations	(1,410,729)	(1,026,431)
Payment of convertible debentures	-	(135,500)
Due from stockholders	(1,684,118)	(1,159,623)
Cash distributions to minority interests	(620,326)	-
Net proceeds from (payments on) notes payable	(3,885,012)	28,758,476
Net cash provided by (used in) financing activities	(509,478)	26,961,584
Net increase (decrease) in cash and cash equivalents	(19,289,687)	2,735,842
Cash and cash equivalents at beginning of period	22,713,165	19,100,840
Cash and cash equivalents at end of period	$3,423,478	$21,836,682
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,984,860	$1,822,962
Cash paid during the period for income taxes	2,908,536	4,673,855
Non-cash investing and financing transactions:
Common stock issued for acquisitions	9,624,459	20,596,792
Common stock issued for earnouts	8,567,047	7,234,388
Acquisition consideration payable	989,559	916,667
Common stock issued for debenture conversions	-	15,735,237
Common stock issued for cancelled warrants	3,486,632	-
Common stock issued for common stock payable	5,405,601	-
Derivatives issued for deferred financing costs	104,250	-
Common stock issued for debt finance	980,000	-

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.
Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2006 (Unaudited)

			Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive	Total Stockholders Equity
	Common Stock
	Shares	Amount
Balances at December 31,2005	55,823,026	$ 5,582	$106,253,345	$(18,983,089)	$ 47,627	$ 87,323,465
Common stock issued for earnouts	3,205,169	321	8,566,726	-	-	8,567,047
Common stock issued for acquisitions	2,719,803	272	9,624,187	-	-	9,624,459
Amortization of non-cash stock option compensation	-	-	1,524,332	-	-	1,524,332
Common stock issued for debenture interest payments	63,652	6	224,169	-	-	224,175
Common stock issued for private placement offerings	3,305,033	331	9,495,977	-	-	9,496,308
Common stock issued for debt refinance	500,000	50	979,950	-	-	980,000
Common stock issued for cancelled warrants	1,310,000	131	3,486,501	-	-	3,486,632
Components of comprehensive income:
Translation adjustment	-	-	-	-	34,090	34,090
Net income	-	-	-	8,858,500	-	8,858,500
Comprehensive income	-	-	-	-	-	8,892,590
Balances at September 30, 2006	66,926,683	$ 6,693	$140,155,187	$ (10,124,589)	$ 81,717	$130,119,008

PainCare Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

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

     Through its majority-owned subsidiary, Amphora, the Company is also engaged in providing advanced Intraoperative Monitoring (IOM) and interpretation services to hospitals and surgeons; and through its wholly-owned subsidiary, Caperian, Inc., PainCare offers medical real estate and development services.

Presentation of Interim Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. The consolidated financial results as of and for the three and nine month periods ended September 30, 2005 have been restated; for further information as to the restatement refer to the Company’s annual amended report on Form 10-K/A for the year ended December 31, 2005 filed with the SEC on October 2, 2006.

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

     The Company manages 14 practices in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow the Company to manage the practice.

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

      At September 30, 2006, the Company had $176,477 held in operating cash which was released October 5, 2006 to Fidelity Investments for one of the ambulatory surgery center’s 401(k) funding.

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

Property and equipment, net at September 30, 2006 and December 31, 2005, consisted of:

	September 30, 2006	December 31, 2005
Furniture, fixtures & equipment	$10,281,851	$10,744,044
Medical equipment	12,740,837	7,895,215

Total cost	23,022,688	18,639,259
Less accumulated depreciation	10,606,833	7,144,603

Property and equipment, net	$12,415,855	$11,494,656

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

     The recording of a net deferred tax asset assumes the realization of such asset in the future, otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has not recorded any valuation allowances as of September 30, 2006 or December 31, 2005. The Company anticipates that it will generate sufficient pretax income in the future to realize its deferred tax assets.

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

(3) Segment Reporting

     We define segment operating earnings as income before (1) interest income; (2) interest expense and amortization of debt discounts and fees; and (3) income tax expense or benefit. We also do not allocate corporate overhead to our operating segments. Management uses segment operating earnings as an analytical indicator for purposes of allocating resources to a particular segment and assessing segment performance. Revenues and expense are measured in accordance with policies and procedures described in Note 2, Summary of Significant Accounting Policies.

     Selected financial information for our operating segments for each of the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005 is as follows:

	Pain		Ancillary
	Management	Surgeries	Services	Corporate	Total
Three months ended September 30, 2006
Net operating revenues	$11,571,040	$1,494,045	$9,109,648	$-	$22,174,733
Operating income (loss)	1,823,307	113,195	3,380,465	(4,650,354)	666,613
Total assets	107,814,181	15,250,586	68,917,591	14,767,261	206,749,619

Three months ended September 30, 2005
Net operating revenues	$14,904,949	$1,389,222	$4,569,489	$-	$20,863,660
Operating income(loss)	7,844,304	1,010,052	223,871	3,082,453	12,160,680
Total assets	84,730,556	11,429,198	51,666,799	26,233,180	174,059,733

Nine months ended September 30, 2006
Net operating revenues	$37,285,682	$4,979,122	$26,809,715	$-	$69,074,519
Operating income (loss)	9,577,659	771,232	9,807,249	(13,051,429)	7,104,711
Total assets	107,814,181	15,250,586	68,917,591	14,767,261	206,749,619

Nine months ended September 30, 2005
Net operating revenues	$35,460,297	$4,444,255	$11,083,701	$-	$50,988,253
Operating income (loss)	19,160,319	1,565,525	2,101,398	(12,912,582)	9,914,660
Total assets	84,730,556	11,429,198	51,666,799	26,233,180	174,059,733

Segment reconciliation to our condensed consolidated results of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net operating revenues:
Total segment net operating revenues	$22,174,733	$20,863,660	$69,074,519	$50,988,253
Gain/(loss) from continuing operations:
Total segment operating income (loss)	$5,316,967	$9,078,227	$20,156,140	$22,827,242
Total corporate income (loss)	(4,650,354)	3,082,453	(13,051,429)	(12,912,582)
Derivative benefit (expense)	8,558	3,143,397	10,501,509	(10,103,350)
Other income (expense)	(239,539)	91,938	213,998	235,321
Interest income (expense)	(2,077,429)	(1,606,028)	(6,105,344)	(3,797,438)
Income (loss) before income taxes	$(1,641,797)	$13,789,987	$ 11,714,874	$(3,750,807)
Total assets:
Total assets for reportable segments	$206,749,619	$174,059,733	$206,749,619	$174,059,733

(4) Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2006	December 31, 2005
Accounts receivable	$ 53,254,850	$53,282,531
Less allowance for doubtful accounts	26,388,932	32,019,126
Accounts receivable, net	$ 26,865,918	$21,263,405

(5) Income Per Common Share

     Basic income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The weighted average shares used in computing diluted income per common share include the dilutive effect of stock options, warrants, convertible debt, contingent shares and other common stock equivalents using the treasury stock method, and income is adjusted for the diluted computation for the assumed non-payment of interest, etc., upon conversion. The shares used in the computation of the Company’s basic and diluted income per common share are reconciled as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,

	2006	2005		2006	2005
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$(2,223,508)	$9,368,869		$8,858,500	$(7,283,935)
Basic weighted average common shares outstanding	64,482,619	53,495,697		64,040,150	49,859,872
Basic income (loss) per common share	$(0.03)	$0.18	$	$ 0.14	$(0.15)
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$(2,223,508)	$9,368,869		$8,858,500	$(7,283,935)
Plus impact of assumed conversions
Interest expense on 7.5% convertible note due 2009, net of tax	—			201,492	—
Interest expense on 7.5% convertible note due 2009, net of tax	—	121,551		50,625	—
Interest expense on 8.5% convertible note due 2009, net of tax				76,500
Net income (loss) available to common shareholders plus assumed conversions	$(2,223,508)	$9,490,420		$9,187,117	$(7,283,935)
Basic weighted average common shares outstanding	64,482,619	53,495,697		64,040,150	49,859,872
Plus incremental shares from assumed conversions
7.5% convertible note due 2009	—	4,713,242		4,713,242	—
7.5% convertible note due 2009	—	789,474		789,474	—
8.5% convertible note due 2009	—			1,578,947	—
Employee stock option plan for vested, in the money options	—	4,634,343		1,937,716	—
Warrants issued, outstanding, and in the money	—	1,387,946		232,862	—
Contingent shares for acquisitions	—	—		874,144	—
Initial shares for acquisitions, weighted	—	—		—	—
Diluted weighted average common shares outstanding	64,482,619	65,020,702		74,166,535	49,859,872
Diluted income (loss) per common share	$(0.03)	$0.15		$0.12	$(0.15)

     Potentially dilutive shares at September 30, 2006 of approximately 1,528,037 shares were not included in the diluted weighted average shares outstanding computation for the three-month period as their inclusion would be anti-dilutive. The potentially dilutive securities for options, warrants, convertible debentures and contingent shares were 1,252,133, 164,959, 0 and 110,945, respectively.

     Potentially dilutive securities at September 30, 2005 for options, warrants, and convertible debentures, were 4,943,324, 1,398,681 and 6,658,214, respectively.

     Diluted weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options, warrants, as well as the assumed conversion of the convertible notes. As described above, certain of the Company’s potentially dilutive shares were excluded from the calculation of diluted earnings per share for certain periods because they were anti-dilutive, but these shares could be dilutive in the future.

(6) Income Taxes

     The income tax provision for the three and nine months ended September 30, 2006 and 2005 consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Computed “expected” tax expense (benefit)	$(920,527)	$4,593,375	$3,358,826	$(1,403,500)
Increase (reduction) in income tax expense resulting from:
Derivative (benefit) expense	(2,910)	(1,068,755)	(3,567,603)	3,435,139
Derivative interest expense	147,649	213,625	458,025	644,459
State income taxes, net of federal income tax benefit	(62,644)	495,383	75,971	377,543
Assets acquired with no tax basis	159,712	(61,010)	242,329	82,341
Other, net	16,095	(31,560)	67,594	20,014
State taxes deferred	88,592	-	114,929	-
Income from flowthroughs	90,109	-	270,329	-
Total	$(483,924)	$4,141,058	$1,020,400	$3,155,996

(7) Other Assets

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

     On April 29, 2004, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company X, Inc. (PNAC X), and Denver Pain Management (DPM), a Colorado corporation. Effective August 27, 2004, DPM and PNAC X entered into an addendum to their agreement whereby the initial consideration to be paid to the shareholders was reduced from $3,750,000 to $700,000 of which $100,000 is payable in cash and the balance of $600,000, is payable with 200,000 shares of common stock priced at $3.00 per share. In addition, the former owners of DPM may receive up to $12,411,750 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. DPM is a pain management practice located in Denver, Colorado. The center is run by Robert Wright, M.D., a board certified pain management physician.

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

     The separately identifiable intangible asset is the physicians’ referral network. The referral network represents other doctors in the community who refer their patient base to the Company’s physicians who practice in a discipline to meet their patient’s needs. The Company believes the value of each physician’s referral network is clearly linked to the physicians’ employment agreements. The amortization term is seven years which represents the five year employment agreement the Company enters into with each physician plus the two years of an additional non-compete agreement. The value of the referral network should be amortized over the employment term and the non-compete period of the physician since that represents the period of time the Company benefits from the arrangement.

The table below summarizes the other assets at September 30, 2006 and December 31, 2005:

	September 30, 2006			December 31, 2005
		Accumulated Amortization			Accumulated Amortization
Asset	Total Cost		Net Value	Total Cost		Net Value
MedX Distribution right	$ 2,212,673	$ 744,570	$ 1,468,103	$ 2,212,673	$ 581,831	$ 1,630,842
Contract Right – DPM	12,648,679	1,768,825	10,879,854	6,026,200	677,124	5,349,076
Contract Right – APG	482,107	68,027	414,080	486,023	34,452	451,571
Contract Right – SPA	1,419,471	216,218	1,203,253	1,433,132	118,657	1,314,475
Contract Right – SCPI	1,041,546	158,679	882,867	1,051,564	87,095	964,469
Deferred acquisition costs	111,204	-	111,204	475,958	—	475,958
Physician practice and surgery center acquisitions	2,921,793	816,462	2,105,331	2,161,757	513,326	1,648,431
Total	$ 20,837,473	$ 3,772,781	$17,064,692	$13,847,307	$ 2,012,485	$ 11,834,822

(8) Acquisitions

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

     On February 1, 2006, the Company closed a majority interest purchase pursuant to a Membership Interest Purchase Agreement with its wholly-owned subsidiary, PainCare Neuromonitoring I, Inc. (PCN I), and the members of Amphora,LLC (AMP). The Membership Interest Purchase Agreement provides for the purchase of 60% ownership of AMP by PCN I, a Florida corporation. In exchange for the majority interest purchase the members of AMP received 1,035,032 shares of common stock of the Company priced at $3.70 per share and $3,250,000 in cash. In addition, the former members of AMP will receive the remaining balance of the purchase price of $8,500,000 in the form of performance-based installments over four years. AMP is an intraoperative monitoring company based in Denver, Colorado.

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

     In April 2006, the Company paid $128,700 in cash and issued 35,164 shares of common stock to the former shareholder of Pain and Rehabilitation Network, Inc., representing the final earnout payment.

     In April 2006, the Company paid $458,333 in cash and issued 183,333 shares of common stock to the former shareholder of Medical Rehabilitation Specialists, Inc., representing the final earnout payment.

     In May 2006, the Company paid $931,125 in cash and issued 325,650 shares of common stock to the former shareholder of Denver Pain Management.

     In May 2006, the Company paid $350,000 in cash and issued 155,556 shares of common stock to the former shareholder of Colorado Pain Specialists, P.C., representing the first of three potential earnout payments.

     In July 2006, the Company paid $200,000 in cash and issued 150,000 shares of common stock to the former shareholder of Georgia Surgical Centers, Inc., representing partial cash payment and total stock issuance for the second of three potential earnouts.

     In August 2006, the Company paid $291,669 in cash and issued 116,667 shares of common stock to the former shareholder of Benjamin Zolper, M.D., P.A., representing the second of three potential earnouts.

     In September 2006, the Company issued 234,000 shares of common stock to the former shareholder of Dynamic Rehabilitation Centers, Inc., representing the second of three potential earnouts.

     In September 2006, the Company issued 240,000 shares of common stock to the former shareholder of Rick Taylor, D.O., P.A., representing the stock portion of the second of three potential earnouts.

     Following are the summarized unaudited pro forma results of operations for the nine months ended September 30, 2006 and September 30, 2005, assuming the acquisitions of Center for Pain Management ASC, LLC, REC, Inc., CareFirst Medical, Desert Pain Medicine Group and Amphora, LLC had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future earnings that would have been reported had the acquisitions been completed when assumed.

Pro Forma Consolidated Statement of Operations
Nine Months Ended September 30, 2006
(Unaudited)

	PainCare Actual					Pro forma Adjustments
		CPMASC(4)	REC(5)	DPMG(6)	AMPHORA(7)			Pro forma
Revenues	$69,074,519	$16,064	$13,761	$324,614	$91,316	$—		$69,520,274
Cost of revenues	16,476,191	1,690	976	64,354	19,617	(25,483)	(1)	16,537,345
Gross profit	52,598,328	14,374	12,785	260,260	71,699	25,483		52,982,929
Operating expenses:
General & administrative	41,933,888	9,528	12,070	174,302	50,182	(234,910)	(2)	41,945,060
Depreciation & amortization	3,559,729	—	—	—	—	—		3,559,729
Operating income	7,104,711	4,846	715	85,958	21,517	260,393		7,478,140
Interest income (expense)	(6,105,344)	(24)	(2)	(424)	—	—		(6,105,794)
Derivative benefit (expense)	10,501,509	—	—	—	—			10,501,509
Other income (expense)	213,998	—	—	—	—	—		213,998
Income before taxes	11,714,874	4,822	713	85,534	21,517	260,393		12,087,853
Provision for income taxes	1,020,400	—	—	—	—	39,405	(3)	1,059,805
Income before minority interests’ share	10,694,474	4,822	713	85,534	21,517	220,988		11,028,048
Less: Minority interests’ share	1,835,974	—	—	—	8,607	—		1,844,581
Net income	$8,858,500	$4,822	$713	$85,534	$12,910	$220,988		$9,183,467
Basic earnings per common share								$0.14
Basic weighted average common shares								64,207,565
Diluted earnings per common share								$0.13
Diluted weighted average common shares								74,333,949

Footnotes to Unaudited Pro Forma Financial Statements:

1)	Adjustment for non-recurring cost of revenues.
2)	Adjustment for non-recurring general and administrative expenses.
3)	Represents the provision for income taxes at an effective tax rate of 35%.
4)	Represents the results from the period beginning on January 1, 2006 and ending on January 2, 2006.
5)	Represents the results from the period beginning on January 1, 2006 and ending on January 5, 2006.
6)	Represents the results from the period beginning on January 1, 2006 and ending on January 31, 2006.
7)	Represents the results from the period beginning on January 1, 2006 and ending on January 31, 2006.

Pro Forma Consolidated Statement of Operations
Nine Months Ended September 30, 2005
(Unaudited)

	PainCare Actual					Pro forma Adjustments
		CPMASC(4)	REC(5)	DPMG(6)	AMPHORA(7)		Pro forma
Revenues	$50,988,253	$5,057,331	$186,285	$3,596,304	$556,417	$—		$60,384,590
Cost of revenues	8,295,102	519,912	5,729	696,627	18,557	(1,467,748)	(1)	8,068,179
Gross profit	42,693,151	4,537,419	180,556	2,899,677	537,860	1,467,748		52,316,411
Operating expenses:
General & administrative	30,981,678	2,996,385	175,616	1,929,126	405,914	(2,410,472)	(2)	34,078,247
Depreciation & amortization	1,796,813	—	—	—	—	—		1,796,813
Operating income (loss)	9,914,660	1,541,034	4,940	970,551	131,946	3,878,220		16,441,351
Interest income (expense)	(3,797,438)	(8,015)	—	(4,814)	—	—		(3,810,267)
Derivative benefit (expense)	(10,103,350)	—	—	—	—	—		(10,103,350)
Other income (expense)	235,321	—	—	—	—	—		235,321
Income (loss) before taxes	(3,750,807)	1,533,019	4,940	965,737	131,946	3,878,220		2,763,055
Provision (benefit) for income taxes	3,155,996	—	—	—	—	(1,011,367)	(3)	2,144,629
Income before minority interests’ share	(6,906,803)	1,533,019	4,940	965,737	131,946	4,889,587		618,426
Less: Minority interests’ share	377,132	—	—	—	—	—		377,132
Net income (loss)	$(7,283,935)	$1,533,019	$4,940	$965,737	$131,946	$4,889,587		$241,294
Basic earnings per common share								$0.00
Basic weighted average common shares outstanding								52,579,675
Diluted earnings per common share								$0.01
Diluted weighted average common shares outstanding								65,579,894

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

(9) Related Party Transactions

     During the nine months ended September 30, 2006 and 2005 the Company had transactions with companies owned by certain shareholders of the Company. The following is a summary of transactions with these entities for the nine months ended September 30, 2006 and 2005:

			Expense Related to the Nine months
			Ended September 30:
Practice Name	Type of Practice	Type of Related Party Transaction	2006	2005	Reported As
Associated Physicians Group, Ltd.	Managed Practice	The Company leases its office space from a limited liability company partially owned by a certain shareholder of the Company. On July 1, 2006, the shareholder sold his partially owned portion of the limited liability company which eliminated the related party. The Company continues to lease the office space. The lease commenced January 1, 2005 for an initial term of ten years with the option to reenew for two five year periods.	$73,590	$24,057	G&A
The Center for Pain Management, LLC	Managed Practice	The Company leases certain employees from a limited liability company owned by certain shareholders of the Company. The Company also charged this entity for the use of its equipment and certain services.	$1,781,308	$500,595	G&A
		The Company has an agreement to outsource its billing and collections function to a limited liability company owned by certain shareholders of the Company. The Company is charged a fee of 8% of net collections under this arrangement.	$592,543	$646,945	G&A
		* (A)

		* (B)

Dynamic Rehabilitation Centers, Inc.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease associated with the Redford location has a ten year term commencing January 1, 2000 with no option to renew. The lease associated with the Clinton Township location commenced October 8, 2004 and expires December 31, 2014. The lease was amended in July 2005 for the occupancy of additional space by the Company.	$126,665	$124,421	G&A
		The Company provides services for billing, accounting and management oversight to a limited liability company owned by certain shareholders of the Company.	$757,178	$—	G&A
		* (C)

Health Care Center of Tampa, Inc.	Owned Practice	The Company has an agreement to outsource its billing and collections function to a limited liability company owned by a certain shareholder of the Company. The Company is charged a fee of 10% of net collections under this arrangement.	$200,367	$153,374	G&A
Rick Taylor, D.O., P.A.	Managed Practice	The Company has an agreement to lease an aircraft from a limited liaility company owned by a certain shareholder of the Company. The lease agreement was entered into in June 2003 for a period of 60 months. Effective January 1, 2005, the lease payment was lowered to a nominal amount of $1 per year; the Company will continue to pay a third party provider for the related fuel and maintenance cost. Effective January 1, 2004 the lease fee was reduced from the original amount of $12,000 per month to $7,000 per month; maintenance, fuel, insurance recurring training, hangar rental and any other fees required to maintain the aircraft were the responsibility of the Company.	$31,702	$92,290	G&A
Spine and Pain Center, P.C.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease commenced December 23, 2003 and expires December 31, 2008, with no option to renew.	$95,522	$57,846	G&A

PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center		The Company, through a subsidiary, is the majority partner of the PSHS Alpha Partners, Ltd. Partnership Dr. Merrill Reuter, the Company’s chairman, is a minority partner of partnership. The Company owns 67.5% and Dr. Reuter owns 9.75% of the partnership. Dr. Reuter received distributions from the partnership representing his share of the profits of the surgery center. These distributions are reported as a reduction in minority interest on the balance sheet.	$ 123,825	$ 63,375	BS
The Center for Pain Management ASC, LLC	Managed Practice	The Company leases certain employees from a limited liability company owned by certain shareholders of the Company. The Company also charged this entity for the use of its equipment and certain services.	$ 921,649	$ —	G&A
		The Company has an agreement to outsource its billing and collections function to a limited liability company owned by certain shareholders of the Company. The Company is charged a flat fee of $40,000 per month under this arrangement.	$ 360,000	$ —	G&A
		The Company has an agreement to outsource its non-clinical management and administrative services and support for health care providers to a limited liability company owned by certain shareholders of the Company. The Company is charged a flat fee of $52,500 per month under this arrangement.	$ 472,500	$ —	G&A
* (A)

* (B)

Georgia Pain Physicians, P.C.	Managed Practice	The Company has an agreement to lease RF equipment from a limited partnership wholly owned by Dr. Windsor. The lease commenced February 1, 2006 with no expiration date.	$ 18,000	$ —

(A)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating a competitive rehabilitation clinic that fall outside a ten mile radius from The Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.
(B)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating a competitive surgery center that fall outside a ten mile radius from The Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.
(C)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating competitive rehabilitation clinics that fall outside a ten mile radius from the Dynamic Rehabilitation Centers, Inc. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.

(10) Due from Stockholders

The balance in due from stockholders at September 30, 2006 and December 31, 2005 consists of the following:

Practice/Stockholder	2006	2005
Merrill Reuter, M.D.	$444,388	$427,553
Saqib Khan, M.D.	934,119	-
Christopher Cenac, M.D.	100,000	-
Bradley Vilims, M.D.	100,000	-
Total	$1,578,507	$427,553

     Pursuant to a Construction Development & Leasing Agreement, Merrill Reuter, M.D., Chairman of the Board of the Company and President of AOSF, is obligated, subject to conditions, to pay the Company’s subsidiary, Caperian, Inc. (“Caperian”), $450,000 for real estate development and construction oversight services relating to a planned medical office and ambulatory surgery facility on land that the agreement anticipates Dr. Reuter will acquire. Fifty percent of the amount owed is due upon commencement of construction of the facility and fifty percent upon completion. Upon completion of the facility, Caperian is also entitled to earn leasing fees from Dr. Reuter for procuring tenants to lease space in the facility. Dr. Reuter currently owns approximately 4.5% of the outstanding shares of the Company’s common stock. The unamortized premium at September 30, 2006 is $5,612.

     The amount due from Saqib Khan, M.D. represents prepayments for potential obligations to Dr. Khan for salaries, billing fees, and the potential contingent consideration payment. To date, Dr. Khan has not fully met the earnings obligation for receipt of the contingent consideration. These amounts are not recorded with an interest element or deferred premium. It will be settled during the fourth quarter of 2006.

     Due from Bradley Vilims, M.D., and Christopher Cenac, M.D. represents management fees due the Company from the physician’s respective practice.

(11)	Notes Payable

	Notes payable consists of the following at September 30, 2006 and December 31, 2005:

		2006	2005
	PSHS Beta Partners, Ltd.	$-	$1,305,284
	Gary J. Lustgarten Profit Sharing Trust	-	271,934
	HBK Investments (a)	26,466,232	28,367,363
	Wells Fargo (b)	66,000	68,000
	CPM ASC acquisition promissory note (c)	7,446,127	-
		33,978,359	30,012,581
	Less current portion	11,066,000	3,883,012
	Total	$22,912,359	$26,129,569

     At September 30, 2006, the aggregate annual principal payments with respect to the obligations existing at that date as described above, are as follows:

Twelve Months Ending September 30:
2007	$11,066,000
2008	10,250,000
2009	14,000,000
Less unamortized discount	1,337,641
Total	$33,978,359

(a)	Note payable to HBK Investments due on May 10, 2009. Interest is either LIBOR + 7.25% or Prime + 4.5% at the discretion of the Company. The interest currently 12.5%. Interest payments are due monthly with quarterly principal repayments beginning on April 1, 2006. Certain mandatory prepayments must be made upon the occurrence of any sale or disposition of property or assets, upon the receipt of any extraordinary receipts, and upon issuance of any indebtedness other than indebtedness permitted by the agreement, including equipment leases and notes. The agreement requires compliance with various financial and nonfinancial covenants for the Company starting in the second quarter of 2005. The primary financial covenants pertain to, among other things, minimum EBITDA, minimum Free Cash Flow, Leverage ratio, and Market Capitalization. The Company for the third quarter ended September 30, 2006 is in violation of five sections of the agreement. The Company failed to meet certain ongoing covenants in the loan agreement, including the EBITDA and trailing twelve month free cash flow covenants for the quarter ended September 30, 2006. On May 2, 2006, June 20, 2006, August 9, 2006 and November 8, 2006 we entered into letter agreements with the lenders under the credit facility in consideration for which we paid $300,000, $150,000, $100,000 and $150,000 in waiver fees, respectively, to the lenders. The Face value of the Note is $27,750,000 with unamortized discount of $1,283,768. The total amount amortized to interest expense for the nine months ended September 30, 2006 was $393,982.

(b)	Line of credit payable to Wells Fargo for equipment at The Centeno Clinic. Due on January 25, 2007 with Prime + 2% interest is payable monthly. The unused portion of the credit line is $84,000. The line of credit is secured by property for use at the practice.
(c)	Note payable for acquisition of CPM ASC, LLC, due on January 3, 2007 with a stated interest rate of 3.45%. Interest is imputed at 6.75% over the period. The face value is $7,500,000 with unamortized discount of $53,873. The total amount amortized to interest expense for the nine months ended September 30, 2006 was $161,613. The note is secured by the Company’s interest in PainCare Surgery Centers III, Inc. The Company’s carrying amount of the partnership is $15,045,403.

(12) Convertible Debentures

	September 30,	December 31,
	2006	2005

Midsummer/Islandia (a)	$ 8,303,500	$ 8,519,131
Midsummer (b)	1,363,678	1,133,877
Midsummer/Islandia (c)	2,324,855	-

	$ 11,992,033	$ 9,653,008

Less current installments	-	8,519,131

	$ 11,992,033	$ 1,133,877

Maturities of long term debt for the 12 months ending
September 30, are as follows:
2007	$ -
2008	-
2009	13,455,160
2010	-
Less unamortized discount	1,463,127
Total	$ 11,992,033

(a)	Convertible debenture to Midsummer Investment Ltd. in the original amount of $5,000,000 and Islandia, LP in the original amount of $5,000,000. The Company combines these debentures since they are of identical terms. On July 1, 2004, Midsummer Investment, Ltd. converted $1,044,840 of their debenture into 400,000 Company shares. Their face value is currently $3,955,160. The Islandia, LP debenture has a face value currently of $5,000,000. These two debentures were completed on the same date of December 17, 2003 with an original maturity date of December 17, 2006. On August 2, 2006 the Company extended the term of these debentures to August 2, 2009. The extension did not change the face value or the interest rate. The stated interest rate is 7.5%. The interest expense for the nine months ending September 30, 2006 was $1,497,616. The interest expense for the three months ending September 30, 2006 was $563,907. The debentures are convertible into common stock of the Company at the price of $1.90 per share. The Company has the right to pay the interest in common stock providing certain equity conditions are met. The equity conditions must all be met for the twenty trading days preceding the interest payment date. Interest only is payable quarterly. During the nine months ending September 30, 2006 the Company paid $196,050 in interest due on March 1, 2006 in the Company's common stock. All subsequent payments have been in cash because not all of the equity conditions have been met. As of September 30, 2006 the Company does not meet the equity requirements and is required to make payments in cash. There are no assets pledged as collateral, sinking fund requirements, or restrictive covenants associated with these debentures. The amount of amortized discount accreted to interest expense in the nine months and three months ending September 30, 2006 was $1,161,797 and $454,174, respectively. The September 30, 2006 unamortized discount balance is $651,660.

(b)	Convertible debenture to Midsummer Investment Ltd. in the face amount of $1,500,000. The debenture was completed on July 1, 2004 with an original maturity date of June 30, 2007. On August 2, 2006 the Company extended the term of this debentures to August 2, 2009. The extension did not change the face value or the interest rate. The stated interest rate is 7.5%. The interest expense for the nine months ending September 30, 2006 was $247,178. The interest expense for the three months ending September 30, 2006 was $71,504. The debentures are convertible into common stock of the Company at the price of $1.90 per share. The Company has the right to pay the interest in common stock providing certain equity conditions are met. The equity conditions must all be met for the twenty trading days preceding the interest payment date. Interest only is payable quarterly. During the nine months ending September 30, 2006 the Company paid $28,125 in interest due on March 1, 2006 in the Company's common stock. All subsequent payments have been in cash because not all of the equity conditions have been met. As of September 30, 2006 the company does not meet the equity requirements and is required to make payments in cash. There are no assets pledged as collateral, sinking fund requirements, or restrictive covenants associated with these debentures. The amount of amortized discount accreted to interest expense in the nine months and three months ending September 30, 2006 was $190,928 and $43,379, respectively. The September 30, 2006 unamortized discount balance is $136,322.

(c)	Convertible debenture to Midsummer Investment Ltd. with a face value of $1,500,000 and Islandia, LP with a face value of $1,500,000. The Company combines these debentures since they are of identical terms. These two debentures were completed on the same date of August 2, 2006 with an original maturity date of August 2, 2009. The stated interest rate is 8.5%. The interest expense for the nine months ending September 30, 2006 was $57,297. The interest expense for the three months ending September 30, 2006 was $57,297. The debentures are convertible into common stock of the Company at the price of $1.90 per share. The Company has the right to pay the interest in common stock providing certain equity conditions are met. The equity conditions must all be met for the twenty trading days preceding the interest payment date. Interest only is payable quarterly beginning on October 1, 2006. As of September 30, 2006 the company does not meet the equity requirements and is required to make payments in cash.

There are no assets pledged as collateral, sinking fund requirements, or restrictive covenants associated with these debentures. The amount of amortized discount accreted to interest expense in the nine months and three months ending September 30, 2006 was $14,797 and $14,797, respectively. The September 30, 2006 unamortized discount balance is $675,145.

Pursuant to the Subscription Agreement the common shares granted to the holders were part of the August 2, 2006 financing and as consideration for the extension of the December 17, 2003 and July 1, 2004 financings. The 500,000 common shares issued in conjunction with this financing have been allocated at the fair value on the issue date. The Company has allocated approximately 50% of the value to the August 2, 2006 financing with the balance allocated ratably between the other two based on a percentage of total debt. The table below provides the allocation amount for each financing agreement:

Allocation	Amount
Financing Date:
Midsummer August 2006	$490,000
Midsummer December 2003	427,217
Midsummer June 2004	62,783
Total proceeds	$980,000

In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company performed an analysis to determine if the extension of the maturity date caused an extinguishment of debt. The Company has determined there is no extinguishment. Since the restricted stock is considered a fee to the creditor and the modification does not result in an extinguishment, then the restricted stock is amortized as a deferred financing cost over the term of the modified debt instrument. As noted in the table above $427,217 and $62,783 for the December 17, 2003 and June 30, 2003 financings, respectively, will be accreted to interest expense over the thirty-six month term of the extension.

As discussed in the preceding paragraph, the Company has allocated $490,000 to the August 2, 2006 financing. This amount also is included as a debt discount and will be accreted to interest expense over the term of the convertible debenture.

The following tabular presentation reflects the allocation of the proceeds on the August 2, 2006 financing for both the default put option and the restricted common shares issued:

Holder	Midsummer
Financing Date	August 2006
Allocation:
Default put option	$104,250
Common shares	490,000
Debt instrument	2,405,750
Total proceeds	$3,000,000

(13) Recent Accounting Pronouncements

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

     In September 2006, the Financial Accounting Standards Board issued FASB No. 157, “Fair Value Measurements.” FAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. The Standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. FAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of FAS 157 are effective for the Company in the first quarter 2008. The Company expects no significant impact from adopting the Standard.

     In September 2006, the Financial Accounting Standards Board issued FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” FAS 158 focuses primarily on balance sheet reporting for the funded status of benefit plans and requires recognition of benefit liabilities for under-funded plans and benefit assets for over funded plans, with offsetting impacts to shareholders equity. Non of the changes prescribed by FAS 158 will impact the Company’s results of operations or cash flows.

(14) Stock-Based Compensation

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

     The pro forma effect for the three and nine months ended September 30, 2005 period is as follows (as restated) and has been disclosed to be consistent with prior accounting rules:

	For the three months ended September 30, 2005	For nine months ended September 30, 2005

Net income(loss), as reported	$9,368,869	$(7,283,935)
Stock-based employee compensation included in reported net income (loss), net of tax	3,144,778	4,041,518
Stock-based employee compensation expense as determined under the fair value method for all awards, net of tax	(847,724)	(1,502,559)
Stock-based compensation expense as determined under the fair value method for all awards, net of tax
Net income(loss), pro forma	$11,665,923	$(4,744,976)
Earnings per share:
Basic – as reported	$0.18	$(0.15)
Basic – pro forma	$0.22	$(0.10)
Diluted – as reported	$0.15	$(0.15)
Diluted – pro forma	$0.18	$(0.10)

     The fair value concepts were not changed significantly in SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using the Black-Scholes valuation model and has elected to use the ratable method to amortize non-cash stock option compensation expense over the vesting period of the grant.

The fair value of each option granted was estimated using the following assumptions as for September 30:

	2006	2005
Risk-free interest rate	4.85%	3.97%
Epected life	2.50 years	2.70 years
Volatility	54.57%	48.90%
Dividend Yield	0.00%	0.00%

     Total amortization of non-cash stock option compensation expense for the three months ended September 30, 2006 related to unvested stock options amounted to $342,317 and for the nine months ended September 30, 2006 amounted to $1,524,332 and is included in general and administrative expenses in the consolidated statement of operations.

     Included in the expense is $760,912 of compensation expense related to accelerations of stock options that occurred in the nine months ended September 30, 2006. During the three months ended September 30, 2006 and 2005, the Company granted 180,000 and 645,000 options, respectively, to employees and directors at their fair value on the grant date. The options granted during the three months ended September 30, 2006 had a weighted average exercise price of $1.46 per share.

(15) Subsequent Events

     On October 2, 2006, the Company filed an amended December 31, 2005 Form 10-K/A in response to the comment letter received from the Securities Exchange Commission (“SEC”) dated July 26, 2006. The comment letter primarily focused on Note 2: Restatement and Reclassification of Previously Issued Financial Statements which the SEC determined needed further clarification. Numerous tables were inserted in the amended Note 2 to provide the requested further clarification.

     On October 13, 2006, the Company entered into a Letter Agreement with HBK Investments L.P. (the "Agent"), HBK Master Fund L.P., ("HBK-MF") and Del Mar Master Fund Ltd. ("Del Mar," and together with HBK-MF the "Lenders") pursuant to which the Agent and the Lenders agreed to extend from October 15, 2006 until November 15, 2006, the Company's obligation, as set forth in that certain Letter Agreement between the Company, the Agent and the Lenders, dated August 9, 2006, to cause the financial covenants in Section 7.18 of the Loan Agreement between the parties, dated May 11, 2005 (as amended), to be amended in a manner satisfactory to the Agent and the Lenders in their sole and absolute discretion.

     On October 19, 2006, the Company issued a press release regarding its financial restructuring plan providing for the sale of the Company's interests in its ambulatory surgery centers. Management believes that the proceeds of the proposed sale(s) are expected to yield sufficient cash to materially reduce or retire in full the Company's prevailing debt obligations On October 19, 2006, the Company received an additional SEC comment letter which again raised issues in connection with the December 31, 2005 Form 10-K. The SEC had a comment related to the accounting for intangible assets in connection with its acquisitions and recording of acquisitions. The comments principally ask the Company to provide additional information to the SEC and to make additional disclosures in its Form 10-K on a prospective basis. The Company intends to respond to the SEC’s comment letter as soon as practicable.

     On October 26, 2006, the Company announced it will form a new wholly-owned subsidiary to be named Integrated Pain Solutions (IPS). Leveraging the Company’s centralized and specialized knowledge base of advanced pain diagnostics, interventional pain management and functional restoration procedures and solutions, IPS will develop, administer and track the outcome of proprietary, evidenced-based, clinical pathways for the management of acute or chronic pain. This new wholly-owned subsidiary is anticipated to commence operations late in the first quarter of 2007.

      On November 8, 2006, the Company entered into a Letter Agreement with HBK Investments L.P. (the "Agent"), HBK Master Fund L.P., ("HBK-MF") and Del Mar Master Fund Ltd. ("Del Mar," and together with HBK-MF the "Lenders") pursuant to which the Agent and the Lenders agreed to extend from November 15, 2006 until December 1, 2006, the Company's obligation, as set forth in that certain Letter Agreement between the Company, the Agent and the Lenders to cause the financial covenants in Section 7.18 of the Loan Agreement between the parties, dated May 10, 2005 (as amended), to be amended in a manner satisfactory to the Agent and the Lenders in their sole and absolute discretion.

     In addition, the Letter Agreement dated November 8, 2006 states the Company failed to meet their minimum EBITDA for the quarter ended September 30, 2006 as required by Section 7.18(a)(i) and failed to attain the required minimum free cash flow for the quarter ended September 30, 2006 as required by Section 7.18(a)(ii) (collectively the "Designated Events of Default".) Due to the default, on November 8, 2006, the Company paid $150,000 in a waiver fee.

(16) Litigation

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

     On March 21, 2006, Roy Thomas Mould filed a complaint under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, as well as the Company’s chief executive officer and chief financial officer, before the United States District Court for the Middle District of Florida. The complaint is entitled Mould v. PainCare Holdings, Inc., et al. , Case No. 06-CV-00362-JA-DAB. Mr. Mould alleges material misrepresentations and omissions in connection with the Company’s financial statements which appear to relate principally to the Company’s previously announced intention to restate certain past financial statements. Mr. Mould seeks unspecified damages and purports to represent a class of shareholders who purchased the Company’s common stock from August 27, 2002 to March 15, 2006. Ten additional complaints were filed shortly afterward before the same court which recite similar allegations. (Collectively, these cases will be referred to as the “Securities Litigation.”) To allow for the selection of a lead plantiff(s) and counsel, and the consolidation of the individual class action complaints, plaintiffs and defendants have agreed that a response to the individual complaints is not required until after a consolidated complaint has been filed. The Company cannot predict the outcome of the Securities Litigation, but believes that the allegations lack merit and will vigorously defend against them. Plaintiffs have filed a consolidated class action complaint and all defendants have moved to dismiss for failure to state a claim under the federal securities laws. Plaintiffs and defendants are presently submitting briefs on the issues. The court may or may not hold a hearing before ruling. The Company cannot speculate on whether the motion to dismiss will be successful.

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

     Following extensive negotiations, the derivative action, along with the two derivative demands, have been provisionally settled subject to court approval. No damages will be paid by the Company or any of the defendants in conjunction with the settlement. The specific terms of the settlement and the procedures used to obtain court approval will be outlined in a separate announcement to all shareholders.

     Except for the above matters, neither we nor any of our subsidiaries or managed practices are a party to any other legal action or proceeding which we believe could have a material adverse effect on our business, financial condition or results of operation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be reading in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to PainCare Holdings, Inc. and its subsidiaries and should be read in conjunction with our consolidated financial statements included under Part 1, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q, and our consolidated financial statements for the year ended December 31, 2005 as filed on October 2, 2006 in our amended Form 10-K/A (“2005 Form 10-K”). As used in this report, the terms “PainCare,” “we,” “us,” and the “Company” refer to PainCare Holdings, Inc. and its subsidiaries unless otherwise stated or indicated by context.

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

     This MD&A is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial position and results of operations of PainCare as a whole.

Executive Overview

     We are a health care services company focused on the treatment of pain. We have relationships with 64 physician practices and surgery centers. Our growth strategy is to enter into management agreements with profitable, established physician practices and expand the range of services they offer. Because we have acquired either the non-medical assets or the entire practice of 25 practices since December 1, 2000, and because our growth strategy involves acquiring additional physician practices, our historical results are not necessarily indicative of results to be expressed from any future period. Our company was formed in February 1997 and was acquired by HelpMate Robotics, Inc. in a merger in June 2002. Before the merger, the Company operated two pain management practices and HelpMate had sold its previous business. You should read the notes to our consolidated financial statements if you would like more information on our history.

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

     We currently have one owned practice primarily providing intraoperative monitoring services, four owned practices primarily providing surgery services, 16 managed practices primarily providing pain management services, four managed practices providing ancillary services, and 35 limited management services and equipment contracts. Advanced Orthopaedics of South Florida (AOSF) was converted to a managed surgery practice from an owned surgery practice.

     We had a number of acquisitions since we began our current business in 2000. The following table presents the changes in the number of practices we own and manage at December 31, 2005, 2004, 2003, 2002 and September 30, 2006.

	At December 31,				At September 30,
	2002	2003	2004	2005	2006
Owned physician practices	3	6	7	7	5
Managed physician practices	0	3	8	12	20
Limited Management service and equipment contracts	3	8	22	34	35

     We manage twenty practices, of which fourteen practices are located in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow us to manage the practice. Emerging Issues Task Force (“EITF”) No. 97-2 states that financial consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. In all cases but one, the management services agreement between PainCare and our managed practices satisfies each of the EITF issues. Except for one of our managed practices, we recognize all of the revenue and expenses of these practices in our consolidated financials in accordance with EITF No. 97-2. With respect to the one managed practice for which we do not recognize all of the revenue and expenses and in all of our limited managed practices, we recognize only the management fees earned and expenses incurred by us with respect to such practices.

Restatements

     The Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2000 through 2004 and all quarterly financial information for each of these years and the first three quarters of 2005 have been restated to give effect to the correction of certain errors that were discovered subsequent to December 31, 2005.

     As part of a periodic review by the Division of Corporation Finance of the SEC of our Annual Report on Form 10-KSB for the year ended December 31, 2004, we received and responded to a number of SEC staff comments. As of November 9, 2006 certain of the SEC comments remain unresolved and pertain to our method of accounting for (i) certain term notes, freestanding and embedded derivatives, and (ii) intangible assets acquired in connection with physician practice and surgery center acquisitions. On October 2, 2006, we filed the amended annual report 10-K/A for the year ended December 31, 2005. Subsequently, we received an additional SEC comment letter dated October 19, 2006 which raised issues in connection with the December 31, 2005 Form 10-K. The comments principally ask the Company to provide additional information to the SEC and to make additional disclosures in its Form 10-K on a prospective basis. The Company intends to respond to the SEC’s comment letter as soon as practicable.

     In order to resolve the foregoing comments we intend to continue to discuss relevant accounting issues with the SEC staff, to continue to file responses to the accounting comments which the SEC staff has provided to date, and to respond to any additional accounting comments which the SEC staff may provide. In addition, based upon our interpretation of the applicable accounting pronouncements, we have restated our consolidated financial statements for the years ended December 31, 2000 through 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

     Additional disclosure regarding the foregoing matters is set forth in our Current Report on Form 8-K filed with the SEC on March 15, 2006, and in our 2005 Form 10-K, as amended.

Results of Operations

     Set forth below is certain of our selected consolidated financial and operating information for the three and nine months ended September 30, 2006 and the comparable periods in 2005, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

		Three Months Ended
		September 30,
		2006	2005
Total revenues		$22,174,733	$20,863,660
Gross profit		15,809,282	17,584,339
Net income (loss)		(2,223,508)	9,368,869
Earnings per common share, basic		$(0.03)	$0.18
Earnings per common share, diluted		$(0.03)	$0.15
Weighted average common shares outstanding:
Basic		64,482,619	53,495,697
Diluted		64,482,619	65,020,702

		Nine Months Ended
		September 30,
		2006	2005
Total revenues	$	$ 69,074,519	$50,988,253
Gross profit		52,598,328	42,693,151
Net income (loss)		8,858,500	(7,283,935)
Earnings per common share, basic		$0.14	$(0.15)
Earnings per common share, diluted		$0.12	$(0.15)
Weighted average common shares outstanding:
Basic		64,040,150	49,859,872
Diluted		74,166,535	49,859,872

Comparison of the three months ended September 30, 2006 and 2005

     Total revenues increased to $22,174,733 for the three months ended September 30, 2006 from $20,863,660 for the comparable 2005 period, representing an increase of 6.3% . Operating income decreased to $666,613 for the three months ended September 30, 2006 from $12,160,679 for the comparable 2005 period. This decrease was primarily the result of a $5,241,297 benefit related to the accounting for variable stock option plan. There was a 9.3% decrease in revenues from practices acquired/managed prior to June 30, 2005 (“Same-Practices”). The decrease was primarily due to a $1.5 million change in the estimate of net realizable accounts receivable. Net revenue for Same-Practices on a year over year basis is reflected in the chart below.

	For the Three Months Ended September 30,

Same-Practices	2006	2005	% Decrease
Revenues	$12,473,423	$13,758,747	9.3%
New-Practices
Revenues	$9,504,699	$3,871,754	—

     Gross profit decreased to $15,809,282 for the three months ended September 30, 2006 from $17,584,339 for the comparable 2005 period, representing a decrease of 10.1% . This decrease is attributed to three additional medical staff in various practices.

     Operating expenses increased to $15,142,669 for the three months ended September 30, 2006 from $5,423,659 in the comparable 2005 period. The increase is primarily due to the non-cash benefit of $5,241,297 in 2005 related to accounting for our variable stock option plan. In addition, the corporate office increased staff count by three. In connection with the Company's common stock financing completed in January 2006, the Company had a registration obligation. The Company filed a registration statement for such securities. In the eent such registration was not declared effective by the Securities and Exchange Commission ("SEC") on or before August 2, 2006, holders of these securities are entitled to penalties for such failure to register until registration is declared effective by the SEC. The monthly penalty is a total of $93,456.

     Interest expense increased to $2,077,429 for the three months ended September 30, 2006 from $1,606,028 in the comparable 2005 period, representing an increase of 29.3% . This increase is primarily the result of $446,676 in incremental interest expense from the HBK Investments, L.P. credit facility since the full principal balance was outstanding during the quarter ended September 30, 2006 versus September 30, 2005.

     The provision for income taxes decreased to a benefit of $483,924 for the three months ended September 30, 2006 compared with a provision expense of $4,141,058 for the three months ended September 30, 2005. This decrease is primarily related to the permanent difference caused by the tax benefit related to the accounting for derivatives.

     As a result of the above changes, net loss was $2,223,508 for the three months ended September 30, 2006 compared with net income of $9,368,869 in the comparable 2005 period. This decrease is primarily due to the non-cash benefit of $5,241,297 in 2005 and a non-cash benefit of $3,143,397 in 2005 from variable options and derivative instruments related to our convertible debentures, respectively. There was no variable option benefit during 2006 and the derivate benefit was $8,558.

Comparison of the nine months ended September 30, 2006 and 2005

     Total revenues increased to $69,074,519 for the nine months ended September 30, 2006 from $50,988,253 for the comparable 2005 period, representing an increase of 35.5% . Operating income decreased to $7,104,711 for the nine months ended September 30, 2006 from $9,914,659 for the comparable 2005 period. The decrease was primarily due to a $1.5 million change in the estimate of net realizable accounts receivable. Net revenue for Same-Practices on a year over year basis is reflected in the chart below.

	For the Nine Months Ended September 30,
	2006	2005	% Increase
Same-Practices
Revenues	$ 40,121,310	$ 39,151,545	2.5%
New-Practices
Revenues	$ 27,235,511	$ 4,575,689	—

     Gross profit increased to $52,598,328 for the nine months ended September 30, 2006 from $42,693,151 for the comparable 2005 period, representing an increase of 23.2% . This increase is attributed to the six practices, three ambulatory surgical centers and intraoperative monitoring company interest acquired since September 30, 2005.

     Operating expenses increased to $45,493,617 for the nine months ended September 30, 2006 from $32,778,492 in the comparable 2005 period, representing an increase of 38.8% . The increase is primarily due to $2,535,337 in 2006 attributed to non-recurring accounting, legal, and consulting expenses related to our financial restatement, lawsuits and initial implementation of Sarbanes-Oxley compliance. In addition, the corporate office added eight additional employees.

     Interest expense increased to $6,105,344 for the nine months ended September 30, 2006 from $3,797,438 in the comparable 2005 period, representing an increase of 60.7% . This increase is primarily the result of $1,956,055 in interest expense from the HBK Investment, L.P. credit facility since the full principal balance was drawn during the entire period ending September 30, 2006 versus only part of the nine months ended September 30, 2005.

     The provision for income taxes decreased to $1,020,400 for the nine months ended September 30, 2006 compared to $3,155,996 for the nine months ended September 30, 2005. This decrease is primarily related to the permanent difference caused by the tax benefit related to the accounting for derivatives.

     As a result of the above changes, net income was $8,858,500 for the nine months ended September 30, 2006 compared with net loss of $7,283,935 in the comparable 2005 period. This increase is primarily due to the non-cash benefit of $10,501,509 in 2006 as compared to a non-cash expense of $10,103,349 in 2005 from derivative instruments related to our convertible debentures.

Liquidity and capital resources on September 30, 2006

     Cash amounted to $3,423,478 at September 30, 2006, compared to $21,836,682 as of September 30, 2005. The net cash provided by operations was $99,843 for the nine months ended September 30, 2006, compared to cash provided by operations of $4,025,460 in the comparable 2005 period. This net decrease in cash from operations is primarily due to non-recurring accounting, legal and consulting expenses related to our financial restatement, lawsuits, additional corporate staff and initial implementation of Sarbanes-Oxley compliance which were primarily related to the timing of cash payments to vendors.

     Cash used in investing activities was $18,880,052 for the nine months ended September 30, 2006 compared with a use of $28,251,202 in the comparable 2005 period. This decrease is primarily due to acquisitions and earn out payments during the nine months ended September 30, 2006.

     Cash used in financing activities was $509,478 for the nine months ended September 30, 2006 compared with cash provided of $26,961,584 in the comparable 2005 period. This decrease is primarily due to cash received from HBK Investments, Ltd. for the period during 2005.

     We have significant indebtedness, as described under “Convertible Debt” and “Other Debt.” We are obligated to make principal payments of $11,066,000 for the twelve months ending December 31, 2007, $10,250,000 for twelve months ending December 31, 2008 and $27,455,160 for the twelve months ending December 31, 2009. We may not be able to generate adequate cash flows from operations to pay the debt when it comes due. It will be necessary, in order to expand our business, consummate acquisitions and refinance indebtedness, to raise additional capital. No assurance can be given at this time that such funds will be available, or if available will be sufficient in the near term or that future funds will be sufficient to meet growth. In the event of such developments, attaining financing under such conditions may not be possible, or even if such funds are available, the terms on which such capital may be available, may not be commercially feasible or advantageous.

     The Company is also in the process of a financial restructuring plan providing for the sale of the Company’s interests in its ambulatory surgery centers. The proceeds of the proposed sale are expected to yield the Company sufficient cash to materially reduce or retire in full the Company’s prevailing debt obligations. The promissory note for the CPM ASC acquisition, as referenced in Note 10 in the accompanying September 30, 2006 financial statements, is due and payable on January 3, 2007. Acquisitions that have occurred over the past several years also have contingent payments to be made, assuming the earnings thresholds are fully met, in the first quarter of 2007. The Company believes selling our interest in the ambulatory surgery centers will provide us the ability to meet these short term liquidity needs. Additionally, the proceeds are expected to provide the Company the ability to finance certain growth opportunities as presented. The long term objective is to reduce the Company’s debt with this non-dilutive financing option. After the sale(s) are complete, the balance sheet will reflect a significant reduction in long term debt that would potentially reduce the interest expense associated with the notes payable.

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

     On August 2, 2006, the Company completed a private placement of 8.5% convertible debentures in the principal amount of $3.0 million with Midsummer Investments Ltd. and Islandia, L.P. The 8.5% Convertible Debentures are due August 2, 2009 and are convertible into shares of the Company’s common stock at an initial price of $1.90 per share at the holder’s option. Interest on the 8.5% Convertible Debentures is payable in quarterly installments commencing on October 1, 2006. Subject to the satisfaction of certain conditions, the Company has the right to redeem the 8.5% Convertible Debentures at any time after the two years from issuance, to make certain redemption payments in shares of the Company’s common stock, and to make interest payments in shares of the Company’s common stock.

     Concurrently with the August 2, 2006 financing, the Company, Midsummer, and Islandia entered into an amendment agreement pursuant to which the due dates on the $10 million and $1.5 million Convertible Debentures were extended until August 2, 2009. The Company issued the two debenture holders 500,000 shares of the Company’s common stock in connection with the financing and the due date extension.

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

     This financing included contractual provisions through the Subscription Agreement that extend a right to the holder to accelerate and cash penalize the Company upon the occurrence of certain contingent events that are not within the control of the Company which created a derivative (Default put option). The Subscription Agreement also provides that the Company will be explicitly cash penalized for monetary market opportunity losses incurred by the holder caused by non delivery of common securities upon conversion of debt. This net-cash settlement (buy-in put) penalty possesses all conditions of a derivative. In these instances, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, requires allocation of the proceeds between the host instrument and the derivative elements carried at their fair values. The Company, however, is in control of delivering shares and would most likely do so to avoid a penalty associated with the buy-in put. We have therefore allocated no value to the buy-in put.

     Pursuant to the Subscription Agreement, the common shares granted to the holders were part of the August 2, 2006 financing and as consideration for the extension of the December 17, 2003 and July 1, 2004 financings. The 500,000 common shares issued in conjunction with this financing have been allocated at the fair value on the issue date. The Company has allocated approximately 50% of the value to the August 2, 2006 financing with the balance allocated ratably between the other two based on a percentage of total debt. The table below provides the allocation amount for each financing agreement:

Allocation	Amount
Financing Date:
Midsummer August 2006	$490,000
Midsummer December 2003	427,217
Midsummer June 2004	62,783
Total proceeds	$980,000

     In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company performed an analysis to determine if the extension of the maturity date caused an extinguishment of debt. The Company has determined there is no extinguishment. Since the restricted stock is considered a fee to the creditor and the modification does not result in an extinguishment, then the restricted stock is amortized as a deferred financing cost over the term of the modified debt instrument. As noted in the table above $427,217 and $62,783 for the December 17, 2003 and June 30, 2003 financings, respectively, will be accreted to interest expense over the thirty-six month term of the extension.

     As discussed in the preceding paragraph, the Company has allocated $490,000 to the August 2, 2006 financing. This amount also is included as a debt discount and will be accreted to interest expense over the term of the convertible debenture.

     The following tabular presentation reflects the allocation of the proceeds on the August 2, 2006 financing for both the default put option and the restricted common shares issued:

Holder Financing Date	Midsummer August 2006
Allocation:
Default put option	$104,250
Common shares	490,000
Debt instrument	2,405,750
Total proceeds	$3,000,000

     The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2006 and December 31, 2005:

Liabilities:	2006	2005
Embedded derivative instruments	$95,692	$6,351,194
Freestanding derivatives (warrants)	-	6,601,261
	$95,692	$12,952,455

     The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed:

Common shares indexed:	2006	2005
Embedded derivative instruments	1,578,947	5,502,716
Warrants	-	2,593,316
	1,578,947	8,096,032

     The following tabular presentation reflects the income (expense) associated with adjustments recorded to reflect the aforementioned derivatives at fair value:

Income (expense):	2006	2005
Embedded derivative instruments	$8,558	$(6,579,253)
Warrants	-	(127,729)
Other warrants	-	(348,520)
	$8,558	$(7,055,502)

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

     The default put option is valued using a probability weighted cash flows technique where the Company considers all events that would trigger the default put and probability weigthed such events over the term of the debt. The basis for the default put is the acceleration amount which is estimated to be the discount on a relative fair value basis. The Company has identified a lapse in effectiveness, a delisting of the common stock and share delivery event that would trigger the default put for purposes of the methodology.

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

The outstanding balance under the credit facility was $27,750,000 at September 30, 2006.

     On May 2, 2006, June 20, 2006, August 9, 2006 and November 8, 2006 we entered into letter agreements with the lenders under the credit facility pursuant to which the lenders waived certain historic breaches of the terms of the credit facility in consideration for which we paid $300,000, $150,000, $100,000 and $150,000 in waiver fees, respectively, to the lenders. The August 9, 2006 letter agreement further provides that the Company and the lenders must reach an agreement on or before October 15, 2006 with respect to modification of certain financial covenants set forth in the credit facility documents. On October 13, 2006 a letter agreement was received which extended the agreement date to November 15, 2006 with respect to modification of certain financial covenants set forth in the credit facility documents. On November 8, 2006 an additional letter agreement was received which extended the agreement date to December 1, 2006 with respect to modification of certain finanical covants set forth in the credit facility documents. Any failure to reach such an agreement will be an Event Default under the credit facility. Subsequent to the date of the letter agreements we may have failed to comply with certain covenants set forth in the credit facility. To date we have not received a notice letter from the lenders with respect to any breaches or defaults under the terms of the credit facility after the date of the most recent letter agreement.

A summary of our contractual obligations and commercial commitments at September 30, 2006 were as follows:

		Less than 1	1-3	3-5	5+
Contractual Obligations	Total	Year	Years	Years	Years
Long-term debt	$35,316,000	$11,066,000	$24,250,000	$-	$-
Convertible debentures	13,455,160	-	13,455,160	-	-
Capital leases	3,694,153	1,480,790	2,213,363	-	-
Operating leases	8,621,560	2,465,804	2,728,734	1,939,671	1,487,351
Acquisition consideration	49,059,084	21,279,750	27,779,334	-	-
Employment agreements	2,460,000	600,000	1,200,000	660,000	-
Total contractual obligations	$112,605,957

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

     Such forward-looking statements, which may include statements regarding our future financial performance or results of operations which are estimates based upon current information and involve a number of risks and uncertainties including, expected revenue growth, cash flow growth, future expenses, future operating margins and other future or expected performance. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

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

Interest Rate Risk

     We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of September 30, 2006, we had $27.75 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at a rate of either LIBOR plus 7.25% or prime plus 4.25%, with a term of 48 months. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 12.4% per annum for the three months ended September 30, 2006 would correspondingly decrease our pre-tax earnings and operating cash flows by approximately $86,025.

Intangible Asset Risk

     We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at September 30, 2006 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

•	Inadequate segregation of duties in the field locations;

•	Inadequate controls to timely identify, analyze, record, and properly disclose all transactions with related parties;

•	Inadequate controls over operating knowledge or training, adequate backup and security of certain critical financial systems;

•	Inadequate controls over the timeliness and accuracy of the monthly close process; and

•	Inadequate technical expertise with respect to income tax accounting and tax compliance to effectively oversee these areas.

     Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting as of December 31, 2005 have not yet been remediated, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were not effective as of September 30, 2006. To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

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

     On March 21, 2006, Roy Thomas Mould filed a complaint under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, as well as the Company’s chief executive officer and chief financial officer, before the United States District Court for the Middle District of Florida. The complaint is entitled Mould v. PainCare Holdings, Inc., et al. , Case No. 06-CV-00362-JA-DAB. Mr. Mould alleges material misrepresentations and omissions in connection with the Company’s financial statements which appear to relate principally to the Company’s previously announced intention to restate certain past financial statements. Mr. Mould seeks unspecified damages and purports to represent a class of shareholders who purchased the Company’s common stock from August 27, 2002 to March 15, 2006. Ten additional complaints were filed shortly afterward before the same court which recite similar allegations. (Collectively, these cases will be referred to as the “Securities Litigation.”) To allow for the selection of a lead plantiff(s) and counsel, and the consolidation of the individual class action complaints, plaintiffs and defendants have agreed that a response to the individual complaints is not required until after a consolidated complaint has been filed. The Company cannot predict the outcome of the Securities Litigation, but believes that the allegations lack merit and will vigorously defend against them. Plaintiffs have filed a consolidated class action complaint and all defendants have moved to dismiss for failure to state a claim under the federal securities laws. Plaintiffs and defendants are presently submitting briefs on the issues. The court may or may not hold a hearing before ruling. The Company cannot speculate on whether the motion to dismiss will be successful.

     On April 7, 2006, Kenneth R. Cope filed a derivative complaint against the directors of the Company before the United States District Court for the Middle District of Florida. The complaint is entitled Cope v. Reuter, et al., Case No. 06-CV-00449-JA-DAB. Mr. Cope alleges that the directors breached their fiduciary duties by failing to supervise and manage the operations of the company, among other claims. Mr. Cope’s complaint appears to relate principally to the Company’s previously announced intention to restate certain past financial statements; Mr. Cope also recites many of the same allegations contained in the Securities Litigation. (This litigation is referred to as the “Derivative Action.”) Mr. Cope seeks unspecified damages from the directors on behalf of the Company. The Company’s management cannot predict the outcome of the Derivative Action, but believes that the allegations lack merit.

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

     Following extensive negotiations, the derivative action, along with the two derivative demands, have been provisionally settled subject to court approval. No damages will be paid by the Company or any of the defendants in conjunction with the settlement. The specific terms of the settlement and the procedures used to obtain court approval will be outlined in a separate announcement to all shareholders.

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

     As part of a periodic review by the Division of Corporation Finance of the SEC of our Annual Report on Form 10-KSB for the year ended December 31, 2004, we received and responded to a number of SEC staff comments. As of November 9, 2006 certain of the SEC comments remain unresolved and pertain to our method of accounting for (i) certain term notes, freestanding and embedded derivatives, and (ii) intangible assets acquired in connection with physician practice and surgery center acquisitions. On October 2, 2006, we filed the amended annual report 10-K/A for the year ended December 31, 2005. Subsequently, we received an additional SEC comment letter dated October 19, 2006 which raised issues in connection with the December 31, 2005 Form 10-K. The comments principally ask the Company to provide additional information to the SEC and to make additional disclosures in its Form 10-K on a prospective basis. The Company intends to respond to the SEC’s comment letter as soon as practicable.

     In order to resolve the foregoing comments we intend to continue to discuss relevant accounting issues with the SEC staff, to continue to file responses to the accounting comments which the SEC staff has provided to date, and to respond to any additional accounting comments which the SEC staff may provide. In addition, based upon our interpretation of the applicable accounting pronouncements, we have restated our consolidated financial statements for the years ended December 31, 2000 through 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

     Additional disclosure regarding the foregoing matters is set forth in our Current Report on Form 8-K filed with the SEC on March 15, 2006, and in our 2005 Form 10-K, as amended.

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

     We have become aware of eleven putative lawsuits and one derivative action filed against us and certain of our officers and directors. Following extensive negotiations, the derivative action, along with the two derivative demands, have been provisionally settled subject to court approval. No damages will be paid by the Company or any of the defendants in conjunction with the settlement. The specific terms of the settlement and the procedures used to obtain court approval will be outlined in a separate announcement to all shareholders.

     We understand that the putative lawsuits arose in connection with our determination to restate certain of our historical financial statements. We believe that the lawsuits lack merit and we have engaged the law firm of McDermott Will & Emery, LLP to vigorously defend against such allegations and claims. There can be no assurance at this time how the lawsuits in question will ultimately be resolved, or the impact, if any, such resolutions will have on our operations and/or financial condition.

We may need to negotiate a waiver letter with respect to our senior credit facility.

     On May 2, 2006, June 20, 2006, August 9, 2006 and November 8, 2006 we entered into letter agreements with the lenders under our $30 million senior credit facility pursuant to which the lenders waived certain historic breaches of the terms of the credit facility in consideration for which we paid $300,000, $150,000, $100,000 and $150,000 in waiver fees, respectively, to the lenders.

     On October 13, 2006, the Company entered into a Letter Agreement with HBK Investments L.P. (the "Agent"), HBK Master Fund L.P., ("HBK-MF") and Del Mar Master Fund Ltd. ("Del Mar," and together with HBK-MF the "Lenders") pursuant to which the Agent and the Lenders agreed to extend from October 15, 2006 until November 15, 2006, the Company's obligation, as set forth in that certain Letter Agreement between the Company, the Agent and the Lenders, dated August 9, 2006, to cause the financial covenants in Section 7.18 of the Loan Agreement between the parties, dated May 11, 2005 (as amended), to be amended in a manner satisfactory to the Agent and the Lenders in their sole and absolute discretion.

     On November 8, 2006, the Company entered into a Letter Agreement with HBK Investments L.P. (the "Agent"), HBK Master Fund L.P., ("HBK-MF") and Del Mar Master Fund Ltd. ("Del Mar," and together with HBK-MF the "Lenders") pursuant to which the Agent and the Lenders agreed to extend from November 15, 2006 until December 1, 2006, the Company's obligation, as set forth in that certain Letter Agreement between the Company, the Agent and the Lenders to cause the financial covenants in Section 7.18 of the Loan Agreement between the parties, dated May 10, 2005 (as amended), to be amended in a manner satisfactory to the Agent and the Lenders in their sole and absolute discretion.

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

     As a result of the material weaknesses, management concluded that our disclosure controls and procedures and our internal controls over financial reporting as of December 31, 2005, the end of our most recent fiscal year, were not effective. Management has concluded that our disclosure controls and procedures remain not effective as of September 30, 2006.

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

     We have acquired or entered into general management agreements with 20 physician practices and 9 ambulatory surgery centers since 2002 and we intend to pursue additional acquisitions and management relationships. Our future success will depend on our ability to identify and complete acquisitions and integrate the acquired businesses with our existing operations. Our growth strategy will result in significant additional demands on our infrastructure, and will place a significant strain on our management, administrative, operational, financial and technical resources, and increase demands on our systems and controls. Our growth strategy involves numerous risks, including, but not limited to:

  the possibility that we are not able to identify suitable acquisition candidates or consummate acquisitions possible decreases in capital resources or dilution to existing difficulties and expenses incurred in connection with an acquisition;
  the difficulties of operating an acquired business;
  the diversion of management’s attention from other business concerns;
  a limited ability to predict future operating results of acquired practices;
  the potential loss of key physicians, employees and patients of an acquired

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

Our expected growth and value may not be realized.

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

     We will need to raise additional capital in order to acquire, integrate, develop, operate and expand our affiliated physician practices. We may finance future acquisition and development projects through debt or equity financings and may use shares of our capital stock for all or a portion of the consideration to be paid in acquisitions. To the extent that we undertake these financings or use capital stock as consideration, our stockholders may, in the future, experience significant ownership dilution. To the extent we incur indebtedness, we may have significant interest expense and may be subject to covenants in the related debt agreements that affect the conduct of our business. We have convertible notes and debentures outstanding that have anti-dilution rights and limitations on incurring additional indebtedness that could limit our ability to obtain financing on favorable terms, or at all. We have notes due within the next twelve months totaling $7,619,873, including principal and interest. In addition, we are obligated to make debt principal payments of $3,500,000 over the next twelve months.

     The Company is also in the process of a financial restructuring plan providing for the sale of the Company’s interests in its ambulatory surgery centers. The proceeds of the proposed sale are expected to yield the Company sufficient cash to materially reduce or retire in full the Company’s prevailing debt obligations. The promissory note for the CPM ASC acquisition, as referenced in Note 10 in the accompanying September 30, 2006 financial statements, is due and payable on January 3, 2007. Acquisitions that have occurred over the past several years also have contingent payments to be made, assuming the earnings thresholds are fully met, in the first quarter of 2007. The Company believes selling our interest in the ambulatory surgery centers will provide us the ability to meet these short term liquidity needs. Additionally, the proceeds are expected to provide the Company the ability to finance certain growth opportunities as presented. The long term objective is to reduce the Company’s debt with this non-dilutive financing option. After the sale(s) are complete, the balance sheet will reflect a significant reduction in long term debt that would potentially reduce the interest expense associated with the notes payable.

     We can give no assurances that we will be able to obtain financing necessary for our acquisition and development strategy or that, if available, the financing will be on terms acceptable to us. If we do not have sufficient capital resources, our growth could be limited and our operations impaired.

There has been a lack of profitable operations in recent periods.

     For the years ended December 31, 2005, 2004 and 2003, net loss was ($5,339,378), $(1,501,482) and ($11,482,843), respectively. In addition, the third quarter ended September 30, 2006 had a net loss of $(2,223,508).We expect to increase our spending significantly as we continue to expand our service offerings and commercialization activities. As a result, we will need to generate significant revenues in order to continue to grow our business and become profitable.

A significant portion of our assets consists of goodwill and other intangible assets and any impairment, reduction, or elimination of these intangible assets could hurt our results of operations.

     As of September 30, 2006, we had an intangible asset, net goodwill, of approximately $144 million, which constituted 69.6% of our total assets. The net goodwill reflects the amount we pay for our acquired practices in excess of the fair value of other identifiable intangible and tangible assets. Our net goodwill will increase in the future as a result of our acquisitions as we pay the contingent purchase price for the acquisitions according to the terms of the respective purchase agreements. In addition, we expect to acquire additional goodwill in connection with future acquisitions. As prescribed by generally accepted accounting principles, we do not amortize goodwill; rather it is carried on our balance sheet until it is impaired. At least annually we test net goodwill for impairment. Any determination of impairment could require a significant reduction, or the elimination, of goodwill, which could hurt our results of operations. Also, the effect of a prolonged downturn in our business will be exacerbated by the impairment, and resulting write-down, of goodwill related to a reduction in the value of our acquired practices.

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

     Our 7.5% and 8.5% convertible debentures and our secured convertible term notes contain certain provisions and restrictions, which if violated, could result in the full principal amount, $13,455,160 as of September 30, 2006, together with interest and other amounts, becoming immediately due and payable in cash on such securities. If such an event occurred and if a holder of such securities demanded repayment, we might not have the cash resources to repay such indebtedness. The debentures have a term of three years, with interest payable quarterly. Subject to certain conditions, the quarterly interest payments on the debentures may be paid, at our option, in cash or additional shares of our common stock. Our secured convertible term notes are repayable in monthly installments of principal over the three year life of the notes. Subject to certain conditions, the monthly principal and interest payments on the notes may be paid, at our option, in cash or additional shares of common stock. If we made the payments on the debentures and notes in cash rather than additional shares of common stock, it would reduce the amount of cash available to fund operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following information sets forth certain information for all securities sold by the Company during the three months ended September 30, 2006 without registration under the Securities Act of 1933, as amended (the “Securities Act”).

     Between June 30, 2006 and September 30, 2006 a total of 150,000 common stock shares were issued representing the second of three earnout installments related to the acquisition of Georgia Pain Physicians, P.C.

     Between June 30, 2006 and September 30, 2006 a total of 116,667 common stock shares were issued representing the second of three earnout installments related to the acquisition of Benjamin Zolper, M.D., Inc.

     Between June 30, 2006 and September 30, 2006 a total of 250,000 common stock shares were issued to Midsummer Investments, Ltd. pursuant to a Securities Purchase Agreement dated August 2, 2006.

     Between June 30, 2006 and September 30, 2006 a total of 250,000 common stock shares were issued to Islandia, LP pursuant to a Securities Purchase Agreement dated August 2, 2006.

     Between June 30, 2006 and September 30, 2006 a total of 240,000 common stock shares were issued representing the second of three earnout installments related to the acquisition of Rick Taylor, D.O., P.A.

     Between June 30, 2006 and September 30, 2006 a total of 234,000 common stock shares were issued representing the second of three earnout installments related to the acquisition of Dynamic Rehabilitation Centers, Inc.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description
10.1	Securities Purchase Agreement dated August 2, 2006(1)
10.2	Amendment Number Two to Loan and Security Agreement dated August 2, 2006(1)
10.3	Amendment Agreement dated August 2, 2006(1)
31.1	Certification of Chief Executive Officer of PainCare Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the
Securities Exchange Act of 1934.
31.2	Certification of Chief Financial and Accounting Officer of PainCare Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-
14(a) of the Securities Exchange Act of 1934.
32.1	Certifications of Chief Executive Officer and Chief Financial and Accounting Officer of PainCare Holdings, Inc.
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC with the Company’s Form 8-K on August 7, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PainCare Holdings, Inc.
Date: November 9, 2006	/s/ Randy A. Lubinsky
Randy A. Lubinsky
Chief Executive Officer
Date: November 9, 2006	/s/ Mark Szporka
Mark Szporka
Chief Financial & Accounting Officer