Form 10-K/A
period 2005-12-31
PAINCARE HOLDINGS INC
filed 2006-12-20
CIK 1003472

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2
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
NONE

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑.

Indicate by checkmark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of (“accelerated filer and large accelerated filer”), an accelerated filer, or a non-accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☑ Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the American Stock Exchange on May 26, 2006 was approximately $91.0 million.

As of May 26,2006 the number of common shares outstanding was: 64,050,365.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

     PainCare Holdings, Inc. (the "Company") is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 10-K"), which was originally filed on June 1, 2006 and was amended by Amendment No. 1 on October 2, 2006. As a part of a review by the Division of Corporation Finance of the SEC of our Annual Report on Form 10-K for the year ended December 31, 2005 we have received and responded to the various SEC staff comments. The purpose of this Amendment No. 2 to Form 10-K is to expand certain disclosures based on the SEC request which primarily expands our disclosure regarding the restatements as described in Note 2 of the Company's Consolidated Financial Statements for the twelve months ended December 31, 2005. This was also the purpose of Amendment No. 1, which was filed in response to previously received SEC comments. As of December 20, 2006 we are waiting approval from the SEC of our responses to their comments related to further clarification to Note 2 to the Company's Consolidated Financial Statements.

     Amendment No. 1 and this Amendment No. 2 made changes to the originally filed Form 10-K in the following areas of the document: Item 7, Analysis of Financial Condition and Results of Operations for the Twelve Months Ended December 31, 2005 compared to Twelve Months Ended December 31, 2004 under Management's Discussion and Analysis of Financial Condition and Results of Operations to clarify compensation expense - variable options was included in general and administrative expenses; (ii) Item 7, Other Debt, under Management's Discussion and Analysis of Financial Condition and Results of Operations to include a table of contractual obligations; (iii) Note 2 to the Company's Consolidated Financial Statements to expand its disclosure regarding the restatements noted therein; (iv) Exhibit 31.1 and Exhibit 31.2, Certification of Chief Executive Officer and Chief Financial Officer provide language certifying officers' responsibility for maintaining internal control over financing reporting for the Company and the language stating the certifying officer has designed internal control over financial reporting as required under Item 308(a) and(b) of Regulation S-K.

     Amendment No. 1 and Amendment No. 2 did not result in a change in the Company's previously reported earnings shown in its Consolidated Statements of Operations or on any amounts previously reported in its Consolidated Balance Sheets. Further, this Amendment No. 2 does not reflect events occurring after the filing of Amendment No. 1 to the 2005 Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above.

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

TABLE OF CONTENTS
PART I
Item	1.	Business	1
Item	1 A.	Risk Factors	20
Item	1 B.	Unresolved Staff Comments	33
Item	2.	Properties	34
Item	3.	Legal Proceedings	35
Item	4.	Submission of Matters to a Vote of Security Holders	35
PART II
		Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Item	5.	Equity Securities	36
Item	6.	Selected Consolidated Financial Data	39
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item	8.	Financial Statements and Supplementary Data	47
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	48
Item	9A.	Controls and Procedures	48
Item	9B.	Other Information	51
PART III
Item	10.	Directors and Executive Officers of the Registrant	51
Item	11.	Executive Compensation	55
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
Item	13.	Certain Relationships and Related Transactions	63
Item	14.	Principal Accountant Fees and Services	63
PART IV
Item	15.	Exhibits and Financial Statement Schedules	64
SIGNATURES			66

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

We have relationships with 64 physician practices and ambulatory surgery centers. Through our subsidiaries, we operate three types of practice arrangements:

•	We employ licensed physicians in 7 practices which we own;
•	We have acquired the non-medical assets and we provide general management services to 14 physician practices;
•	We provide limited management services to 34 physician practices in areas such as in-house physical therapy, electrodiagnostic services and intra-articularjoint injection programs.

We have acquired and operate 9 outpatient surgery centers.

Business Strategy

Our objective is to become the leading provider of specialty pain care services in North America. To grow our practices, we intend to:

•	Focus on pain treatment. All of our operations to date have been specifically focused in the area of pain treatment. We intend to continue to focus on the treatment of pain through acquisition, management, and the provision of services to practices that serve the pain treatment market.
•	Deploy additional services to grow physician practices. We intend to enhance the capacity of our practices for organic growth by increasing the range of services offered by our practices. By deploying additional physicians and equipment, we can perform in-house those necessary procedures and services that would ordinarily be referred to other providers, which we believe can result in higher quality care and increased revenues to our practices.

•	Acquire profitable, well-established physician practices and surgery centers. We utilize a highly disciplined approach to evaluating acquisitions of additional practices and surgery centers. We have an extensive, multi- point due diligence evaluation process that we perform prior to acquisition, including such criteria as clinical quality, physician reputation, profitability and procedure and revenue growth rates. We intend to only acquire practices and surgery centers that we believe to be well-established with the capacity for future profitability and organic growth.
•	Utilize advanced medical technologies. Many of our physicians are thought leaders in their respective fields, and employ the latest clinical techniques and medical technologies for the treatment of pain. We intend to support the use of new technology in pain treatment through the deployment of additional specialized physicians who are familiar with these techniques and technologies and by providing the latest, state-of-the- art equipment. For example, we deploy MedX rehabilitation equipment to orthopedic rehabilitation facilities, which has demonstrated the ability to improve patient outcomes.
•	Develop additional services to enhance practice profitability. As the needs of our practices warrant we will develop additional programs to support their organic growth. For example, we may deploy imaging modalities such as mobile MRI equipment, or additional services such as in-office pharmaceutical dispensing, in order to provide a complete pain treatment program. In January 2005, we introduced a new program, called the Intra-Articular Joint Program, which is a nonsurgical treatment for knee pain and stiffness caused by osteoarthritis.

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

Recent Developments
Acquisitions

     Since our founding in 2000, we have completed twenty-one practice acquisitions, nine surgery center acquisitions and purchased a majority interest in one healthcare services company. The following acquisitions (all managed unless indicated otherwise) have been completed since January 1, 2005:

Effective
Name and Nature of Business	Date of Purchase	Purchase Price
Colorado Pain Specialists, PC., an interventional pain management practice located in Colorado	April 13, 2005	$2,125,000 in cash and 653,698 shares of common stock, plus contingent payments of up to $4,250,000 in cash and common stock if certain performance goals are met.
PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center., a fully accredited ambulatory surgical center located in Lake Worth, Florida	May 12, 2005	$6,930,940 in cash and 324,520 shares of common stock for a 67.5% ownership interest.
PSHS Beta Partners, Ltd. d/b/a Gables Surgical Center, a fully accredited ambulatory surgical center located in Miami, Florida	August 1, 2005	$3,282,304 in cash and 868,624 shares of common stock, plus promissory notes totaling $1,536,952, due one year from the closing date, for a 73% ownership interest.
Piedmont Center for Spinal Disorders, P.C., an orthopedic spine surgery practice located in Danville, Virginia	August 9, 2005	$1,000,000 in cash and 263,400 shares of PainCare’s common stock, plus contingent payments of up to $2,000,000 in cash and common stock if certain performance goals are met.

Floyd O. Ring, Jr., M.D., P.C., an pain management physician practice located in Denver, Colorado	October 3, 2005	$1,250,000 in cash and 349,162 shares of PainCare’s common stock, plus contingent payments of up to $2,500,000 in cash and common stock if certain performance goals are met.
Christopher J. Centeno, M.D., P.C. and Therapeutic Management, Inc., collectively doing business as The Centeno Clinic, a pain management physician practice located in Denver, Colorado.	October 14, 2005	$3,750,000 in cash and 1,132,931 shares of PainCare’s common stock, plus contingent payments of up to $7,500,000 in cash and common stock if certain performance goals are met.
Center for Pain Management ASC, LLC, a fully accredited ambulatory surgical center with four locations in Maryland.	January 3, 2006	$3,750,000 in cash and 1,021,942 shares of common stock, plus promissory notes totaling $7,500,000 in principal, due one year from the closing date .
REC, Inc. & CareFirst Medical Associates, P.A., co-located pain management and orthopedic rehabilitation practices located in Whitehouse, Texas.	January 6, 2006	$625,000 in cash and 191,131 shares of PainCare’s common stock, plus contingent payments of up to $1,250,000 in cash and common stock if certain performance goals are met.
Desert Pain Medicine Group, a pain management physician practice with three locations in California.	January 20, 2006	$1,500,000 in cash and 471,698 shares of PainCare’s common stock, plus contingent payments of up to $3,000,000 in cash and common stock if certain performance goals are met.
Amphora, LLC, an intraoperative monitoring company based in Denver, Colorado, serving medical institutions throughout Colorado, Wyoming, Arizona and Nebraska	February 1, 2006	PainCare purchased a 60% ownership interest and paid $3,250,000 in cash and 1,035,032 shares of PainCare’s common stock, plus contingent payments of up to $8,500,000 in cash and common stock if certain performance goals are met.
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

     Pain Management. Pain management has emerged as a separate specialty in medicine. Methods used to treat chronic or acute pain are continually evolving. Some of the more common approaches to the treatment of pain include the following:

•	Analgesics. Pharmaceutical treatments for pain include nonopioid analgesics, including nonsteriodial anti- inflammatory drugs, or NSAIDS, such as aspirin and acetaminophen, opioid analgesics, such as morphine, and other drugs that have analgesic properties that are useful in treating pain, such as certain antiepileptic and antidepressant drugs;
•	Diagnostic Injection. Injection of anesthetics and anti-inflammatory agents directly into the area surrounding the pain generating nerve can relieve pain symptoms and often allow the nerve area to heal and repair itself.
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

     Minimally Invasive Surgery. In contrast to traditional open surgery approaches, minimally invasive surgery techniques have been developed that require only a small incision and the use of endoscopic instruments to perform the operation. Some of the minimally invasive surgical treatments for back pain include:

•	Discogram,a diagnostic procedure that involves injecting a dye into the disc of the spine, and using an x-ray to determine whether the disc has been damaged;
•	Intra-Discal Electro-Thermal Annuloplasty or IDET, which is used to treat patients with pain due to disc herniation in the lower back. Using an x-ray for guidance, a small thermal catheter is inserted into the herniated disc and gradually heated, raising the temperature inside the disc. The heat contracts and thickens the protein of the disc wall as well as deactivating many of the nerve endings responsible for the pain in the damaged disc;
•	Percutaneous Discectomy, which employs a mechanical or laser-based probe inserted into a herniated spinal disc, which removes material from the disc to relieve pressure and associated pain;
•	Nucleoplasty, for the treatment of pain from mildly herniated discs causing pressure on adjacent nerve roots. Using an x-ray for guidance, a needle and specialized device are inserted into the herniated disc applying heat to remove the excess tissue and seal the disc; and
•	Kyphoplasty, which is used to treat vertebral compression fractures associated with osteoporosis. Again using an x-ray for guidance, the bone is drilled and a balloon is inserted and inflated in the fracture area. The space created by the balloon is filled with orthopedic cement, binding the fracture and relieving pain.

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

Effective Date of Transaction
Practice Name	Location		Initial Specialty	Added Service(s)
Rothbart Pain Management Clinic, Inc. (O)	Toronto, Canada	December 1, 2000	Pain Management	Additional Physicians
Advanced Orthopedics of South Florida II, Inc. (O)	Lake Worth, FL	January 1, 2001	Orthopedic Surgery	Orthopedic Rehabilitation, Electrodianostic Medicine, Additional Physicians, Intra-Articular Joint
Pain and Rehabilitation Network, Inc. (O)	Orange Park, FL	December 12, 2002	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Additional Physicians, Intra-Articular Joint, (2) Additional Locations
Medical Rehabilitation Specialists II, Inc. (O)	Tallahassee, FL	May 16, 2003	Pain Management	Orthopedic Rehabilitation, Additional Building Space
Associated Physicians Group (M)	O’Fallon, IL	August 6, 2003	Orthopedic Rehabilitation	Orthopedic Rehabilitation, Intra-Articular Joint, Additional Physicians, (1) Additional Location
Spine & Pain Center, P.C. (M)	Bismarck, ND	December 23, 2003	Pain Management	Orthopedic Rehabilitation, Intra- Articular Joint
Health Care Center of Tampa, Inc.(O)	Lakeland, FL	December 30, 2003	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra-Articular Joint Program
Bone & Joint Surgical Clinic, Inc.(O)	Houma, LA	December 31, 2003	Orthopedic Surgery	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Additional Building Space Intra-Articular Joint
Kenneth M. Alo, M.D., P.A. (M)	Houston, TX	December 31, 2003	Pain Management	Electrodiagnostic Medicine
Denver Pain Management, P.C.(M)	Denver, CO	April 29, 2004	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra-Articular Joint, Additional Physician
Georgia Pain Physicians, P.C. (M)	Atlanta, GA	May 25, 2004	Pain Management	Fellowship Program, Additional Physician
Georgia Surgical Centers, Inc. (O)	Atlanta, GA	May 25, 2004	Three Ambulatory Surgical Centers	N/A
Dynamic Rehabilitation Centers (M)	Detroit, MI	June 1, 2004	Orthopedic Rehabilitation	Orthopedic Rehabilitation, Intra-Articular Joint
Rick Taylor, D.O., P.A. (M)	Palestine, TX	June 7, 2004	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Diagnostic Imaging, Intra-Articular Joint, Additional Physicians, (1) Additional Location
Benjamin Zolper, M.D., Inc. (O)	Bangor, ME	July 1, 2004	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Office Expansion, Additional NP & PT
The Center for Pain Management (M)	Baltimore, MD	December 1, 2004	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra-Articular Joint, Additional PA & PT
Colorado Pain Specialists, P.C. (M)	Denver, CO	April 15, 2005	Pain Management	Electrodiagnostic Medicine, Intra-Articular Joint, Additional PA
PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center (O)	Lake Worth, FL	May 12, 2005	One Ambulatory Surgical Center	N/A
PSHS Beta Partners, Ltd. d/b/a Gables Surgical Center (O)	Miami, FL	August 1, 2005	One Ambulatory Surgical Center	N/A
Piedmont Center for Spinal Disorders, P.C. (M)	Danville, VA	August 9, 2005	Orthopedic Surgery	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra-Articular Joint, Additional Physician
Floyd O. Ring, Jr., M.D., P.C. (M)	Denver, CO	October 3, 2005	Pain Management	(1) Additional Location, Additional Physician
Christopher J. Centeno, M.D., P.C. & Therapeutic Management, Inc. (M)	Denver, CO	October 14, 2005	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra-Articular Joint, Additional PA
The Center for Pain Management ASC, LLC (M)	Baltimore, MD	January 3, 2006	Four Ambulatory Surgical Centers	N/A
REC, Inc. & CareFirst Medical Associates (M)	Whitehouse, TX	January 6, 2006	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra-Articular Joint
Desert Pain Medicine Group (M)	Palm Springs, CA	January 20, 2006	Pain Management	Intra-Articular Joint

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

Business Strategy

Our objective is to become the leading provider of specialty pain care services in North America. To grow our practices, we intend to:

•	Focus on pain treatment. All of our operations to date have been specifically focused in the area of pain treatment. We intend to continue to focus on the treatment of pain through acquisition, management, and the provision of services to practices that serve the pain treatment market.
•	Deploy additional services to grow physician practices. We intend to enhance the capacity of our practices for organic growth by increasing the range of services offered by our practices. By deploying additional physicians and equipment, we can perform in-house those necessary procedures and services that would ordinarily be referred to other providers, which we believe can result in higher quality care and increased revenues to our practices.

•	Acquire profitable, well-established physician practices and surgery centers. We utilize a highly disciplined approach to evaluating acquisitions of additional practices and surgery centers. We have an extensive, multi- point due diligence evaluation process that we perform prior to acquisition, including such criteria as clinical quality, physician reputation, profitability and procedure and revenue growth rates. We intend to only acquire practices and surgery centers that we believe to be well-established with the capacity for future profitability and organic growth.
•	Utilize advanced medical technologies. Many of our physicians are thought leaders in their respective fields, and employ the latest clinical techniques and medical technologies for the treatment of pain. We intend to support the use of new technology in pain treatment through the deployment of additional specialized physicians who are familiar with these techniques and technologies and by providing the latest, state-of-the- art equipment. For example, we deploy MedX rehabilitation equipment to orthopedic rehabilitation facilities, which has demonstrated the ability to improve patient outcomes.
•	Develop additional services to enhance practice profitability. As the needs of our practices warrant we will develop additional programs to support their organic growth. For example, we may deploy imaging modalities such as mobile MRI equipment, or additional services such as in-office pharmaceutical dispensing, in order to provide a complete pain treatment program. In January 2005, we introduced a new program, called the Intra-Articular Joint Program, which is a no surgical treatment for knee pain and stiffness caused by osteoarthritis. In February 2006, we purchased majority ownership interest in an intraoperative monitoring company, which we plan to expand through additional hospital contracts.

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

ITEM 2. PROPERTIES

Listed below is a summary of our real property leases.
	Lease	Approx.	Monthly
Subsidiary or Managed Practice	Expiration	Square Feet	Rent Amount
PainCare Holdings, Inc. (Corporate Office)	2009	3,887	$6,478
Advanced Orthopaedics of South Florida II, Inc.	2007	12,000	$15,400
Rothbart Pain Management Clinic, Inc.	2008	6,000	$9,872
Pain and Rehabilitation Network, Inc.	2013	6,067	$7,838
Medical Rehabilitation Specialists II, Inc.	2009	5,202	$8,155
Associated Physicians Group (4 locations)	2006-2007	10,283	$11,387
Spine and Pain Center, PC	2006	7,151	$10,391
Health Care Center of Tampa, Inc.	2008	5,280	$8,800
Bone and Joint Surgical Clinic	2008	8,734	$5,266
Kenneth Alo, M.D., PA	2006	1,837	$3,026
Denver Pain Management	2006	10,175	$20,146

Georgia Surgical Centers, Inc. & Georgia Pain Physicians, PC (3 locations)	2006-2014	22,033	$30,508
Dynamic Rehabilitation Centers (4 locations)	2006-2010	15,948	$25,803
Rick Taylor, D.O., PA (4 locations)	2006-2008	12,905	$9,398
Benjamin Zolper, M.D., Inc.	2006	5,957	$10,273
The Center for Pain Management, LLC (4 locations)	2006-2016	10,172	$20,809
Colorado Pain Specialists, PC	2006	1,550	$3,203
PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center	2007	4,400	$4,049
PSHS Beta Partners, Ltd. d/b/a Gables Surgical Center	2008	7,786	$13,943
Piedmont Center for Spinal Disorders	2007	1,000	$5,475
Center for Pain Management ASC, LLC	2006-2010	7,481	$14,569
Floyd O. Ring, Jr., M.D., PC	2006	312	$535
Christopher J. Centeno, M.D., PC & Therapeutic Management, Inc.	2012	5,322	$7,043
Desert Pain Management Group	2007-2015	8,075	$18,124
REC, Inc. & CareFirst Medical Associates	2011	5,000	$2,500

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

At the Annual Meeting of the Company stockholders, the following matters were approved:

     1.Election of Directors. The board of directors of the Company nominated and the stockholders elected the following individuals to serve on the Company’s board until the next annual meeting of the stockholders or until their successors are nominated and appointed:

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

Our 2005 Acquisitions:

Name and Nature of Business	Effective Date of	Purchase Price
Colorado Pain Specialists, PC., an interventional pain management practice located in Colorado	April 15, 2005	$2,125,000 in cash and 653,698 shares of common stock, plus contingent payments of up to $4,250,000 in cash and common stock if certain performance goals are met.
PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center., a fully accredited ambulatory surgical center located in Lake Worth, Florida	May 12, 2005	$6,930,940 in cash and 324,520 shares of common stock, for a 67.5% ownership interest.
PSHS Beta Partners, Ltd. d/b/a Gables Surgical Center, a fully accredited ambulatory surgical center located in Miami, Florida	August 1, 2005	$3,282,304 in cash and 868,624 shares of common stock, plus promissory notes totaling $1,536,952, due one year from the closing date, for a 73% ownership interest.
Piedmont Center for Spinal Disorders, P.C., an orthopedic spine surgery practice located in Danville, Virginia	August 9, 2005	$1,000,000 in cash and 263,400 shares of PainCare’s common stock, plus contingent payments of up to $2,000,000 in cash and common stock if certain performance goals are met.
Floyd O. Ring, Jr., M.D., P.C., an pain management physician practice located in Denver, Colorado	October 3, 2005	$1,250,000 in cash and 349,162 shares of PainCare’s common stock, plus contingent payments of up to $2,500,000 in cash and common stock if certain performance goals are met.
Christopher J. Centeno, M.D., P.C. and Therapeutic Management, Inc., collectively doing business as The Centeno Clinic, a pain management physician practice located in Denver, Colorado.	October 14, 2005	$3,750,000 in cash and 1,132,931 shares of PainCare’s common stock, plus contingent payments of up to $7,500,000 in cash and common stock if certain performance goals are met.

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

     With respect to the foregoing offers and sale of restricted and unregistered securities, the Company relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated there under, including, but not limited to Rules 505 and 506 of Regulation D, in that such transaction did not involve any public offering of securities and were exempt from registration under the Securities Act. The offers and sale of the securities was not made by any means of general solicitation, the securities were acquired by the investors without a view towards distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates or instruments, as the case may be, they have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would not be sold without registration under the Securities Act or pursuant to an applicable exemption from such registration.

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

We provide our services through physician practices with which we have one of three types of relationships:

•	Owned practices. These practices are owned by us through one of our wholly-owned subsidiaries. We own the medical assets and the physicians are our employees.
•	Managed practices. In states where the corporate practice of medicine is not permitted, we are not permitted to own a physician’s practice. In these states, we manage physician practice’s pursuant to a management agreement.
•	Service and equipment contracts. We provide limited management services and equipment pursuant to specific contractual agreements in such areas as in-house physical therapy, electrodiagnostic services and in- office surgery.

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

Significant Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, income taxes, financing operations, contractual obligations, restructuring costs, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

	2005	2004	% Increase
Same-Practices
Revenues	$ 25,263,720	$ 22,674,965	11.42%
New-Practices
Revenues	$ 36,339,637	-	-

     Gross profit increased to $56,193,428 for fiscal 2005, from $31,253,955 in fiscal 2004, representing an increase of 79.8% . This increase is primarily the result of New-Practices acquired/managed since December 31, 2004 and growth in Same-Practices.

      Operating income increased to $12,580,806 for fiscal 2005, from $9,458,586 in fiscal 2004, representing an increase of 33.0% .

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

	2004	2003	% Increase
Same-Practices
Revenues	$ 8,898,933	$ 7,954,996	11.87%
New-Practices
Revenues	$ 25,544,013	-	-

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

     A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing [“PCAOB”] Standard No. 1), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

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

     The control deficiencies described above resulted in the Company restating its consolidated financial statements for the years ended December 31, 2000, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, and for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. In addition, these control deficiencies could result in other misstatements to the aforementioned financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements of the Company that would not be prevented or detected. Accordingly, management of the Company has concluded that these control deficiencies constitute material weaknesses.

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

SUMMARY COMPENSATION TABLE

					Long Term Compensation Awards
	Annual Compensation				Awards		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Payouts	Compensation
Name & Principal Position	Year	($)	($)	($)	$	(#)	($)	($)
Randy Lubinsky, CEO	2005	$ 296,667	$ 280,000	$ 20,892	$ -0-	175,000	$ -0-	$ -0-
(1)(4)	2004	$ 262,500	$ 300,000	$ 20,603	$ -0-	100,000	$ -0-	$ -0-
	2003	$ 220,833	$ 46,739	$ 19,390	$ -0-	1,050,000	$ -0-	$ -0-
Mark Szporka, CFO	2005	$ 271,667	$ 280,000	$ 24,944	$ -0-	175,000	$ -0-	$ -0-
(2)(4)	2004	$ 237,500	$ 250,000	$ 24,522	$ -0-	100,000	$ -0-	$ -0-
	2003	$ 195,833	$ 46,739	$ 24,406	$ -0-	1,050,000	$ -0-	$ -0-
Ronald Riewold, President	2005	$ 271,667	$ 210,000	$ 24,944	$ -0-	175,000	$ -0-	$ -0-
(3)(5)	2004	$ 183,333	$ 125,000	$ 24,522	$ -0-	1,250,000	$ -0-	$ -0-
	2003	$ 175,000	$ -0-	$ 24,248	$ -0-	-0-	$ -0-	$ -0-

(1)	Randy Lubinsky has served as our Director and the Chief Executive Officer since our reorganization on August 1, 2000. Pursuant to an employment agreement entered into in August 2000 and amended on August 1, 2002, Mr. Lubinsky received annual salary payments equal to $200,000 and certain perquisites and other benefits. This employment agreement was subsequently amended on August 1, 2003, increasing Mr. Lubinsky’s annual salary to $250,000. This employment agreement was amended again on August 1, 2004, increasing Mr. Lubinsky’s annual salary to $280,000 and subsequently amended on August 1, 2005, increasing Mr. Lubinsky’s annual salary to $320,000. For the fiscal year ended December 31, 2005, the Company paid Mr. Lubinsky a car allowance of $12,000 and paid health and dental insurance premiums of $8,892. See “Employment Agreements.”

(2)	Mark Szporka has served as a Director and Chief Financial Officer since our reorganization on August 1, 2000. Pursuant to an employment agreement entered into in August 2000 and amended August 1, 2002, Mr. Szporka received annual salary payments equal to $175,000 and certain perquisites and other benefits.

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

Stock Option Grants In 2005
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

	Individual Grants
		% of Total
		Stock
	Number of Securities	Options Granted
	Underlying	to Employees in	Exercise or
	Stock Options	Fiscal	Base Price	Expiration
Name	Granted (#)	2005	($/Sh)	Date	5% ($)	10% ($)
Randy Lubinsky	175,000	19%	$ 4.00	8/1/10	$ 194,250	$427,000
Mark Szporka	175,000	19%	$ 4.00	8/1/10	$ 194,250	$427,000
Ronald Riewold	175,000	19%	$ 4.00	8/1/10	$ 194,250	$ 427,000

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning the exercise of options during the year ended December 31, 2005 and unexercised options held as of the end of fiscal 2005.

			Number of Securities	Value of Unexercised In-the-
			Underlying Unexercised	Money Options at FY-End
	Shares Received	Value	Options at FY-End(2)	($) (1)(2)
Name	on Exercise	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
Randy Lubinsky	197,531	$634,075	1,575,000/750,000	$4,564,000/$2,445,000
Mark Szporka	197,531	$634,075	1,575,000/750,000	$4,564,000/$2,445,000
Ronald Riewold	0	$0	1,450,000/750,000	$4,156,500/$2,445,000

(1)	Calculated based on the fair market value of $3.26 per share at the close of trading on December 30, 2005 as reported by the AMEX, minus the exercise price of the option.
(2)	The unvested portion of the unexercised options, vested on January 1, 2006.

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

By the Compensation Committee of the Board of Directors of PainCare Holdings, Inc. Thomas Crane Aldo Berti, M.D., Arthur Hudson.

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

Beneficial Ownership (1)
Name of Beneficial Owner	Shares	Percent	Current Position
Merrill Reuter, M.D. (2)	1,914,810	3.0%	Chairman of the Board, President - AOSF
Randy Lubinsky (3) (11)	3,351,970	5.2%	CEO and Director
Mark Szporka (4) (11)	3,299,871	5.2%	CFO and Director
Ronald Riewold (5)	2,350,000	3.7%	President and Director
Jay Rosen, M.D. (6)	425,000	0.7%	Director
Arthur J. Hudson (7) (11)	570,000	0.9%	Director
Robert Fusco (8)	120,000	*	Director
Thomas J. Crane (9)	29,000	*	Director
Aldo F. Berti, M.D. (10)	25,000	*	Director
All officers, directors, and affiliates as a group
(9 persons)	12,085,651	18.9%

* Less than 0.2%

(1)	Based on an aggregate of 64,050,365 shares of the Company’s common stock outstanding as of May 26, 2006.

(2)	Includes the impact of the merger on January 1, 2001 between the Company’s subsidiary, PainCare Acquisition Company I, Inc.,and Advanced Orthopaedics of South Florida, Inc., of which Dr. Reuter was a stockholder, at which time a trust controlled by Dr. Reuter received 1,850,000 shares of common stock and $1,239,000 in convertible debentures, which were paid in full in February of 2004. Dr. Reuter received 62,810 shares of common stock as partial consideration for the Company’s purchase of 50% of his ownership interest in the Lake Worth Surgical Center in May of 2005. In addition, Pamela Reuter, Dr. Reuter’s wife, owns 2,000 shares of our common stock.

(3)	Includes options issued pursuant to the Company’s stock option plans (the “Plans”) to acquire (i) 1,000,000 shares of common stock (ii) 900,000 shares of common stock at $1.93 per share; and (iii) 100,000 shares of common stock at $3.08 per share and (iv) $4.00 per share.

(4)	Includes options issued pursuant to the Company’s stock option plans (the “Plans”) to acquire (i) 1,000,000 shares of common (ii) 900,000 shares of common stock at $1.93 per share; and (iii) 100,000 shares of common stock at $3.08 per share and (iv) $4.00 per share.

(5)	Includes options issued pursuant to the Company’s stock option plans (the “Plans”) to acquire (i) 775,000 shares of common (ii) 475,000 shares of common stock at $3.02 per share; (iii) 775,000 shares of common stock at $1.90 per share; and (iv) $4.00 per share.

(6)	Includes Plan options to acquire (i) 200,000 shares of common stock at $0.05 per share; and (ii) 25,000 shares of common stock at $2.97 per share.

(7)		Includes Plan options to acquire (i) 70,000 shares of common stock at $0.70 per share; (ii) 25,000 shares of common stock at $2.40 per share; and (iii) 25,000 shares of common stock at $2.97 per share.

(8)		Includes Plan options to acquire (i) 70,000 shares of common stock at $0.70 per share; (ii) 25,000 shares of common stock at $2.40 per share and (iii) 25,000 shares of common stock at $2.97 per share.

(9)		Includes Plan options to acquire (i) 25,000 shares of common stock at $2.97 per share.

(10)		Includes Plan options to acquire (i) 25,000 shares of common stock at $2.97 per share.

(11)		Includes Plan options to acquire 150,000 shares of common stock at $2.25 per share, which were granted and fully vested in accordance with a personal guarantee provided by each Messrs. Lubinsky, Szporka and Hudson with respect to the guarantee of a line of credit with Merrill Lynch Business Financial Services, Inc. This line of credit was subsequently closed in February of 2004.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,752,150	$2.01	247,850
Equity compensation plans not approved by security holders	3,179,316	$6.69	0

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

PAINCARE HOLDINGS, INC.
Date: December 20, 2006	By:	/s/ RANDY LUBINSKY
Chief Executive Officer and Director
Date: December 20, 2006	By:	/s/ MARK SZPORKA
Chief Financial and Accounting Officer
and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/	RONALD RIEWOLD	President and Director	December 20, 2006
/s/	JAY ROSEN, M.D.	Director	December 20, 2006
/s/	MERRILL REUTER, M.D.	Director	December 20, 2006
/s/	ARTHUR J. HUDSON	Director	December 20, 2006
/s/	ROBERT FUSCO	Director	December 20, 2006
/s/	ALDO F. BERTI, M.D.	Director	December 20, 2006
/s/	THOMAS J. CRANE	Director	December 20, 2006

PART F/S
PAINCARE HOLDINGS, INC.
CONTENTS
Index to Financial Statements	F-1
Reports of Independent Registered Public Accounting Firms:
Report of Beemer, Pricher, Kuehnhackl, & Heidbrink, P.A.	F-2
Report of Tschopp, Whitcomb & Orr, P.A.	F-3
Consolidated Balance Sheets As of December 31, 2005 and 2004	F-4
Consolidated Statements of Operations For The Years Ended December 31, 2005, 2004 and 2003	F-5
Consolidated Statements of Cash Flows For The Years Ended December 31, 2005, 2004 and 2003	F-6
Consolidated Statements of Stockholders’ Equity For The Years Ended December 31, 2005, 2004 and 2003	F-7
Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003	F-8

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

/s/ Tschopp, Whitcomb & Orr, P.A.

March 4, 2005, except for note 2 as to which the date is April 17, 2006
Maitland, Florida

PAINCARE HOLDINGS, INC. Consolidated Balance Sheets December 31, 2005 and 2004
	2005	2004
		(As restated)
Assets
Current assets:
Cash and cash equivalents	$ 22,713,165	$ 19,100,840
Accounts receivable, net	21,263,405	14,077,643
Deposits and prepaid expenses	2,557,492	1,117,317
Deferred tax asset	683,391	130,000
Total current assets	47,217,453	34,425,800
Property and equipment, net	11,494,656	7,119,065
Goodwill, net	111,468,292	61,817,801
Due from stockholder	427,553	406,227
Deferred tax asset	867,854	2,536,923
Other assets	11,834,822	6,623,360
Total assets	$ 183,310,630	$ 112,929,176
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$ 3,522,714	$ 752,045
Accrued compensation expense	17,142,549	14,760,290
Derivative liabilities	12,952,455	13,364,535
Acquisition consideration payable	8,011,567	17,900,833
Common stock payable	5,405,601	—
Income tax payable	3,003,766	3,939,972
Current portion of notes payable	3,883,012	765,177
Current portion of capital lease obligations	1,646,378	930,117
Current portion of convertible debentures	8,519,131	2,935,480
Total current liabilities	64,087,173	55,348,449
Notes payable, less current portion	26,129,569	295,583
Convertible debentures	1,133,877	13,163,014
Capital lease obligations, less current portion	2,872,708	2,190,627
Total liabilities	94,223,327	70,997,673
Minority interests in consolidated subsidiaries	1,763,838	—
Commitments and contingencies
Stockholders' equity:
Common stock, $.0001 par value. Authorized 200,000,000 shares; issued and outstanding 55,823,026 and 41,512,833 shares	5,582	4,151
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Additional paid in capital	106,253,345	55,539,687
Accumulated deficit	(18,983,089)	(13,643,711)
Cumulative translation adjustments	47,627	31,376
Total stockholders' equity	87,323,465	41,931,503
Total liabilities and stockholders' equity	$ 183,310,630	$ 112,929,176

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

PAINCARE HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003
	2005	2004	2003

		(As restated)	(As restated)
Cash flows from operating activities:
Net loss	$ (5,339,378)	$ (1,501,482)	$ (11,482,843)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,145,754	1,386,713	576,827
Non-cash transactions and other	28,143	30,415	26,290
Loss on disposal of property and equipment	88,651	—	—
Amortization of debt discount	1,704,693	1,805,846	—
Stock issued for interest payments	991,146	383,053	—
Mark to market derivatives	7,055,502	3,256,372	3,173,763
Compensation expense-variable stock options	2,382,259	356,590	13,532,700
Deferred income taxes	1,113,566	748,623	(3,563,544)
Amortization of deferred financing costs	(475,717)	—	—
Minority interests	587,637	—	—
Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(2,428,409)	(5,332,692)	(1,834,012)
Deposits and prepaid expenses	(960,977)	(448,695)	(369,911)
Other assets	139,375	—	—
Income tax payable	(908,735)	3,794,566	63,385
Accounts payable and accrued expenses	2,049,587	(360,283)	(108,093)
Net cash provided by operating activities	9,173,097	4,119,026	14,562
Cash flows from investing activities:
Purchase of property and equipment	(1,832,701)	(1,018,597)	(353,143)
Cash paid for earnouts	(7,510,966)	(3,108,888)	(695,708)
Cash used for contract rights	(202,291)	(2,253,215)	(325,525)
Cash used for acquisitions	(27,172,913	(12,297,753)	(6,346,552)
Cash from acquisitions	244,713	270,570	38,232
Net cash used in investing activities	(36,474,158	(18,407,883)	(7,682,696)
Cash flows from financing activities:
Proceeds from issuance of debentures, net of offering costs	—	12,382,315	9,367,397
Proceeds from issuance of common stock, net of capital offering costs	5,964,013	15,500,446	5,821,916
Payments of capital lease obligations	(1,556,217)	(686,734)	(363,814)
Payment of convertible debentures	—	(885,000)	—
Notes receivable from employees	(201,353)	—	—
Cash distributions to minority interests	(410,896)	—	—
Due from/to shareholders	—	(34,907)	134,385
Net proceeds from (payments on) notes payable	(1,068,760)	328,222	(210,060)
Notes payable issued	28,186,599	(1,138,412)	(1,236,607)
Net cash provided by financing activities	30,913,386	25,465,930	13,513,217
Net increase in cash and cash equivalents	3,612,325	11,177,073	5,845,083
Cash and cash equivalents at beginning of year	19,100,840	7,923,767	2,078,684
Cash and cash equivalents at end of year	$22,713,165	$ 19,100,840	$7,923,767
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,499,181	$ 1,207,049	$487,786
Cash paid during the year for income taxes	2,895,752	—	—
Non-cash investing and financing transactions:
Common stock issued for acquisitions	25,701,467	7,846,712	13,596,867
Common stock issued for contract right purchases	—	1,097,333	—
Common stock issued for convertible debentures	15,735,237	1,650,948	175,000
Common stock issued for earnouts	7,689,464	2,978,770	171,929
Common stock issued for bridge note	—	—	208,000
Acquisition consideration payable	8,011,567	17,900,833	3,000,000
Equipment financed with capital lease obligations	2,355,578	928,756	641,254
Distribution rights acquired	—	—	2,212,653

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2005, 2004 and 2003

	Common Stock			Additional	Retained		Accumulated	Total
				Paid in	Earnings		Other	Stockholders’
	Shares		Amount	Capital	(Accumulated		Comprehensive	Equity

Balances at December 31, 2002, as previouslyreported	15,576,640		$1,557	$7,019,246	$556,487		$(23,299)	$7,553,991
Effect of prior years’ restatements	—		—	(273,000)	(1,215,873)		—	(1,488,873)
Balances at December 31, 2002 (as restated)	15,576,640		$1,557	$6,746,246	$(659,386)	$	$ (23,299)	$6,065,118
Common stock issued for earnouts	107,456		11	171,918	—		—	171,929
Common stock issued for cash	5,053,166		505	5,405,673	—		—	5,406,178
Common stock issued for conversion of convertible preferred stock	455,913		46	212,704	—		—	212,750
Common stock issued for exercise of stock options	200,000		20	9,980	—		—	10,000
Common stock issued for conversion of bridge note	208,000		21	207,979	—		—	208,000
Common stock issued for conversion of convertible debenture	118,243		12	174,988	—		—	175,000
Common stock issued for exercise of warrants	256,230		26	192,962	—		—	192,988
Common stock issued to advisory network members	2,030		—	2,030	—		—	2,030
Common stock issued for acquisitions	4,904,919		490	13,596,377	—		—	13,596,867
Tax benefit realized from stock plans	—		—	111,328	—		—	111,328
Common stock share based grants for nonemployee consulting fees	—		—	238,398	—		—	238,398
Adjustment for fair value of warrants	—		—	(2,921,713)	—		—	(2,921,713)
Components of comprehensive income (loss):
Translation adjustment	—		—	—	—		24,260	24,260
Net loss	—		—	—	(11,482,843)		—	(11,482,843)
Comprehensive loss	—		—	—	—		—	(11,458,583)
Balances at December 31, 2003 (as restated)	26,882,597	$	$ 2,688	$24,148,870	$(12,142,229)		$961	$12,010,290
Common stock issued for earnouts	1,064,251		107	2,978,663	—		—	2,978,770
Common stock issued for contract rights	401,617		40	1,097,293	—		—	1,097,333
Common stock issued for exercise of warrants	534,466		53	343,067	—		—	343,120
Common stock issued for exercise of stock options	312,673		31	71,031	—		—	71,062
Common stock issued for acquisitions	2,667,747		267	7,846,445	—		—	7,846,712
Common stock issued for conversion ofconvertible debenture	530,000		53	1,650,895	—		—	1,650,948
Common stock issued for debenture interestpayments	154,482		15	383,053	—		—	383,068
Common stock issued for secondary offering	8,965,000		897	15,085,366	—		—	15,086,263
Common stock options issued for non employee consulting fees	—		—	219,829	—		—	219,829
Adjustment for fair value of warrants	—		—	1,715,175	—		—	1,715,175
Components of comprehensive income (loss):
Translation adjustment	—		—	—	—		30,415	30,415
Net loss					(1,501,482)		—	(1,501,482)
Comprehensive loss	—		—	—	—		—	(1,471,067)
Balances at December 31, 2004 (as restated)	41,512,833		$4,151	$55,539,687	$(13,643,711)		$31,376	$41,931,503
Common stock issued for earnouts	2,026,592		203	7,689,261	—		—	7,689,464
Common stock issued for exercise of warrants	400,316		40	474,672	—		—	474,712
Common stock issued for exercise of stock options	674,975		67	83,633	—		—	83,700
Common stock issued as restricted shares	18,860		2	11,890	—		—	11,892
Common stock issued for acquisitions	7,279,835		727	25,700,740	—		—	25,701,467
Common stock issued for conversion of convertible debenture	3,626,167		364	15,734,873	—		—	15,735,237
Common stock issued for debenture interest payments	283,448		28	991,118	—		—	991,146
Common stock options issued for non employee consulting fees	—		—	27,471	—		—	27,471
Components of comprehensive income (loss):
Translation adjustment	—		—	—	—		16,251	16,251
Net loss	—		—	—	(5,339,378)		—	(5,339,378)
Comprehensive loss	—		—	—	—		—	(5,323,127)
Balances at December 31, 2005	55,823,026		$5,582	$106,253,345	$(18,983,089)		$47,627	$87,323,465
See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.
Notes to Consolidated Financial Statements

(1)Organization and Summary of Significant Accounting Policies

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

Changes in contractual allowances for the years ended December 31, 2005 and 2004 were as follows:

	For the Year Ended
	December 31,
	2005	2004
Balance at beginning of year (including balances from purchased business combinations)	$ 14,788,745	$ 5,520,213
Increase for contractual allowance in the current year (based on historical percentages)	40,437,607	32,458,453
Increase (decrease) in contractual allowance for the prior years contractual allowance	(173,722)	(3,689,814)
Decrease to the contractual allowance for the current year	(24,393,787)	(19,500,107)
Balance at end of year	$ 30,658,843	$ 14,788,745

A summary of the activity in the allowance for uncollectible accounts is as follows:

	For the Year Ended
	December 31,
	2005	2004
Balance, beginning of year	$ 335,459	$142,277
Additions charged to provision for bad debts	2,788,601	599,621
Accounts receivable written off (net of recoveries)	(1,360,283)	(406,439)
Balance, end of year	$ 1,763,777	$335,459

The Company's payor mix and aging table for the year ended December 31, 2005 were as follows:

	Balance on
Financial Class	December 31, 2005	Current	31-60 Days	61-90 Days	91 + Days
Medicare	$ 1,588,876	$658,177	$ 281,062	$ 117,867	$ 531,770
Private insurance	12,738,637	5,276,860	2,253,383	944,989	4,263,405
Self-pay	1,065,948	437,832	186,967	78,407	353,742
Workers compensation	2,606,677	1,079,792	461,104	193,371	872,410
Government	2,415,551	1,000,618	427,296	179,193	808,444
Medicaid	262,510	108,742	46,436	19,474	87,858
Other	2,357,983	976,772	417,112	174,922	789,177
Total	23,027,182	9,538,793	4,073,360	1,708,223	7,706,806
Allowance for doubtful accounts	1,763,777	333,355	305,287	162,191	962,944
Net realizable value	$21,263,405	$9,205,438	$3,768,073	$1,546,032	$6,743,862

Aging Category	Amount	Percentage estimated for allowance for doubtful accounts	Required balance in allowance for doubtful accounts
Current	$ 9,538,793	3.5%	333,355
31-60 days	4,073,360	7.5%	305,287
61-90 days	1,708,223	9.5%	162,191
Over 91 days	7,706,806	12.5%	962,944
Year end balance of allowance for doubtful accounts			1,763,777

The Company’s payor mix and aging table for the year ended December 31, 2004 were as follows:

	Balance on December 31, 2004

				61-90 Days
Financial Class		Current	31-60 Days		91 + Days
Medicare	$1,970,228	$ 1,203,017	$ 417,291	$125,875	$224,045
Private insurance	7,480,315	4,446,917	1,323,497	565,251	1,144,650
Self-pay	428,160	205,462	102,273	33,939	86,486
Workers compensation	1,237,915	669,298	261,912	121,777	184,928
Government	268,564	107,694	88,089	57,473	15,308
Medicaid	676,195	332,595	106,861	90,863	145,876
Other	2,351,725	702,059	457,619	974,047	218,000
Total	14,413,102	7,667,042	2,757,542	1,969,225	2,019,293
Allowance for doubtful accounts	335,459	178,447	64,181	45,833	46,998
Net realizable value	$14,077,643	$ 7,488,595	$ 2,693,361	$1,923,392	$1,972,295

Summary
			Required
		Percentage	balance in
		estimated for	allowance for
		allowance for	doubtful
Aging category	Amount	doubtful accounts	accounts
Current	$ 7,667,042	2.3%	$178,447
31-60 days	2,757,542	2.3%	64,181
61-90 days	1,969,225	2.3%	45,833
over 91 days	2,019,293	2.3%	46,998
Year end balance of allowance for doubtful accounts			$335,459

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

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which supersedes APB Opinion No. 10, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s results of operations or financial condition.

Share-Based Payments

     The Company accounts for share-based payments to employees using the provisions of Accounting Principles Board No. 15, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, which provides for the measurement of compensation from share-based payments in the form of common stock or equity-indexed instruments based upon the intrinsic value of the instruments, among other provisions. As further described in Note 2, the Company originally recorded stock options granted to employees as a fixed plan under the provisions of APB 25. However, the fixed plan accounting was inappropriate in our circumstances, as the terms of our plan required variable accounting pursuant to APB 25. The following information in this footnote, for the years ended December 31, 2004 and 2003, has been restated to correct the accounting treatment.

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

(2)Restatement and Reclassifications of Previously Issued Financial Statements

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

Accounting for stock options:

     The Company originally recorded stock options granted to employees as a fixed plan under the intrinsic value method provisions of APB No. 15. While the intrinsic value method under APB 25 is appropriate, the fixed plan accounting was inappropriate in our circumstances because our plan allowed for cashless exercises. With a cashless exercise feature, the number of shares to be issued is indeterminable as it is dependent on the stock price on the exercise date. As a result, we have a variable stock option plan and are required to record estimates of compensation expense (benefit) based on the fair value of the stock at the end of each reporting period.

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

Accounting for purchase acquisition transactions:

     The Company has corrected the accounting used for acquisitions so as to be in compliance with generally accepted accounting principles. We have adjusted the purchase prices of each of our business acquisitions by correcting the value of our shares issued to their fair value at the date of the acquisitions and subsequent contingent payments. We also reassessed the value of intangible assets acquired and the recording of deferred income taxes. An acquisition previously reported in September 2005 was reassessed and will be accounted for as a January 2006 acquisition when the transaction was completed. We have determined that there are other identifiable intangible assets that have an associated value. The separately identifiable intangible asset is the physicians’ referral network. The referral network represents other doctors in the community who refer their patient base to the Company’s physicians who practice in a discipline to meet their patient’s needs. The referral network is clearly linked to the physicians’ employment agreements. The amortization term is seven years which represents the five year employment agreement the Company enters into with each physician plus the two years of an additional non-compete agreement. The value of the referral network should be amortized over the employment term and the non-compete period of the physician since that represents the period of time the Company benefits from the arrangement. As such, we have adjusted the allocation of the purchase price and the recording of net assets for each of our acquisitions. The valuation of these identifiable intangibles was determined by a third-party valuation expert.

Goodwill changed as part of the restatement due to an allocation for specifically identifiable intangibles and subsequent recording of the difference between book and tax to deferred taxes, and for adjustments associated with recorded equity issued for acquisition consideration. Please see the table below outlining the changes by practice:

	Total at 12/31/03	Adjustments for identifiable intangibles	Adjustments for equity analysis initial acq.	Adjustments for equity analysis contingent payments during 2003	Restated Total at12/31/03

Advanced Orthopedics of South Florida(AOSF)	$ 3,055,028	$(66,586)	$ -	$ -	$ 2,988,442
Rothbart Pain Clinic (RPC)	1,916,294	(96,738)	-	(64,403)	1,755,153
Pain & Rehabilitation Network (PRN)	1,043,271	(19,786)	(200,000)	-	823,485
Medical Rehabilitation Specialists (MRS)	2,679,947	(37,590)	825,000	-	3,467,357
Associated Physicians Group (APG)	2,977,918	(92,893)	2,145,000	-	5,030,025
Spine & Pain Center (SPC)	1,281,722	(28,670)	122,222	-	1,375,274
Health Care Center of Tampa (HCCT)	3,087,144	(58,096)	895,102	-	3,924,150
Bone & Joint Surgical Clinic (BJSC)	2,494,459	(139,272)	558,154	-	2,913,341
Kenneth M. Alo, M.D., P.A. (KMA)	3,410,952	(24,937)	738,889	-	4,124,904
Total Goodwill	$21,946,735	$(564,568)	$5,084,367	$(64,403)	$26,402,131

	Total at 12/31/04	Adjustments for identifiable intangibles	Adjustments for equity analysis initial acq.	Adjustments for equity analysis contingent payments during 2003	Adjustments for equity analysis contingent payments during 2004	Restated Total at 12/31/04

Advanced Orthopedics of South Florida (AOSF)	$ 3,980,153	$ (66,586)	$ -	$ -	$ -	$ 3,913,567
Rothbart Pain Clinic (RPC)	2,364,667	(96,738)	-	(64,403)	3,464	2,206,990
Pain & Rehabilitation Network (PRN)	2,420,248	(19,786)	(200,000)	-	466,666	2,667,128
Medical Rehabilitation Specialists (MRS)	3,596,615	(37,590)	825,000	-	(60,109)	4,323,916
Associated Physicians Group (APG)	3,894,585	(92,893)	2,145,000	-	985,416	6,932,108
Spine & Pain Center (SPC)	1,729,830	(28,670)	122,222	-	-	1,823,382
Health Care Center of Tampa (HCCT)	4,465,410	(58,096)	895,102	-	-	5,302,416
Bone & Joint Surgical Clinic (BJSC)	3,546,143	(139,272)	558,154	-	-	3,965,025
Kenneth M. Alo, M.D., P.A. (KMA)	4,695,879	(24,937)	738,889	-	-	5,409,831
Denver Pain Management (DPM)	-	-	(22,000)	-	-	(22,000)
Georgia Surgical Centers, Inc.(GSC)	1,921,227	(18,059)	157,197	-	-	2,060,365
Dynamic Rehabilitation Centers, Inc.(Dynamic)	3,883,103	(88,301)	435,885	-	-	4,230,687
Rick Taylor, D.O., P.A. (Taylor)	3,931,361	(74,030)	365,542	-	-	4,222,873
Benjamin Zolper, M.D., P.A. (Zolper)	1,463,115	(51,543)	185,088	-	-	1,596,660
Center for Pain Management (CPM)	13,345,574	(160,721)	-	-	-	13,184,853
Total Goodwill	$ 55,237,910	$ (957,222)	$ 6,206,079	$ (64,403)	$ 1,395,437	$ 61,817,801

Adjustments to Goodwill for the period ending September 30, 2005

	Total at 9/30/05	Adjustments for identifiable intangibles	Adjustments for equity analysis initial acq.	Adjustments for equity analysis contingent payments during 2003	Adjustments for equity analysis contingent payments during 2004	Adjustments for equity analysis contingent payments during 2005	Adjustments for other during 2005	Restated Total at 9/30/05
Advanced Orthopedics of South Florida (AOSF)	$ 3,980,153	$(66,586)	$ -	$ -	$ -	$ -	$ -	$ 3,913,567
Rothbart Pain Clinic (RPC)	2,364,660	(96,738)	-	(64,403)	3,464	-	-	2,206,983
Pain & Rehabilitation Network (PRN)	2,420,248	(19,786)	(200,000)	-	466,666	28,835	-	2,695,963
Medical Rehabilitation Specialists(MRS)	4,513,281	(37,590)	825,000	-	(60,109)	43,238	-	5,283,820
Associated Physicians Group(APG)	4,811,251	(92,893)	2,145,000	-	985,416	-	-	7,848,774
Spine & Pain Center (SPC)	1,729,830	(28,670)	122,222	-	-	29,880	-	1,853,262
Health Care Center of Tampa(HCCT)	4,465,410	(58,096)	895,102	-	-	70,248	-	5,372,664
Bone & Joint Surgical Clinic(BJSC)	3,546,143	(139,272)	558,154	-	-	27,439	-	3,992,464
Kenneth M. Alo, M.D., P.A.(KMA)	4,695,879	(24,937)	716,889	-	-	42,683	-	5,430,514
Denver Pain Management, PC(DPM)	4,308,600	-	-	-	-	-	(4,308,600)	-
Georgia Surgical Centers, Inc.(GSC)	2,758,379	(18,059)	157,197	-	-	(26,911)	-	2,870,606
Dynamic Rehabilitation Centers, Inc. (Dynamic)	5,383,103	(88,301)	435,885	-	-	(21,077)	-	5,709,610
Rick Taylor, D.O., P.A.(Taylor)	5,181,361	(74,030)	365,542	-	-	(32,583)	-	5,440,290
Benjamin Zolper, M.D., P.A.(Zolper)	2,046,448	(51,543)	185,088	-	-	(1,382)	-	2,178,611
Center for Pain Management(CPM)	13,184,696	(160,721)	3,687,500	-	-	-	-	16,711,475
Colorado Pain Specialists(CPS)	4,465,670	(67,856)	1,202,804	-	-	-	-	5,600,618
Lake Worth Surgery Center(Alpha)	7,045,958	(208,573)	126,563	-	-	-	-	6,963,948
Gables Surgery Center (Beta)	6,252,840	(224,550)	286,646	-	-	-	240,588	6,555,524
Piedmont Center for Spinal Disorders (Cohen)	1,915,735	(17,158)	122,086	-	-	-	-	2,020,663
Total Goodwill	$85,069,645	$(1,475,359)	$ 11,631,678	$(64,403)	$1,395,437	$160,370	$(4,068,012)	$92,649,356

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

The Company recorded the August 27, 2004 common stock consideration in accordance with EITF 99-12. The quoted market price of the Company’s common stock on the exchange date was $2.64 per share. The amount recorded in other assets for the common stock consideration is $528,000 (200,000 shares at $2.64 per share). The contingent consideration earned on May 10, 2005 was recorded at $2,083,918 (460,026 shares at $4.53 per share). The price of the Company’s common stock on the earned date was $4.53 per share and the contingent consideration was paid on July 11, 2005.

Consideration paid on August 27, 2004	Addition to Subtraction from) Dr. (Cr.)
Cash paid for initial acquisition	$ 100,000
Stock paid for initial acquisition	528,000
Accounts receivable	744,201
Acquisition costs	415,668
Accounts payable and accrued salaries	(70,269)
Total	$ 1,717,600

Consideration earned on May 10, 2005	Addition to Subtraction from) Dr. (Cr.)
Cash paid for contingent consideration	$ 2,202,682
Stock paid for contingent consideration	2,083,918
Total	$ 4,286,600

Denver Pain Management contract right reported in “Other assets”

	Beginning			Ending
Date	Balance	Consideration	Amortization	Balance
27-Aug-04	$ -	$1,717,600	$ -	$1,717,600
30-Sep-04	1,717,600	-	80,270	1,637,330
31-Dec-04	1,637,330	-	80,270	1,557,060
31-Mar-05	1,577,060	-	80,270	1,476,790
30-Jun-05	1,476,790	4,286,600	138,105	5,625,285
30-Sep-05	5,625,285	-	138,105	5,487,180
31-Dec-05	5,487,180	-	138,104	5,349,076

Please see the table below for the detailed explanation of the adjustments to the intangible assets at December 31, 2004:

	As previously filed on			As restated on
	December 31, 2004			December 31, 2004
			Carrying			Carrying
Asset	Cost	Amortization	Value	Cost	Amortization	Value	Note
MedX Distribution right	$2,212,673	$208,975	$2,003,698	$2,212,673	$208,975	$2,003,698	No change
Contract Right –DPM	-	-	-	1,717,600	160,540	1,557,060	1
Contract Right – APG	291,667	14,667	277,000	291,667	14,667	277,000	No change
Contract Right –SPA	1,006,000	50,400	955,600	1,006,000	50,400	955,600	No change
Contract Right –SCPI	738,333	37,000	701,333	738,333	37,000	701,333	No change
Deferred issuance costs	961,101	269,962	691,139	-	-	-	2
Physician practice and surgery center acquisitions	-	-	-	1,395,370	266,701	1,128,669	3
Total	$5,209,774	$581,004	$4,628,770	$7,361,643	$738,283	$6,623,360

1. Adjustment related to Denver Pain Management contract right.

2. Adjustment related to financing costs that were allocated to the principal balance of the debt. Please note that the adjustment on 12/31/04 for the line item “Convertible Debentures” is $1,351,830 for the period. The gross amount of the adjustment was actually $2,042,969 which was reduced by $691,139 to net $1,351,830. This was done to present the “Convertible Debentures” at net of financing costs as required under APB 21 paragraph 16. Please refer to Note 2 of the December 31, 2005 10-K/A.

3. Adjustment related to the specifically identifiable intangible assets. Please note that the adjustment for the twelve months during 2004 for the specifically identifiable intangibles was for a gross amount of $547,276 with accumulated amortization of $147,654 for a net amount of $399,622. The amount from December 1, 2000 to December 31, 2004 was a net increase of $1,128,669.

The table below represents the calculation for the adjustments through December 31, 2004 for “Other assets” that corresponds to page F-22 “Other assets” line for 2004 adjustments in the 10-K/A.

		Note
Amount for DPM contract right for 2004	$ 1,557,060	1
Amount allocated to Convertible debentures for 2004	(691,139)	2
Amount for specifically identifiable intangibles added, net of amortization during 2004	399,622	3
Amount reported as the adjustment on December 31, 2004 for “Other assets adjustments” (Please note this figure ties to the summation of the adjustments in the summary table from the Company’s August 24, 2006 response #2 for “other assets”)	$ 1,265,543

The chart below provides details for the initial accounting for Denver Pain Management for items that were classified as Due from Shareholder. The $1,388,730 increase to Due from Shareholder for DPM is presented below:

Addition to
Denver Pain Management	(Subtraction
from)
Due from Shareholder	Dr. (Cr.)
Cash disbursed for DPM	$ 415,668
Accounts receivable	744,201
Property and equipment	299,130
Accounts payable and accrued liabilities	(70,269)
Total	$ 1,388,730

The Company recorded the assets and liabilities in the above table in the Due from Shareholder account after the revision date of August 27, 2004. For the period between April 29, 2004 and August 27, 2004 the Company recorded these items in the consolidated financial statements in accordance with purchase accounting. These transactions would normally be eliminated in consolidation of PNAC X (PainCare Acquisition Company , Inc.) and DPM (Denver Pain Management), however, at the revision date these assets and liabilities had been reverted to DPM, thus creating the balance of $1,388,730 in the resulting Due from Shareholder account.

The Company performed an analysis under FAS 144 for impairment of the Contract Right at December 31, 2004 and 2005 and did not have impairment in either reporting period. The Contract Right is reported at the carrying amount of $1,557,060 and $5,349,076 on December 31, 2004 and 2005, respectively. Please see footnote 7 for a summary of other assets, the classification in which the Contract Right is presented on the financial statements.

The table below provides details regarding the Due from Shareholder line for the period from December 31, 2004 to September 30, 2005.

	For the Nine Months Ending September 30,			For the Twelve Months Ending December 31,

	2005			2004

		Accretion of	Carrying		Accretion of	Carrying
Asset	Cost	interest income	Value	Cost	interest income	Value	Notes
Due from Merrill Reuter	$ 406,227	$21,326	$ 427,553	$ 406,227	$ -	$ 406,227	1
Due from shareholder of HCCT	732,090	-	732,090	-			2
Due from shareholder of GPP	21,629	-	21,629	-			3
Due from shareholder of ALO	384,578	-	384,578	-			2
Total	$ 1,544,524	$21,326	$1,565,850	$ 406,227	$ -	$ 406,227

1. The shareholder has a management fee due the Company. This amount has been discounted from $450,000 to $406,227. The $43,774 difference will be accreted to other interest income through December 31, 2006.

2. The shareholders received the cash portion of their contingent consideration in advance of the period in which it was earned. This was reduced to a zero balance at the end of the year when the payment was earned.

3. The shareholder received a short term advance for contingent consideration that was repaid before the end of the year.

The increase in Due from Shareholder for the nine months ending September 30, 2005 is related to the contingent consideration paid in advance of being earned. All of the contingent consideration was earned as of December 31, 2005 and recorded as additional goodwill.

Adjustments due from shareholder are as follows:

	As previously reported	Accounting for Denver Pain Management	As restated

Period ending

December 31, 2004	1,794,957	(1,388,730)	406,227

September 30, 2005	2,954,580	(1,388,730)	1,565,850

(a) This adjustment is for the correction in accounting for this entity as an intangible contract right instead of as a consolidated practice acquisition.

The Company originally recorded the acquisition consideration paid into escrow for the Center for Pain Management ASC into a separate account in the financials at September 26, 2005. This item was reflected on the balance sheet ending September 30, 2005 as acquisition consideration paid in escrow. This transaction should not have been recorded as such because the escrow agreement allowed for either party to walk away from the agreement before consummation. As a result, the cash, stock, and promissory note consideration placed into the escrow account were reversed. Cash increased by $3,750,000, common stock decreased by $3,750,000, and promissory notes decreased by $7,025,761. There are no income statement effects regarding this transaction. The acquisition consideration paid in escrow was $14,525,761 as outlined in the table below:

Acquisition paid in Escrow
Center for Pain Management, ASC
Cash paid in escrow	$ 3,750,000
Stock paid in escrow	3,750,000
Promissory note paid in escrow[1]	7,500,000
Discount on promissory note paid in escrow[1]	(474,239)
Total amount in acquisition paid in escrow	$14,525,761

1. The promissory note is a one-year note with imputed interest of $474,239. According to the closing documents the $7,500,000 promissory note was required to be delivered to the sellers at the same time and in addition to the cash and stock components.

As part of the restatement, the additional paid in capital account was adjusted to reflect the reversal of the stock component paid for CPMASC. The sellers issued a note payable in one year from the effective closing date to the Company. This note was for the balance of the $15,000,000 in contractual consideration. The face value of the note is $7,500,000. The current portion of the notes payable shows a debit or decrease of $7,025,761 at 9/30/05. This reduction is the net of the face value and the imputed interest since the note was issued with a below market value interest rate. The common stock was reversed because the shares were not issued to the sellers of CPMASC until January 3, 2006. The Company originally consolidated the financials for CPMASC for the quarter ending September 30, 2005, however, this was incorrect and the Company restated this transaction. After the restatement, CPMASC was not consolidated into the Company’s financials statements for any period prior to January 3, 2006.

     The Company’s restated financial statements all reflect the changes as described above for the derivative instruments, accounting for stock options, and accounting for purchase acquisitions. These changes all required an adjustment to the prior period tax provisions. The change in the provision for the years ended December 31, 2003, 2004 and 2005 reflect an income tax expense (benefit) of $4,344,658, ($1,324,588), and ($2,011,858), respectively, for the additional (reduced) tax provision computation.

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

December 31, 2003
	As Previously	Adjustments	Adjustments	Adjustments	Adjustments	Adjustment
	Reported	2000	2001	2002	2003	Description	As Restated
Accrued compensation expense	$ -	$ -	$ 16,000	$ 855,000	$13,532,700	(b)	$ 14,403,700
Other assets	2,680,665	159,309	78,696	303	490,739	(c)	3,409,712
Goodwill	21,946,735	(96,738)	(12,186)	(347,186)	4,911,505	(c)	26,402,130
Deferred taxes, asset - current	-	-	-	190,000	(190,000)	(a),(b),(c)	-
Deferred taxes, asset - non current	-	-	6,000	65,000	4,411,000	(a),(b),(c)	4,482,000
Deferred taxes, liability - non current	683,300	64,491	178,391	418,190	(147,917)	(a),(b),(c)	1,196,455
Additional paid in capital	21,700,894	-	54,400	(327,400)	2,720,976	(a),(b),(c)	24,148,870
Retained earnings	1,769,393	(1,919)	(176,281)	(1,037,673)	(12,695,748)	(a),(b),(c)	(12,142,228)
Accounts payable and accrued expenses	639,668	-	-	-	61,001	(c)	700,669
Income tax payable	-	-	-	-	63,385	(a),(b),(c)	63,385
Convertible debentures	11,018,616	-	-	-	(2,439,336)	(a)	8,579,280
Derivative instruments	-	-	-	-	8,528,184	(a)	8,528,184

December 31, 2004
	As Previously	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments
	Reported	2000	2001	2002	2003	2004	Description	As Restated
Accrued compensation expense	-	-	$ 16,000	$ 855,000	$ 13,532,700	$ 356,590	(b)	$ 14,760,290
Other assets	$4,628,770	$159,309	78,696	303	490,739	1,265,543	(c)	6,623,360
Goodwill	55,237,910	(96,738)	(12,186)	(347,186)	4,911,506	2,124,495	(c)	61,817,801
Deferred taxes, asset - current	-	-	-	190,000	(190,000)	130,000	(a),(b),(c)	130,000
Deferred taxes, asset - noncurrent	-	-	6,000	65,000	4,411,000	161,000	(a),(b),(c)	4,643,000
Deferred taxes, liability - non current	1,500,200	64,491	178,391	418,190	(147,917)	92,722	(a),(b),(c)	2,106,077
Additional paid in capital	47,995,110	-	54,400	(327,400)	2,720,976	5,096,601	(a),(b),(c)	55,539,687
Retained earnings	7,499,546	(1,919)	(176,281)	(1,037,673)	(12,695,748)	(7,231,635)	(a),(b),(c)	(13,643,711)
Accounts payable and accruedexpenses	693,682	-	-	-	61,001	(2,639)	(c)	752,045
Income tax payable	2,199,100	-	-	-	63,385	1,677,487	(a),(b),(c)	3,939,972
Convertible debentures	21,071,000	-	-	-	(2,439,336)	1,351,830	(a)	19,983,494
Derivative instruments	-	-	-	-	8,528,184	4,836,351	(a)	13,364,535
Due from shareholder	1,794,957	-	-	-	-	(1,388,730)	(c)	406,227
Current portion of convertible debentures	3,885,000	-	-	-	-	(3,885,000)	(a)	-

September 30, 2005
	As Previously	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments
	Reported	2000	2001	2002	2003	2004	2005	Description	As Restated

Cash	18,086,682	-	-	-	-	-	3,750,000	(c)	21,836,682
Accrued compensation expense	-	-	16,000	855,000	13,532,700	356,590	6,735,863	(b)	21,496,153
Other assets	6,522,189	159,309	78,696	303	490,739	1,265,543	5,057,325	(c)	13,574,104
Goodwill	85,069,645	(96,738)	(12,186)	(347,186)	4,911,505	2,124,495	999,821	(c)	92,649,356
Deferred taxes, asset - current	-	-	-	190,000	(190,000)	130,000	2,601,000	(a),(b),(c)	2,731,000
Deferred taxes, asset -non current	-	-	6,000	65,000	4,411,000	161,000	-	(a),(b),(c)	4,643,000
Deferred taxes,liability - non current	715,752	64,491	178,391	418,190	(147,917)	92,722	1,555,124	(a),(b),(c)	2,876,753
Additional paid in capital	85,243,879	-	54,400	(327,400)	2,720,976	5,096,601	7,675,516	(a),(b),(c)	100,463,972
Retained earnings	16,610,811	(1,919)	(176,281)	(1,037,673)	(12,695,748)	(7,231,635)	(16,395,201)	(a),(b),(c)	(20,927,647)
Accounts payable and accrued expenses	2,316,636	-	-	-	61,001	(2,639)	(60,811)	(c)	2,314,187
Income tax payable	3,851,709	-	-	-	63,385	1,677,487	(1,349,652)	(a),(b),(c)	4,242,929
Convertible debentures	10,456,000	-	-	-	(2,439,336)	1,351,830	(13,946)	(a)	9,354,548
Derivative instruments	-	-	-	-	8,528,184	4,836,351	2,635,767	(a)	16,000,302
Due from shareholder	2,954,580	-	-	-	-	(1,388,730)	-	(c)	1,565,850
Acquisition consideration paid in escrow	14,525,761	-	-	-	-		(14,525,761)	(c)	-
Property and equipment, net	10,935,321	-	-	-	-	-	(240,588)	(c)	10,694,733
Current portion of notes payable	9,812,713	-	-	-	-	-	(7,025,761)	(a)	2,786,952
Common stock	5,514	-	-	-	-	-	(102)	(c)	5,412
Current portion of convertible debentures	-	-	-	-	-	(3,885,000)	3,885,000	(a)	-

The following table presents the effect of the restatement on the income statement:

December 31, 2000
	As Previously		Adjustment
	Reported	Adjustments	Description	As Restated
Amortization	$ -	$ 1,919	(c)	$ 1,919

December 31, 2001

	As Previously		Adjustment
	Reported	Adjustments	Description	As Restated
Amortization	$ -	$32,281	(c)	$ 32,281
General and administrative	2,151,046	16,000	(b)	2,167,046
Income tax provision	-	128,000	(c),(b)	128,000

December 31, 2002
	As Previously		Adjustment
	Reported	Adjustments	Description	As Restated
Amortization	$ -	$32,673	(c)	$ 32,673
General and administrative	3,468,515	855,000	(b)	4,323,515
Income tax provision	234,440	150,000	(c),(b)	384,440

December 31, 2003
	As Previously		Adjustment
	Reported	Adjustments	Description	As Restated
Amortization	$ 61,463	$ 52,174	(c)	$ 113,637
General and administrative	7,543,915	13,771,098	(b)	21,315,013
Income tax provision	670,300	(4,344,658)	(c),(b),(a)	(3,674,358)
Interest expense	487,786	43,372	(a)	531,158
Derivative expense	-	3,173,763	(a)	3,173,763

December 31, 2004
	As Previously		Adjustment
	Reported	Adjustments	Description	As Restated
Amortization	$ 274,345	$ 274,884	(c)	$ 549,229
General and administrative	19,832,237	576,419	(b)	20,408,656
Income tax provision	3,086,000	1,324,587	(c),(b),(a)	4,410,587
Interest expense	1,708,077	1,755,600	(a)	3,463,677
Derivative expense	-	3,256,372	(a)	3,256,372
Revenues	37,961,673	(43,773)	(c)	37,917,900

September 30, 2005
	As Previously		Adjustment
	Reported	Adjustments	Description	As Restated
Amortization	$ 333,661	$ 538,610	(c)	$ 872,271
General and administrative	24,218,347	6,763,331	(b)	30,981,678
Income tax provision	5,608,200	(2,452,204)	(c),(b),(a)	3,155,996
Interest expense	2,355,325	1,442,113	(a)	3,797,438
Derivative expense	-	10,103,350	(a)	10,103,350

     The following tables present the effect on results of operations for each of the interim periods during 2005, 2004 and 2003 resulting from the corrections described above:

	2005
	March 31,	June 30,	September 30,
Net income, as previously reported	$ 2,273,178	$ 3,364,190	$ 3,473,897
General and administrative expenses	(22,452)	(5,019)	—
Fair value adjustments for derivative instruments	(18,238,898)	4,992,151	3,143,397
Amortization of debt discount	(470,841)	(741,460)	(229,811)
Compensation charge (benefit) from variable option accounting	(18,138,790)	6,161,631	5,241,297
Amortization of intangibles	(95,894)	(194,662)	(248,053)
Provision for income taxes	6,930,065	(2,466,003)	(2,011,858)
Net income (loss), restated	$ (27,763,632)	$ 11,110,828	$ 9,368,869
Basic earnings per common share:
As previously reported	$ 0.05	$ 0.07	$ 0.06
As restated	$ (0.63)	$ 0.22	$ 0.18
Diluted earnings per common share:
As previously reported	$ 0.04	$ 0.05	$ 0.05
As restated	$ (0.63)	$ 0.18	$ 0.14

The following tables present the effect on results of operations for the nine months ending September 30, 2005:

Pain Care Holdings, Inc.
Consolidated Statement of Operations
For the Nine Months Ending September 30, 2005

September 30, 2005
(As restated)
Pain Management	$35,460,297
Surgeries	4,444,255
Ancillary Services	11,083,701

Total Revenues	50,988,253

Cost of Sales	8,295,102
Gross Profit	42,693,151
General and administrative	30,981,678
Amortization expense	872,271
Depreciation expense	924,542

Operating Income	9,914,660
Interest expense	3,797,438
Derivative expense	10,103,350
Other income	235,321

Income before income taxes	(3,750,807)
Provision for income taxes	3,155,996

Income before minority interests' share	(6,906,803)
Less: Minority interest's share	377,132

Net income	$(7,283,935)

	2004
					Year to
	March 31,	June 30,	September 30,	December 31,	Date
Net income, as previously reported	$ 966,335	$1,757,611	$1,541,879	$1,464,328	$5,730,153
General and administrative expenses	(28,220)	(87,468)	(50,288)	(97,626)	(263,602)
Fair value adjustments for derivative instruments	1,439,619	(2,885,673)	6,286,632	(8,096,950)	(3,256,372)
Amortization of debt discount	(225,217)	55,997	(943,557)	(642,820)	(1,755,597)

Compensation charge (benefit) from variable option accounting	2,243,025	(3,757,355)	8,245,813	(7,088,073)	(356,590)
Amortization of intangibles	(28,638)	(32,217)	(128,262)	(85,769)	(274,886)
Provision for income taxes	(925,378)	1,131,393	(3,042,565)	1,511,962	(1,324,588)
Net income (loss), restated	$ 3,441,526	$(3,817,712)	$ 11,909,652	$(13,034,948)	$(1,501,482)
Basic earnings per common share:
As previously reported	$0.04	$0.06	$0.05	$0.04	$0.14
As restated	$0.13	$(0.13)	$0.38	$(0.32)	$(0.05)
Diluted earnings per common share:
As previously reported	$0.03	$0.04	$0.04	$0.03	$0.11
As restated	$0.11	$(0.13)	$0.31	$(0.32)	$(0.05)

	2003
					Year to
	March 31,	June 30,	September 30,	December 31,	Date
Net income, as previously reported	$ 323,289	$563,000	$360,605	$(33,988)	$1,212,906
General and administrative expenses	—	(123,422)	—	(114,976)	(238,398)
Fair value adjustments for derivative instruments	—	—	—	(3,173,763)	(3,173,763)
Compensation charge (benefit) from amortization of
debt discount	—	—	—	(43,372)	(43,372)
Compensation charge (benefit) from variable option
accounting	(4,204,050)	(4,468,700)	49,800	(4,909,750)	(13,532,700)
Amortization of intangibles	(9,248)	(10,740)	(15,172)	(17,014)	(52,174)
Provision for income taxes (benefit)	939,260	1,631,536	(252,704)	2,026,566	4,344,658
Net (loss) income, restated	$(2,950,749)	$(2,408,326)	$142,529	$(6,266,297)	$(11,482,843)
Basic earnings (loss) per common share:
As previously reported	$0.02	$0.03	$0.02	$(0.01)	$0.06
As restated	$ (0.18)	$(0.12)	$0.01	$(0.26)	$(0.55)
Diluted earnings (loss) per common share:
As previously reported	$0.02	$0.02	$0.01	$0.00	$0.05
As restated	$ (0.18)	$(0.12)	$0.00	$(0.26)	$(0.55)

The following table presents the balance sheet effects as of September 30, 2005 and December 31, 2004 for the corrections noted above:

	September 30, 2005		December 31, 2004
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Assets
Current assets:
Cash	$ 18,086,682	$ 21,836,682	$ 19,100,840	$ 19,100,840
Accounts receivable, net	22,909,586	22,909,586	14,077,643	14,077,643
Acquisition consideration paid in escrow	14,525,761	—	—	—
Deposits and prepaid expenses	3,455,423	3,455,423	1,117,317	1,117,317
Deferred tax assets	—	2,731,000	—	130,000
Total current assets	58,977,452	50,932,691	34,295,800	34,425,800
Property and equipment, net	10,935,321	10,694,733	7,119,065	7,119,065
Goodwill, net	85,069,645	96,957,956	55,237,910	61,817,801
Due from shareholder	2,954,580	1,565,850	1,794,957	406,227
Deferred tax asset	(715,752)	1,766,247	(1,500,200)	2,536,923
Other assets	6,522,189	9,265,505	4,628,770	6,623,360
Total assets	$ 163,743,435	$ 171,182,982	$ 101,576,302	$ 112,929,176
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,316,636	$ 2,314,187	$ 693,682	$ 752,045
Compensation expense	—	21,496,153	—	14,760,290
Derivative liabilities	—	16,000,302	—	13,364,535
Acquisition consideration payable	916,667	916,667	17,900,833	17,900,833
Income tax payable	3,851,709	4,242,929	2,199,100	3,939,972
Current portion of notes payable	9,812,713	2,786,952	765,177	765,177
Current portion of capital lease obligations	1,437,600	1,437,600	930,117	930,117
Current portion of convertible debentures	—	—	3,885,000	2,935,480
Total current liabilities	18,335,325	49,194,790	26,373,909	55,348,449
Notes payable, net of current portion	28,750,000	28,750,000	295,583	295,583
Convertible debentures, net of current portion	10,456,000	9,354,548	17,186,000	13,163,014
Capital lease obligations, net of current portion	2,562,850	2,562,850	2,190,627	2,190,627
Total liabilities	60,104,175	89,862,188	46,046,119	70,997,673
Minority interests	1,732,729	1,732,729	—	—
Stockholders’ Equity:
Common stock, par value $0.0001 per share:
Authorized 200,000,000 shares; issued and outstanding
55,823,026 and 41,512,833 shares	5,514	5,412	4,151	4,151
Preferred stock, par value $0.0001 per share:
Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—	—	—
Additional paid in capital	85,243,879	100,463,972	47,995,110	55,539,687
Retained earnings (accumulated deficit)	16,610,811	(20,927,646)	7,499,546	(13,643,711)
Cumulative translation adjustments	46,327	46,327	31,376	31,376
Total stockholders’ equity	101,906,531	79,588,065	55,530,183	41,931,503
Total liabilities and stockholders’ equity	$ 163,743,435	$ 171,182,982	$ 101,576,302	$ 112,929,176

The following table presents the balance sheet effects as of March 31, 2005, June 30, 2005 and September 30, 2005 for the corrections noted above:

	March 31, 2005		June 30, 2005		September 30, 2005

	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Assets
Current assets:
Cash	$ 10,272,446	$ 10,272,446	$ 12,231,091	$ 12,231,091	$ 18,086,682	$ 21,836,682
Accounts receivable, net	14,301,134	14,301,134	19,575,037	19,575,037	22,909,586	22,909,586
Due from shareholder	2,192,800	804,069	2,290,158	901,428	2,954,580	1,565,850
Acquisition consideration paid in escrow	—	—	—	—	14,525,761	—
Deposits and prepaid expenses	1,976,633	1,976,633	2,286,010	2,286,010	3,455,423	3,455,423
Deferred tax asset	—	7,135,000	—	4,755,000	—	2,731,000
Total current assets	28,743,013	34,489,282	36,382,296	39,748,566	61,932,032	52,498,541
Property and equipment, net	7,190,906	7,190,906	9,614,623	9,614,623	10,935,321	10,694,733
Goodwill, net	55,675,019	66,141,495	72,745,918	84,228,000	85,069,645	96,957,956
Other assets	5,025,377	7,705,599	5,717,021	8,524,248	6,522,189	9,265,504
Deferred tax asset	—	2,354,923	—	2,057,685	—	1,766,247
Total assets	$ 96,634,315	$ 117,882,208	$ 124,459,858	$ 144,173,122	$ 164,459,187	$ 171,182,982
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 849,584	$ 930,239	$ 1,444,715	$ 1,525,369	$ 2,247,741	$ 2,314,187
Accrued compensation expense	—	32,899,080	—	26,737,450	—	21,496,153
Derivative liabilities	—	27,993,686	—	19,143,699	—	16,000,302
Acquisition consideration payable	583,333	583,333	2,154,300	2,154,300	916,667	916,667
Income tax payable	503,004	2,475,978	1,922,359	4,394,981	3,851,709	4,242,929
Interest payable	104,063	—	65,350	—	68,895	—
Current portion of notes payable	658,603	658,603	—	—	9,812,713	2,786,952
Current portion of capital lease obligations	609,443	609,443	1,313,699	1,313,699	1,437,600	1,437,600
Current portion of convertible debentures	2,382,334	2,382,334	—	—	—	—
Total current liabilities	5,690,364	68,532,696	6,900,423	55,269,498	18,335,325	49,194,790
Notes payable, net of current portion	139,035	139,035	13,641,642	13,641,642	28,750,000	28,750,000
Convertible debentures, net of current portion	13,023,266	10,807,187	10,456,000	9,106,972	10,456,000	9,354,548
Capital lease obligations, net of current portion	2,313,341	2,313,341	2,331,563	2,331,563	2,562,850	2,562,850
Deferred tax liability	1,839,367	—	2,505,012	—	715,752	—
Total liabilities	23,005,372	81,792,259	35,834,640	80,349,675	60,819,927	89,862,188
Minority interests	—	—	—	963,127	1,732,729	1,732,729
Stockholders’ equity:
Common stock, par value $0.0001 per share; Authorized 200,000,000 shares; issued and outstanding 55,823,026 and 41,512,833 shares	4,879	4,879	5,216	5,216	5,514	5,412
Preferred stock, par value $0.0001 per share; Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—	—	—	—	—
Additional paid in capital	63,830,551	77,471,621	74,485,837	93,117,494	85,243,879	100,463,972
Retained earnings (accumulated deficit)	9,772,724	(41,407,342)	13,136,914	(30,296,514)	16,610,811	(20,927,646)
Cumulative translation adjustment	20,789	20,789	34,124	34,124	46,327	46,327
Total stockholders’ equity	73,628,943	36,089,947	87,662,091	62,860,320	101,906,531	79,588,065
Total liabilities and stockholders’ equity	$ 96,634,315	$ 117,882,208	$ 124,459,858	$ 144,173,122	$ 164,459,187	$171,182,982

     The following table presents the balance sheet effects as of March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 for the corrections noted above:

	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
	As Previously	As	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Assets
Current assets:
Cash	$10,419,527	$10,419,527	$4,038,249	$4,038,249	$5,031,783	$5,031,783	$19,100,840	$19,100,840
Accounts receivable, net	6,762,493	6,762,493	11,942,589	11,942,589	13,328,623	13,328,623	14,077,643	14,077,643
Due from shareholder	383,090	383,090	28,021	28,021	1,545,097	200,140	1,794,957	—
Acquisition consideration paid	284,964	284,964	79,301	79,301	78,810	78,810	—	—
Deposits escrow and prepaid expenses	599,638	599,638	780,093	780,093	635,506	635,506	1,117,317	1,117,317
Deferred tax asset	—	—	—	—	—	—	—	130,000
Total current assets	18,449,712	18,449,712	16,868,253	16,868,253	20,619,819	19,274,862	36,090,757	34,425,800
Property and equipment, net	4,734,001	4,734,001	6,433,246	6,433,246	6,702,977	6,702,977	7,119,065	7,119,065
Goodwill, net	24,059,078	28,984,604	37,898,540	43,542,191	36,475,796	42,230,992	55,237,910	61,817,801
Deferred tax asset	—	3,662,000	—	4,995,000	—	2,149,000	—	2,536,923
Due from shareholder	—	—	—	—	—	—	—	406,227
Other assets	4,437,083	5,477,125	4,841,698	6,150,175	4,532,904	7,143,979	4,628,770	6,623,360
Total assets	$51,679,874	$61,307,442	$66,041,737	$77,988,865	$68,331,496	$77,501,810	$103,076,502	$112,929,176

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$393,616	$454,617	$671,912	$732,913	$865,590	$926,591	$562,314	$752,045
Accrued compensation expense	—	12,160,675	—	15,918,030	—	7,672,218	—	14,760,290
Derivative liabilities	—	9,705,739	—	11,577,842	—	5,739,613	—	13,364,535
Acquisition consideration
payable	—	—	—	—	—	—	17,900,833	17,900,833
Income tax payable	329,026	473,097	891,329	1,397,109	1,370,060	2,261,994	2,199,100	3,939,972
Interest payable	—	22,917	62,500	58,750	55,975	71,868	131,368	—
Current portion of notes	—	867,206	4,258,850	4,258,850	1,242,791	1,242,791	765,177	765,177
Current payable portion of capital lease obligations	867,206	607,294	611,426	611,426	935,691	935,691	930,117	930,117
Current portion of convertible debentures	607,294	—	2,490,000	2,490,000	3,260,000	3,260,000	3,885,000	2,935,480
Total current liabilities	2,197,142	24,291,545	8,986,017	37,044,920	7,730,107	22,110,766	26,373,909	55,348,449
Shareholder loans	—	—	—	—	70,758	70,758	—	—
Notes payable, net of current portion	51,280	51,280	471,225	471,225	183,925	183,925	295,583	295,583
Convertible debentures, net of current portion	20,000,000	14,716,997	17,373,600	12,562,543	18,180,160	13,238,987	17,186,000	13,163,014
Capital lease obligations, net of current portion	2,451,850	2,451,850	2,455,181	2,455,181	2,318,465	2,318,465	2,190,627	2,190,627
Deferred tax liability	874,608	1,412,455	1,188,711	1,686,716	1,541,300	1,884,077	1,500,200	—
Total liabilities	25,574,880	42,924,127	30,474,734	54,220,585	30,024,715	39,806,978	47,546,319	70,997,673
Stockholders’ equity:
Common stock, par value $0.0001 per share; Authorized 200,000,000 shares; issued and outstanding 55,823,026 and 41,512,833 shares	2,796	2,796	3,109	3,109	3,195	3,195	4,151	4,151

Preferred stock, par value $0.0001 per share;Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—	—	—	—	—	—	—
Additional paid in capital	23,370,697	27,085,449	31,081,243	36,294,273	32,256,259	38,288,292	47,995,110	55,539,687
Retained earnings (accumulated deficit)	2,735,728	(8,700,703)	4,493,339	(12,518,414)	6,035,218	(608,764)	7,499,546	(13,643,711)
Cumulative translationadjustment	(4,227)	(4,227)	(10,688)	(10,688)	12,109	12,109	31,376	31,376
Total stockholders’ equity	26,104,994	18,383,315	35,567,003	23,768,280	38,306,781	37,694,832	55,530,183	41,931,503
Total liabilities and stockholders’ equity	$51,679,874	$61,307,442	$66,041,737	$77,988,865	$68,331,496	$77,501,810	$103,076,502	$112,929,176

The changes in retained earnings are due to the derivative instruments, accounting for stock options, accounting for purchase acquisitions, and provision for income taxes. The table below reflects these changes in summary form:

For the period ending:	Retained Earnings (Accumulated Deficit)

	As Previously Reported	Accumulated Adjustments	As Restated
12/31/2000	$ (494,351)	$(1,919)	$ (496,270)
12/31/2001	(148,547)	(178,200)	(326,747)
12/31/2002	556,487	(1,215,873)	(659,386)
12/31/2003	1,769,393	(13,911,622)	(12,142,229)
12/31/2004	7,499,546	(21,143,257)	(13,643,711)
9/30/2005	16,610,811	(37,538,458)	(20,927,647)

The changes to additional paid in capital are due to the derivative instruments, accounting for purchase acquisitions, and provision for income taxes. The table below reflects these changes in summary form:

For the period ending:	Additional Paid in Capital

	As Previously Reported	Accumulated Adjustments	As Restated
12/31/2001	$ 2,640,689	$ 54,400	$ 2,695,089
12/31/2002	7,019,246	(273,000)	6,746,246
12/31/2003	21,700,894	2,447,976	24,148,870
12/31/2004	47,995,110	7,544,577	55,539,687
9/30/2005	85,243,879	15,220,093	100,463,972

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

Accrued compensation Adjustments
For the period ending:
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

Pro Forma Consolidated Statement of Operations
Year Ended December 31, 2005
(Unaudited)

	PainCare						CENTENO	Pro Forma
	Historical	CPS (4)	LWSC (5)	GSC (6)	PCSD(7)	RING(8)	(9)	Adjustment	Pro Forma
Revenues	$68,663,797	$722,974	$1,828,266	$2,724,346	$ 817,534	$ 773,146	$2,169,806	$ —	$77,699,869
Cost of revenues	12,470,369	326,637	301,437	307,342	168,640	180,000	87,514	(621,570)(1)	13,220,369
Gross profit	56,193,428	396,337	1,526,829	2,417,004	648,894	593,146	2,082,292	621,570	64,479,500
Operating expenses:
General and administrative	38,084,609	398,396	687,917	752,747	333,018	179,218	1,982,720	(1,479,581)(2)	40,939,044
Compensation expense	2,382,259	—	—	—	—	—	—	—	2,382,259
Depreciation and amortization expense	3,145,754	—	—	84,212	2,284	—	—	—	3,232,250
Operating income (loss)	12,580,806	(2,059)	838,912	1,580,045	313,592	413,928	99,572	2,101,151	17,925,947
Interest expense	(5,795,915)	(2,040)	(1,089)	(15,092)	(4,529)	—	(11,005)	—	(5,829,670)
Derivative expense	(7,055,502)								(7,055,502)
Other income	444,549	—	38,099	2,938	—	2,748	—	—	488,334
Income (loss) before taxes	173,938	(4,099)	875,922	1,567,891	309,063	416,676	88,567	2,101,151	5,529,109
Provision for income taxes	4,925,679	—	—	—	—	—	—	1,138,907(3)	6,064,586
Income (loss) before minority interests’ share	(4,751,741)	(4,099)	875,922	1,567,890	309,063	416,676	88,567	962,244	(535,477)
Minority interests’ share	(587,637)	—	(284,675)	(423,330)	—	—	—	—	(1,295,642)
Net income (loss)	$(5,339,378)	$(4,099)	$591,247	$1,144,561	$ 309,063	$ 416,676	$88,567	$ 962,244	$(1,831,119)

Basic loss per common share									$ (0.03)
Basic weighted average common sharesoutstanding									53,360,077
Diluted loss per common share									$ (0.03)
Diluted weighted average common shares outstanding									53,360,077

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

Pro Forma Consolidated Statement of Operations
Year Ended December 31, 2004
(Unaudited)

	PainCare		GPP/GSC	DYNAMIC	TAYLOR	ZOLPER		ProForma
	Historical	DPM (3)	(4)	(5)	(6)	(7)	CPM (8)	Adjustments	Pro Forma
Revenues	$37,917,900	$ 897,909	$ 749,511	$2,271,031	$1,067,205	$ 671,563	$ 6,872,177	$ —	$50,447,296
Cost of revenues	6,663,945	148,520	50,394	344,613	14,086	37,819	687,500		7,946,877
Gross profit	31,253,955	749,389	699,117	1,926,418	1,053,119	633,744	6,184,677	—	42,500,419
Operating expenses:
General and administrative	20,052,066	385,400	613,586	1,728,980	619,592	255,298	1,093,220	(907,686)(1)	23,840,456
Compensation expense	356,590	—	—	—	—	—	—	—	356,590
Depreciation and amortization expense	1,386,713	—	23,400	36,735	22,707	—	16,500	—	1,486,055
Operating income	9,458,586	363,989	62,131	160,703	410,820	378,446	5,074,957	907,686	16,817,318
Interest expense	(3,463,677)	—	(1,724)	(4,044)	(5,419)	(4,049)	—	—	(3,478,913)
Derivative expense	(3,256,372)	—	—	—	—	—	—	—	(3,256,372)
Other income	170,569	—	25,247	—	1,161	73	79	—	197,128
Incomebefore taxes	2,909,105	363,989	85,654	156,659	406,562	374,470	5,075,036	907,686	10,279,161
Provision for income taxes	4,410,587	—	—	—	—	—	—	2,272,494(2)	6,683,081
Net income (loss)	$(1,501,482)	$ 363,989	$ 85,654	$156,659	$406,562	$ 374,470	$ 5,075,036	$(1,364,808)	$3,596,020

Basic earnings per common share									$ 0.10
Basic weighted average common shares outstanding									37,905,097
Diluted earnings per common share									$ 0.09
Diluted weighted average common shares outstanding									42,427,834

Footnotes to Unaudited Pro Forma Financial Statements:

1)	Adjustment for non-recurring general and administrative expenses.
2)	Represents the provision for income taxes at an effective rate of 35%.
3)	Represents the results from the period beginning on January 1, 2004 and ending on March 31, 2004.
4)	Represents the results from the period beginning on January 1, 2004 and ending on April 30, 2004.
5)	Represents the results from the period beginning on January 1, 2004 and ending on May 31, 2004.
6)	Represents the results from the period beginning on January 1, 2004 and ending on May 31, 2004.
7)	Represents the results from the period beginning on January 1, 2004 and ending on June 30, 2004.
8)	Represents the results from the period beginning on January 1, 2004 and ending on November 30, 2004.

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

		Contingent	Contingent	Contingent
	Initial	Consideration	Consideration	Consideration
Company Name	Consideration	Year 1	Year 2	Year 3	Total
Advanced Orthopaedics of S. Florida II, Inc.	$ 2,456,658	$350,000	$639,834	$467,075	$3,913,567
Rothbart Pain Management Clinic, Inc.	834,788	260,290	348,330	754,513	2,197,921
Pain and Rehabilitation Network, Inc.	690,478	1,133,333	872,152	257,400	2,953,363
Medical Rehabilitation Specialists II, Inc.	3,467,358	856,558	959,906	N/A	5,283,822
Associated Physicians Group	5,030,025	1,902,083	913,409	N/A	7,845,517
Spine and Pain Center	1,406,715	446,547	416,667	N/A	2,269,929
Health Care Center of Tampa, Inc.	4,010,749	1,361,915	1,291,667	N/A	6,664,331
Bone and Joint Surgical Clinic	3,215,025	777,439	436,667	N/A	4,429,131
Kenneth M. Alo, MD, PA	4,243,164	1,209,350	1,166,667	N/A	6,619,181
Georgia Pain Physicians & Surgical Centers, Inc.	2,147,518	723,090	N/A	N/A	2,870,608
Dynamic Rehabilitation Centers	4,230,687	1,478,923	N/A	N/A	5,709,610
Rick Taylor, DO, PA (Pain Care Clinics)	4,222,873	1,217,417	N/A	N/A	5,440,290
Benjamin Zolper, MD, Inc.	1,596,660	581,951	N/A	N/A	2,178,611
The Center for Pain Management	16,711,475	4,583,334	N/A	N/A	21,294,809
Colorado Pain Specialists	5,657,494	N/A	N/A	N/A	5,657,494
Lake Worth Surgical Center	6,741,879	N/A	N/A	N/A	6,741,879
Gables Surgical Center	7,057,475	N/A	N/A	N/A	7,057,475
Piedmont Center for Spinal Disorders	2,033,839	N/A	N/A	N/A	2,033,839
Floyd O. Ring, Jr., MD, PC	2,534,617	N/A	N/A	N/A	2,534,617
Christopher J. Centeno, MD & Therapeutic Mgmt	7,772,298	N/A	N/A	N/A	7,772,298

Total Goodwill					$111,468,292

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Balance, beginning of year	$61,817,801	$26,402,131
Goodwill acquired during year	31,797,602	25,295,437
Additional consideration paid for goodwill during the year	17,852,889	10,120,233
Balance, end of year	$ 111,468,292	$61,817,801

(7)Other assets

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

     The Company purchased from Rehab Management Group, Inc., a South Carolina based corporation (“RMG”), all rights, title and interest that RMG owns or acquires and all management fees, revenues, compensation and payments of any kind with respect to three electro-diagnostic management agreements with the named physician’s practice:

Name of Physician’s Practice	Purchase Price
Associated Physicians Group, Ltd. (“APG”), a fully integrated treatment practice	$107,500 in cash and 48,643 shares of common stock, plus contingent payments of up to $215,000 in cash and common stock if certain earnings goals are met.
Statesville Pain Associates, P.C. (“SPA”), a North Carolina professional corporation	$375,000 in cash and 169,683 shares of common stock, plus contingent payments of up to $750,000 in cash and common stock if certain earnings goals are met.
Space Coast Pain Institute, P.C. (“SCPI”), a Florida professional corporation	$275,000 in cash and 124,434 shares of common stock, plus contingent payments of up to $550,000 in cash and common stock if certain earnings goals are met.

These contract rights are being amortized over the contract term of twelve years.

The table below summarizes the other assets at December 31, 2005 and 2004:

		2005			2004
Asset	Cost	Amortization	Net Value	Cost	Amortization	Net Value
MedX Distribution right	$ 2,212,673	$ 581,831	$ 1,630,842	$ 2,212,673	$ 208,975	$ 2,003,698
Deferred acquisition costs	475,958	—	475,958	—	—	—
Contract Right – DPM	6,026,200	677,124	5,349,076	1,717,600	160,540	1,557,060
Contract Right – APG	486,023	34,452	451,571	291,667	14,667	277,000
Contract Right – SPA	1,433,132	118,657	1,314,475	1,006,000	50,400	955,600
Contract Right – SCPI	1,051,564	87,095	964,469	738,333	37,000	701,333
Physician practice and surgery centeracquisitions	2,161,757	513,326	1,648,431	1,395,370	266,701	1,128,669
Total	$ 13,847,307	$ 2,012,485	$ 11,834,822	$ 7,361,643	$ 738,283	$ 6,623,360

     Amortization of intangible assets for the years ended December 31, 2005, 2004 and 2003 were $513,326, $266,701 and $119,047 respectively, and is included in amortization in the accompanying statement of operations.

Estimated amortization of intangible assets for each of the next five years is as follows:

Amortization of intangible assets
2006	1,472,207
2007	1,470,287
2008	1,449,174
2009	1,448,781
2010	1,429,281

(8) Acquisition Consideration Payable

The Company is obligated at December 31, 2005 to pay initial and contingent consideration on the following

Company Name	Stock Value	Cash Value	Total
Pain and Rehabilitation Network	$ 128,700	$ 128,700	$ 257,400
Center for Pain Management	2,291,667	2,291,666	4,583,333
Spine and Pain Center	208,333	208,334	416,667
Health Care Center of Tampa	645,833	—	645,833
Bone and Joint Surgical Clinic	218,333	218,334	436,667
Kenneth M. Alo, M.D., P.A.	583,333	583,334	1,166,667
Contract Right – APG	35,833	35,834	71,667
Contract Right – SPA	125,000	125,000	250,000
Contract Right - SCPI	91,667	91,666	183,333
Total			$ 8,011,567

The contingent consideration paid in stock represents the dollar value of the stock to be paid to the seller.

(9) Long-Term Debt

Long-term debt consists of the following on December 31:

	2005	2004
Promissory note for Bone and Joint Surgical Clinic to financial institution, dated April 13, 2004. Variable interest rate currently at 7.25%. Originally due on January 20, 2006. Repaid in 2005.	$ —	$ 364,715
Line of credit for Dr. Kenneth M. Alo to financial institution, dated October 17, 2003. Interest is 4% annually.	—	145,000
Promissory note for PainCare, Inc. to financial institution due in monthly payments of $791.49 bearing 6.07% interest. Originally due on June 24, 2007. Repaid in 2005.	—	25,117
Note payable for Dynamic Rehabilitation Centers, Inc. to financial institution with monthly payments of $2,535, including principal and interest at 8% through July, 2006. Repaid in 2005.	—	36,237
Note payable for Dynamic Rehabilitation Centers, Inc. to financial institution with monthly payments of $1,928,including principal and interest at 5.25% through January, 2009. Repaid in 2005.	—	77,583
Line of credit for Rothbart Pain Management Clinic, Inc. to financial institution due on demand. Interest rate is Prime plus 2%.	—	46,393
Note payable to vendor that is non-secured for Georgia Pain Physicians. Due on demand with 4% interest.	—	79,808
Note payable to bank for Rick Taylor, D.O., P.A. with monthly payments of $8,761, including principal and interest at 7.0% through July, 2007, due upon demand and secured by medical equipment.	—	247,737
Note payable at Associated Physicians Group secured by equipment. Due on demand with 4% interest.	—	38,170
Note payable to PSHS Partnership Ventures, Inc. (a)	1,305,284	—
Note payable to Gary J. Lustgarten Profit Sharing and Trust (b)	271,934	—
Note payable to HBK Investments L.P. (c)	28,367,363	—
Line of credit payable to Wells Fargo (d)	68,000	—
	30,012,581	1,060,760
Less current installments	3,883,012	765,177
	$26,129,569	$ 295,583

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
(d)	Line of credit payable to Wells Fargo for equipment at The Centeno Clinic due on January 25, 2007 with prime + 2% interest payable monthly. The unused portion of the credit line is $82,000. The line of credit is secured by property for use in the practice.

(10) Convertible Debt

Convertible debentures consist of the following at December 31, 2005 and December 31, 2004:
	2005	2004
Face value none and $5,000,000 Secured Convertible Term Note, variable rate of prime plus 2% (7.5%), due in stated monthly payments of $70,000 to January 2005, $150,000 from February 2005 to January2006, $181,667 from February 2006 to January 2007 and a final payment of $500,000 at maturity on February 24, 2007 (a, c, d, e)	$ —	$ 3,478,365
Face value none and $5,000,000 Secured Convertible Term Note, variable rate of prime plus 2% (7.5%) due in stated monthly payments of $70,000 to February 2005, $150,000 from March 2005 to February 2006, $181,667 from March 2006 to February 2007 and a final payment of $500,000 at maturity on March 22, 2007 (a, c, d, e)	—	3,267,051
Face value none and $1,500,000 Secured Convertible Term Note, variable rate of prime plus 2% (7.5%), due in stated monthly payments of $25,000 to May 2005, $50,000 from June 2005 to May 2006 and $60,000 from June 2006 to May 2007; matures June 30, 2007 (a, c, d, e)	—	823,506
Face value $1,500,000 Convertible Debenture, 7.5%, interest due quarterly, maturing June 30, 2007 (b, c, d)	1,133,877	1,126,508
Face value $8,955,160 and $10,000,000 Convertible Debenture, 7.5%, interest due quarterly, maturing December 17, 2006 (b, c, d, e)	8,519,131	7,403,064
	9,653,008	16,098,494
Less current maturities	8,519,131	2,935,480
Convertible debentures	$1,133,877	$ 13,163,014

	Carrying	Original
	Value	Terms
Scheduled maturities as of December 31, 2005, are as follows:

2006	8,519,131	$ 14,935,007
2007	1,133,877	2,731,493
	9,653,008	$ 17,666,500

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

Holder	Laurus February 2004	Laurus March 2004	Laurus June 2004	Midsummer June 2004	Midsummer December 2003
Financing Date
Allocation:
Warrants	$ 583,800	$718,651	$270,600	$196,763	$1,027,708
Conversion feature	781,711	961,806	271,905	201,905	1,405,000
Debt instrument	3,634,489	3,319,543	957,495	1,101,332	7,567,292
Total proceeds	$ 5,000,000	$5,000,000	$1,500,000	$1,500,000	$10,000,000

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

The following tabular presentation reflects the amortization of the debt discounts included in interest for each instrument:

Holder	Laurus	Laurus	Laurus	Midsummer	Midsummer
Financing Date	February 2004	March 2004	June 2004	June 2004	December 2003	Total
Year ended December 31, 2005	$ 248,981	$244,380	$141,428	$105,660	$956,166	$1,696,615
Year ended December 31, 2004	$ 497,999	$477,142	$94,954	$56,289	$764,159	$1,890,543

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

(11)Derivatives

Fair Value of Financial Instruments

     The fair values of debt instruments for disclosure purposes only are estimated based upon the present value of the estimated cash flows at credit risk adjusted interest rates, ranging from 9.22% to 10.09% for convertible instruments. As of December 31, 2005, estimated fair values and respective carrying values for debt instruments are as follows:

		Carrying
Debt Instrument	Fair Value	Value
$1,500,000 Face Value Convertible Debenture	$1,554,718	$1,133,877
$8,955,160 Face Value Convertible Debenture	$9,530,899	$8,519,131
Other indebtedness	$39,171,909	$39,171,909

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

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2005 and2004:

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

Fair value considerations for derivative financial instruments:

     Freestanding financial instruments, consisting of warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of December 31, 2005 are as follows:

Holder	Laurus	Laurus	Laurus	Midsummer	Midsummer
Financing Date	February	March 2004	June 2004	June 2004	December 2003
Exercise prices	$ 4.24—	$ 3.60—$4.18	$ 3.60—$3.76	$ 1.90	$ 1.90
Term (years)	5.4	5.5	5.8	2.8	2.2
Volatility	42.69%	42.69%	42.69%	43.41%	41.17%
Risk-free rate	4.5%	4.5%	4.5%	4.5%	4.5%

Significant assumptions included in this model as of December 31, 2004 are as follows:

Holder	Laurus	Laurus	Laurus	Midsummer	Midsummer
Financing Date	February	March 2004	June 2004	June 2004	December 2003
Exercise prices	$ 4.24—	$ 3.60—$4.18	$ 3.60—$3.76	$ 1.90	$ 1.90
Term (years)	6.1	6.2	6.5	3.5	2.9
Volatility	42.69%	42.69%	42.69%	43.41%	41.17%
Risk-free rate	4.5%	4.5%	4.5%	4.5%	4.5%

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

Significant assumptions included in this model as of December 31, 2005 and 2004 are as follows:

Holder
	Laurus	Laurus	Laurus	Midsummer	Midsummer
Financing Date	February 2004	March2 004	June 2004	June 2004	December 2003
Conversion prices	$ 3.12	$ 2.70	$ 2.92	$ 1.90	$ 1.90
Actual term	2.1	2.2	2.5	2.5—1.8	1.9—1.2
Equivalent term	.9	.7	.6	3	3
Equivalent volatility	42.00%	42.18%	42.32%	42.32%	43.72%
Equivalent interest rate	2.14%	1.92%	3.33%	3.33%	2.34%
Equivalent yield rate	11.39%	14.76%	23.11%	15.92%	11.62%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

(12)Leases

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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax expense for the years ended December 31, 2005, 2004 and 2003 are presented below:

	2005	2004	2003
Deferred tax expense (benefit):
Non-cash accrued compensation expense	$ 378,974	$ (171,152)	$ (4,682,948)
Property and equipment, primarily due to accelerated depreciation	268,680	438,630	262,593
Amortization of the excess of purchase price over fair value of assetsacquired	918,477	164,053	185,067
Amortization of unstated interest on deferred, contingent purchase pricepayments	147,497	118,701	—
Net operating loss carry forward	—	—	202,202
Allowance for doubtful accounts	(613,446)	(137,555)	—
Other	98,456	82,000	82,001
Deferred state income taxes	(82,905)	(28,715)	229,356
Total	$ 1,115,733	$ 465,962	$ (3,721,729)

Significant components of the Company’s net deferred tax asset at December 31, 2005 and 2004 are presented in the following table:

	2005	2004
Deferred tax assets
Allowance for doubtful accounts	$624,638	$ 130,000
Employee compensation and retirement benefits	3,945,886	4,163,327
Gross deferred tax assets	4,570,524	4,293,327
Deferred tax liabilities
Fixed assets	1,182,294	939,308
Intangibles	1,058,900	294,831
State income taxes	95,603	84,021
Other	682,482	308,189
Gross deferred tax liabilities	3,019,279	1,626,349
Net deferred tax assets	$1,551,245	$ 2,666,923

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

(14)Stock Options and Warrants

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

(15)Commitments and Contingencies

     The Company has entered into amended five-year employment agreements with its Chief Executive Officer, Chief Financial Officer and President requiring aggregate annual salaries of $910,000 beginning in August 2005.

(16)Comprehensive Income (Loss)

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

	2005
	(In thousands, except per share data)
	Q1	Q2	Q3	Q4
Net revenue	$ 14,237	$ 15,888	$ 20,863	$ 17,676
Income (loss) from operations	(14,191)	11,945	12,161	2,666
Net income (loss)	$ (27,764)	$ 11,111	$9,369	$ 1,945
Basic earnings (loss) per common share	$ (0.63)	$ 0.22	$0.18	$ 0.04
Diluted earnings (loss) per common share	$ (0.63)	$ 0.18	$0.14	$ 0.03
Basic weighted average common shares outstanding	44,413	51,622	53,496	55,700
Diluted weighted average common shares outstanding	44,413	61,804	65,021	66,700

	2004
	(In thousands, except per share data)
	Q1	Q2	Q3	Q4
Net revenue	$ 6,860	$ 9,117	$ 10,462	$ 11,479
Income (loss) from operations	3,808	(648)	11,001	(4,702)
Net income (loss)	$ 3,442	$ (3,818)	$ 11,910	$ (13,035)
Basic earnings (loss) per common share	$ 0.13	$ (0.13)	$ 0.38	$ (0.32)
Diluted earnings (loss) per common share	$ 0.11	$ (0.13)	$ 0.31	$ (0.32)
Basic weighted average common shares outstanding	27,377	29,036	31,693	40,981
Diluted weighted average common shares outstanding	32,663	29,036	39,266	40,981
	2003
	(In thousands, except per share data)
	Q1	Q2	Q3	Q4
Net revenue	$ 2,498	$ 3,775	$4,376	$ 4,332
Income (loss) from operations	(3,625)	(3,824)	526	(4,574)
Net income (loss)	$ (2,951)	$ (2,408)	$142	$ (6,266)
Basic earnings (loss) per common share	$ (0.18)	$ (0.12)	$0.01	$ (0.26)
Diluted earnings (loss) per common share	$ (0.18)	$ (0.12)	$0.00	$ (0.26)
Basic weighted average common shares outstanding	16,837	20,846	23,202	24,453
Diluted weighted average common shares outstanding	16,837	20,846	30,914	24,453

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

(19)Related Party Transactions

     During the years ended December 31, 2005, 2004 and 2003, the Company had transactions with companies owned by certain shareholders of the Company. The following is a summary of transactions with these entities:

Expense related to the years ended December 31:
Type of
Practice Name	Practice	Type of Related Party Transaction	2005	2004	2003	As Reported
Associated Physicians Group, Ltd.	Managed Practice	The Company leases its office space from a limited liability company partially owned by a certain shareholder of the Company. The lease commenced January 1, 2005 for an initial term of ten years with the option to renew for two five year periods.	$ 108,255	$ —	$ —	G&A
The Center for Pain Management, LLC	Managed Practice	The Company leases certain employees from a limited liability company owned by certain shareholders of the Company. The Company also charged this entity for the use of its equipment and certain services.	$ 674,432	$ 7,755	$ —	G&A
		The Company has an agreement to outsource its billing and collections function to a limited liability company owned by certain shareholders of the Company. The Company is charged a fee of 8% of net collections under this arrangement. * (A) * (B)	$ 836,562	$ —	$ —	G&A
Dynamic Rehabilitation Centers, Inc.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease associated with the Redford location has a ten year term commencing January 1, 2000 with no option to renew. The lease associated with the Clinton Township location commenced October 8, 2004 and expires December 31, 2014.The lease was amended in July 2005 for the occupancy of additional space by the Company.	$ 182,751	$ 82,107	—	G&A
		The Company provides services for billing, accounting and management oversight to a limited liability company owned by certain shareholders of the Company. * (C)	$ 885,471	—	—	G&A
Health Care Center of Tampa, Inc.	Owned Practice	The Company has an agreement to outsource its billing and collections function to a limited liability company owned by a certain shareholder of the Company. The Company is charged a fee of 10% of net collections under this arrangement.	$ 272,708	$ 242,661	—	G&A
Rick Taylor, D.O., P.A.	Managed Practice	The Company has an agreement to lease an aircraft from a limited liability company owned by a certain shareholder of the Company. The lease agreement was entered into in June 2003 for a period of 60 months. Effective January 1, 2005, the lease payment was lowered to a nominal amount of $1 per year; the Company will continue to pay a third party provider for the related fuel and maintenance cost. Effective January 1, 2004 the lease fee was reduced from the original amount of $12,000 per month to $7,000 per month; maintenance, fuel, insurance recurring training, hangar rental and any other fees required to maintain the aircraft were the responsibility of the Company.	$ 1	$ 49,000	—	G&A
Spine and Pain Center, P.C.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease commenced December 23, 2003 and expires December 31, 2008, with no option to renew.	$ 99,996	$ 99,996	—	G&A
		The Company, through a subsidiary, is the majority partner of the PSHS Alpha Partners, Ltd. Partnership Dr. Merrill Reuter , the Company’s chairman, is a minority partner of partnership. The Company owns 67.5% and Dr. Reuter owns 9.75% of the partnership. Dr. Reuter received distributions from the partnership of $131,625 representing his share of the profits of the surgery center for the period between May 12, 2005 and December 31, 2005. These distributions are reported as minority interest on the balance sheet.	$ 131,625	—	—

(A)	The Company has the option to purchase a ‘Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating a competitive rehabilitation clinic that fall outside a ten mile radius from the Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.
(B)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating a competitive surgery center that fall outside a ten mile radius from the Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.
(C)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating competitive rehabilitation clinics that fall outside a ten mile radius from the Dynamic Rehabilitation Centers, Inc. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.

(20)Subsequent Events

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

(21)Litigation

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

(23)Operating Segment and Geographic Information

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

	December 31, 2005 (in thousands)
			Ancillary
	Pain Mgmt	Surgeries	Services	Corporate	Total
Revenues	$ 43,269	$ 6,165	$ 19,230	$ —	$ 68,664
Gross profit	36,632	5,110	14,451	—	56,193
General and administrative expenses	17,086	3,152	8,184	9,663	38,085
Compensation expense-variable stock options	—	—	—	2,382	2,382
Amortization	550	—	—	979	1,529
Depreciation	478	66	426	646	1,616
Operating income (loss)	$ 18,518	$ 1,892	$ 5,841	$ (13,670)	$ 12,581

	December 31, 2004 (in thousands)
			Ancillary
	Pain Mgmt	Surgeries	Services	Corporate	Total
Revenues	$ 22,317	$ 5,203	$ 10,398	$ —	$ 37,918
Gross profit	18,249	4,607	8,398	—	31,254
General and administrative expenses	8,002	2,613	3,571	5,866	20,052
Compensation expense-variable stock options	—	—	—	357	357
Amortization	—	—	—	549	549
Depreciation	132	72	128	505	837
Operating income (loss)	$ 10,115	$ 1,922	$ 4,699	$ (7,277)	$ 9,459

	December 31, 2003 (in thousands)
			Ancillary
	Pain Mgmt	Surgeries	Services	Corporate	Total
Revenues	$ 6,117	$ 3,431	$ 5,433	$ —	$ 14,981
Gross profit	3,718	1,958	4,718	—	10,394
General and administrative expenses	2,168	748	1,404	3,462	7,782
Compensation expense-variable stock options	—	—	—	13,533	13,533
Amortization	—	—	—	114	114
Depreciation	17	18	44	384	463
Operating income (loss)	$ 1,533	$ 1,192	$ 3,270	$ (17,493)	$ (11,498)

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