Form 10-K
period 2006-12-31
PAINCARE HOLDINGS INC
filed 2007-04-02
CIK 1003472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006
OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the transition period from/to
Commission File Number 001-14160

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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of (“accelerated filer and large accelerated filer”), an accelerated filer, or a non-accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. ) Yes ☐ No ☑

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the American Stock Exchange on June 30, 2006 was approximately $134.0 million.

As of March 21, 2007 the number of common shares outstanding was: 66,679,788.

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

     These forward-looking statements, which may include statements regarding our future financial performance or results of operations, including expected revenue growth, cash flow growth, future expenses, future operating margins and other future or expected performance, are subject to the following risks:

•	the acquisition of businesses or the launch of new lines of business, which could increase operating expenses and dilute operating margins

•	the inability to attract new patients by our owned practices, the managed practices and the limited management practices

•	increased competition, which could lead to negative pressure on our pricing and the need for increased marketing

•	the inability to maintain, establish or renew relationships with physician practices, whether due to competition or other factors

•	the inability to comply with regulatory requirements governing our owned practices, the managed practices and the limited management practices

•	that projected operating efficiencies will not be achieved due to implementation difficulties or contractual spending commitments that cannot be reduced

•	current cash on hand will be inadequate to fund daily operations

•	general risks associated with our businesses.

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

TABLE OF CONTENTS
PART I
Item	1.	Business	1
Item	1 A.	Risk Factors	19
Item	1 B.	Unresolved Staff Comments	33
Item	2.	Properties	34
Item	3.	Legal Proceedings	34
Item	4.	Submission of Matters to a Vote of Security Holders	35
PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
		Equity Securities	36
Item	6.	Selected Consolidated Financial Data	38
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	39
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	69
Item	8.	Financial Statements and Supplementary Data	70
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item	9A.	Controls and Procedures	75
Item	9B.	Other Information	76
PART III
Item	10.	Directors and Executive Officers of the Registrant	76
Item	11.	Executive Compensation	79
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
		Matters	90
Item	13.	Certain Relationships and Related Transactions, and Director Independence	92
Item	14.	Principal Accountant Fees and Services	92
PART IV
Item	15.	Exhibits and Financial Statement Schedules	93
SIGNATURES			95

PART I

ITEM 1. BUSINESS

Overview

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

     We are a health care services company focused on the treatment of pain. We currently own or manage 24 pain-focused physician practices offering such services as: pain management, minimally invasive spine surgery and ancillary services including; orthopedic rehabilitation, electrodiagnostic medicine, intra-articular joint injections and diagnostic imaging services. Our physicians are trained in specialties such as interventional pain management, orthopedics or physiatry, and utilize the latest medical technologies, clinical practices and equipment to offer cost-effective pain relief.

     PainCare has defined four reportable segments: pain management, surgery, ancillary service and corporate and other. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 23” of “Notes to Consolidated Financial Statements” for financial information about these segments for the years ended December 31, 2006, 2005 and 2004.

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

     It is estimated that 75-150 million people in the United States have a chronic pain disorder according to a 2005 publication by the American Pain Society and, according to MarketData Enterprises, 2.9 million of those suffering seek treatment by pain specialists. Another 76.5 million Americans reported suffering from acute pain that persisted for more than 24 hours in duration according to the American Pain Foundation in 2006. These studies found that the back was the source of the most pain. As the “baby boom” population ages, the number of people who will require treatment for pain from back disorders, degenerative joint diseases, rheumatologic conditions, visceral diseases and cancer is expected to continue to rise. It is estimated by the National Pain Foundation that the annual cost to Americans suffering pain is $500 billion each year.

     The medical community’s awareness of the need for pain management has increased in recent years. Both the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) and the Veterans Health Administration have adopted Pain as the 5th Vital Sign. This initiative mandates that pain be taken seriously and assessed adequately and treated in the majority of hospitals and clinics nationwide according to the National Pain Foundation. In 2001, JCAHO published standards that incorporated pain management into the standards for accredited health care providers. The

JCAHO standards stress patients’ rights to appropriate assessment and management of pain, and require treatment of pain along with the underlying disease or disorder. As a result, we believe that pain management is growing in significance as a medical specialty as is the increased demand for pain treatment.

     We have relationships with 59 physician practices and ambulatory surgery center locations. Through our subsidiaries, we operate three types of practice arrangements:

•	We employ licensed physicians in 12 practices which we own;

•	We have acquired the non-medical assets and we provide general management services to 19 physician practices;

•	We provide limited management services to 35 physician practices in areas such as in-house physical therapy, electrodiagnostic services and intra-articular joint injection programs.

     In a typical wholly-owned practice, we acquire all of the assets of a physician practice from the owner physicians. We establish a wholly-owned subsidiary to own and operate this practice. We enter into employment agreements with the selling physicians, usually for a five year term, which provide for base compensation and incentive compensation based upon increases in operating earnings. These contracts are subject to earlier termination in certain circumstances. The physicians are subject to confidentiality and non-competition provisions that typically run for two years following the termination of the physician’s employment agreement.

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

     We are now in the rollout phase of our latest business initiative centered on effecting a new industry paradigm in the delivery of state-of-the-art, pain-focused, medical care and payor administration. Through our new wholly-owned subsidiary, Integrated Pain Solutions (IPS), we plan to leverage our centralized and specialized knowledge base of advanced pain diagnostics, interventional pain management and functional restoration procedures and solutions. IPS is developing, administering and tracking the outcome of proprietary, evidence-based, clinical pathways for the management of acute or chronic pain. This clinical criteria will serve as the basis of the delivery of quality care by highly credentialed, multi-disciplined provider networks contracted and managed by IPS in select U.S. markets.

Business Strategy

     Our objective is to become the leading provider of specialty pain care services in North America. To grow our practices, we intend to:

•	Focus on pain treatment. All of our operations to date have been specifically focused in the area of pain treatment. We intend to continue to focus on the treatment of pain through acquisition, management, and the provision of services to practices that serve the pain treatment market.

•	Deploy additional services to grow physician practices. We intend to enhance the capacity of our practices for organic growth by increasing the range of services offered by our practices. By deploying additional physicians and equipment, we can perform in-house those necessary procedures and services that would ordinarily be referred to other providers, which we believe can result in higher quality care and increased revenues to our practices.

•	Utilize advanced medical technologies. Many of our physicians are thought leaders in their respective fields and employ the latest clinical techniques and medical technologies for the treatment of pain. We intend to support the use of new technology in pain treatment through the deployment of additional specialized physicians who are familiar with these techniques and technologies and by providing the latest, state-of-the- art equipment. For example, we deploy MedX rehabilitation equipment to orthopedic rehabilitation facilities, which has demonstrated the ability to improve patient outcomes.

•	Adopt a more hands-on approach. We intend to focus on the management and organic growth of our existing national network of pain practices to provide pain management services in a cost efficient manner aimed at maximizing stockholder value.

     As part of our growth strategy, we intend to continue to evaluate our acquisition program to target profitable acquisitions that are parallel to our core business and have the capacity for growth through the addition of specialized physicians and ancillary services.

     Given the current status of liquidity, acquisitions in the near term will need to be done on a highly selective basis and meet parameters acceptable to our lenders.

     While historical growth has primarily come from the acquisition of physician practices and the organic growth from those practices previously described, future growth is expected to come from Integrated Pain Solutions ("IPS").

      Our objective is to become the pre-eminent utilization management service provider for patients requiring pain-related treatment. To facilitate growth we intend to:

 - Offer a "patient centered" network as part of its menu. Other menu items include individualized guidance, algorithm-based case management, care coaching and evidence based and outcome driven pain managment.

-  Build programs that balance patient medical conditions with health plan parameters. These programs will include case management, care coaching, quality improvement and physician education.

- Benefit providers by using an algorithm based triage system and accumulate all patient provider and encounter information in a centralized data warehouse. This data will subsequently be biostatistically analyized to determine clinical efficiency leading to the most effective treatment pathways.

Our Operations

     The following table is a list of our owned practices (“O”), managed practices (“M”) , continuing operations ("C"), discontinuing operations ("D") and outpatient surgery centers, including the original specialty of these practices and the services that we have added to them after we acquired the non-medical assets and entered into management agreements with them.

Practice Name	Location	Effective Date of Transaction	Initial Specialty	Added Service(s)
Rothbart Pain Management Clinic, Inc.(M)(C)	Toronto, Canada	December 1, 2000	Pain Management	Additional Physicians
Advanced Orthopedics of South Florida II, Inc. (M)(C)	Lake Worth, FL	January 1, 2001	Orthopedic Surgery	Orthopedic Rehabilitation, Electrodianostic Medicine Additional Physicians, Intra-Articular Joint, Pharmacy Dispensing
Pain and Rehabilitation Network, LLC (M)(C)	Orange Park, FL	December 12, 2002	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Additional Physicians, Intra-Articular Joint, (1) Additional Location, Expansion of In Office Procedure Room
Medical Rehabilitation Specialists II, Inc. (O)(C)	Tallahassee, FL	May 16, 2003	Pain Management	Orthopedic Rehabilitation, Additional Building Space
Associated Physicians Group (M)(C)	O’Fallon, IL	August 6, 2003	Orthopedic Rehabilitation	Orthopedic Rehabilitation, Intra-Articular Joint, Additional Physicians, (1) Additional Location with In Office Procedure Room
Spine & Pain Center, P.C. (M) (C)	Bismarck, ND	December 23, 2003	Pain Management	Orthopedic Rehabilitation, Intra- Articular Joint
Health Care Center of Tampa, Inc.(O)(C)	Lakeland, FL	December 30, 2003	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra- Articular Joint, Additional Physician Provider
Bone & Joint Surgical Clinic, Inc.(O)(C)	Houma, LA	December 31, 2003	Orthopedic Surgery	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Additional Building Space, Intra-Articular Joint
Kenneth M. Alo, M.D., P.A. (M)(C)	Houston, TX	December 31,2003	Pain Management	Electrodiagnostic Medicine
Denver Pain Management, P.C.(M)(C)	Denver, CO	April 29, 2004	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra- Articular Joint, Additional Physicians
Georgia Pain Physicians, P.C. / Georgia Surgical Centers, Inc. (M)(C)	Atlanta, GA	May 25, 2004	Pain Management	Fellowship Program, Additional Physicians, Pharmacy Dispensing Three Single Specialty Ambulatory Surgical Centers
Dynamic Rehabilitation Centers (M)(C)	Detroit, MI	June 1, 2004	Orthopedic Rehabilitation	Orthopedic Rehabilitation, Intra-Articular Joint

Rick Taylor, D.O., P.A. (M)(C)	Palestine, TX	June 7, 2004	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Diagnostic Imaging, Intra-Articular Joint, Additional Physicians, (1) Additional Location, including Physical Therapy and Procedure Room
Benjamin Zolper, M.D., Inc. (O)(C)	Bangor, ME	July 1, 2004	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Office Expansion, Additional NP & PT, and Physician Provider
The Center for Pain Management (M)(C)	Baltimore, MD	December 1, 2004	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra- Articular Joint, Additional PA & PT
Colorado Pain Specialists, P.C. (M)(C)	Denver, CO	April 15, 2005	Pain Management	Electrodiagnostic Medicine, Intra-Articular Joint, Additional PA
PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center (M)-Partnership(D)	Lake Worth, FL	May 12, 2005	One Ambulatory Surgical Center	N/A
PSHS Beta Partners, Ltd. d/b/a Gables Surgical Center (M)- Partnership(D)	Miami, FL	August 1, 2005	One Ambulatory Surgical Center	N/A
Piedmont Center for Spinal Disorders, P.C. (M)(C)	Danville, VA	August 9, 2005	Orthopedic Surgery	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra-Articular Joint, Additional Physician and In Office Procedure Room
Floyd O. Ring, Jr., M.D., P.C. (M)(C)	Denver, CO	October 3, 2005	Pain Management	(1) Additional Location, Additional PA and In Office Procedure Room
Christopher J. Centeno, M.D., P.C. & Therapeutic Management, Inc. (M)(C)	Denver, CO	October 14, 2005	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra- Articular Joint, Additional PA. This transaction was rescinded on February 28, 2007.
The Center for Pain Management ASC, LLC (O)(D)	Baltimore, MD	January 3, 2006	Four Single Specialty Ambulatory Surgical Centers	N/A
REC, Inc. & CareFirst Medical Associates (M)(C)	Whitehouse, TX	January 6, 2006	Pain Management	Orthopedic Rehabilitation, Electrodiagnostic Medicine, Intra- Articular Joint, In Office Procedure Room
Desert Pain Medicine Group (M)(C)	Palm Springs, CA	January 20, 2006	Pain Management	Intra-Articular Joint, Expansion of Office location including New In Office Procedure Room, (2) Additional Physicians and (1) Additional PA
Amphora, LLC(D)	Denver, CO	February 1, 2006	Ancillary Service	This transaction was rescinded on December 11, 2006.

     In addition to our four wholly-owned physician practices and seventeen managed physician practices, we provide limited management services and equipment to 35 other practices throughout the country, including orthopedic rehabilitation, electrodiagnostic services and intra-articular joint therapy and equipment. We also wholly own seven single-specialty ambulatory surgery centers and the majority interest in two free standing multi-specialty ambulatory surgery centers.

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

Our Business

     In an effort to implement our core business strategy we continue to focus on evaluating our business and the broader health care market with the goal of positioning PainCare as a leading provider of pain-focused medical and surgical solutions and services. As we continue to develop our strategic plan, we will evaluate the role of each segment of our business. We have received inquiries from parties interested in acquiring three of our ambulatory surgical centers. An important consideration in our decision to divest any material assets from our portfolio would be whether the transaction would help to deleverage the company.

Industry Trends

     As a provider of pain management, rehabilitative health care, ambulatory surgery, and diagnostic services, our revenues and growth are affected by trends in health care spending. According to estimates published by the Centers for Medicare and Medicaid Office of the Actuary, the healthcare sector is continuing to grow in relation to the overall gross domestic product (GDP). As a percent of GDP, healthcare spending is expected to reach 16.2% in 2005 and by 2015 healthcare spending in the U.S. is projected to reach $4.0 trillion or 20% of GDP. Healthcare is expected to continue to grow at a steady pace of 7.2% per year on average.

     Demographic factors contribute to long-term growth projections in health care spending. According to the U.S. Census Bureau’s 2005 interim projections, there were approximately 36.8 million Americans age 65 or older. The number of Americans age 65 or older is expected to increase to approximately 40 million in 2010 and approximately 54 million in 2020. By 2030 the number of Americans age 65 or older is expected to reach 70 million.

     We believe that the aging of the U.S. population and the continuing growth in health care spending will increase demand for the types of services we provide. First, many of the health conditions associated with aging-such as neurological disorder, diseases and injury to the muscles, bones and joints-will increase the demand for our pain management and rehabilitative services. Second, pressure from payors to provide efficient, high-quality health care services is forcing many procedures traditionally performed in acute care facilities out of the acute care environment.

Operating Segments

Our internal financial reporting and management structure is focused on the major types of services provided by

PainCare. We currently provide various patient care services through three operating segments and certain other services through a fourth segment, which correspond to our four reporting business segments: (1) pain management, (2) surgeries, (3) ancillary services, and (4) corporate and other. Although we have no current plans to change our operating segments, we are continually evaluating and looking to optimize our operational structure and the mix of services we provide, which may lead to future changes in our operating segments.

     Our consolidated net operating revenues from continuing operations were $63.7 million for the fiscal year ended December 31, 2006. We had a diversified payor mix across all our reporting segments, with Private Insurance representing the highest percentage of revenues.

     For additional information regarding our business segments and related information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Segment Results of Operations,” and Note 24, Operating Segment and Geographic Information, to our accompanying consolidated financial statements.

Pain Management

     Our pain management segment provides treatment through interventional and non-interventional therapies that treat both the chronic and acute pain patient. Our pain management facilities are located in eight states in the United States and one province in Canada.

     As of December 31, 2006 our pain management segment operated 16 facilities (four of which are wholly owned and 12 of which are managed contracts). Our pain management segment provides services to patients who are in need of such services as therapeutic injections, radio frequency treatments and both physical and behavioral therapy.

     Pain management has emerged as a separate specialty in medicine. Methods used to treat chronic or acute pain are continually evolving. Some of the more common approaches to the treatment of pain include the following:

•	Analgesics. Pharmaceutical treatments for pain include nonopioid analgesics, including nonsteriodial anti- inflammatory drugs, or NSAIDS, such as aspirin and acetaminophen, opioid analgesics, such as morphine, and other drugs that have analgesic properties that are useful in treating pain, such as certain antiepileptic and antidepressant drugs;

•	Diagnostic Injection.Injection of anesthetics and anti-inflammatory agents directly into the area surrounding the pain generating nerve can relieve pain symptoms and often allow the nerve area to heal and repair itself. These injections, often referred to as “epidural or facet blocks,” allow the pain specialist to identify the specific anatomic structure that is generating the pain response;

•	Implantable Pumps. Implantable pain pumps are devices inserted in the patient’s body that deliver a constant dose of anesthetic to a particular region of the body. The pain specialist can alter the level of anesthetic delivered depending on patient need. Implantable pumps are often used to treat cancer pain or severe back pain;

•	Neuromodulation Devices.Neuromodulation devices such as implantable stimulators or pumps are used to treat chronic pain by altering nervous system activity either electrically or pharmacologically; and

•	Radio Frequency Nerve Ablation. RF Nerve Ablation is a procedure used to temporarily deactivate minor nerves around the spine by heating surrounding tissue with a special probe to deactivate the pain generating nerve fibers.

Acute and Chronic Pain

     It is estimated that 75-150 million people in the United States have a chronic pain disorder according to a 2005 publication by the American Pain Society and, according to MarketData Enterprises, 2.9 million of those suffering seek treatment by pain specialists. Another 76.5 million Americans reported suffering from acute pain that persisted for more than 24 hours in duration according to the American Pain Foundation in 2006. These studies found that the back was the source of the most pain. As the “baby boom” population ages, the number of people who will require treatment for pain from back disorders, degenerative joint diseases, rheumatologic conditions, visceral diseases and cancer is expected to continue to rise. It is estimated by the National Pain Foundation that the annual cost to Americans suffering pain is $500 billion each year.

     The medical community’s awareness of the need for pain management has increased in recent years. Both the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) and the Veterans Health Administration have adopted Pain as the 5th Vital Sign. This initiative mandates that pain be taken seriously and assessed adequately and treated in the majority of hospitals and clinics nationwide according to the National Pain Foundation. In 2001, JCAHO published standards that incorporated pain management into the standards for accredited health care providers. The JCAHO standards stress patients’ rights to appropriate assessment and management of pain, and require treatment of pain along with the underlying disease or disorder. As a result, we believe that pain management is growing in significance as a medical specialty as is the increased demand for pain treatment.

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

Orthopedic Rehabilitation. One of the most frequent causes of chronic pain is injury or disease affecting the spine. Orthopedic rehabilitation is often the first approach to the treatment of back pain and is frequently used following surgical treatment to post-operatively restore the patient’s muscle function. Depending on the underlying cause of the patient’s back pain and its severity, the physician may recommend orthopedic rehabilitation, which may include:

•	Hot and cold packs;

•	Electric stimulation or electrotherapy;

•	Massage;

•	Exercise;

•	Ultrasound therapy; and

•	Physical therapy sessions, utilizing specialized orthopedic rehabilitation equipment.

Surgeries

As of December 31, 2006 our surgery centers segment operated three managed facilities in Florida, Louisiana and Virginia. Our surgical services offered include full spectrum orthopedic surgery, minimally invasive spine surgery and foot and ankle surgery.

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

     These techniques are typically performed in an inpatient hospital setting and involve exposing a large area of the patient’s spine. Following the operation, a long recovery period with extensive rehabilitation is typically required. We believe that there are many advantages to minimally invasive surgery over traditional open surgery, including shorter time involved, reduced cost and faster patient recovery and return to normal activities.

Ancillary Services

     As of December 31, 2006 our ancillary services segment operated five managed facilities in Florida, Illinois, Michigan and Maryland. Three of our ancillary service facilities are consolidated through managed contracts and two facilities are owned on a partnership basis. Our partnership interest in both Lake Worth Surgical Center and Coral Gables Surgical Center is 67.5% and 73.0%, respectively. For management reporting purposes, it should be noted that the three ambulatory surgery centers currently listed as held for sale are included in the ancillary services segment which relates to discontinued operations. See Item 7. Management Discussion and Analysis for further analysis. Our ancillary service segment provides the following services:

•	Orthopedic Rehabilitation Services. We have a program for the deployment of orthopedic rehabilitation services to the physician practice that facilitates advanced strength testing and restoration of function within the physician office environment. As needed, we will establish an in-house, fully staffed and provisioned rehabilitation clinic, with additional physiatrists, physical therapists or technicians as practice requirements dictate. We provide all supplies and equipment necessary for the operation of the clinic including state-of-the- art MedX equipment. MedX equipment has been clinically and academically demonstrated to be efficacious in rehabilitating patients. We believe that by providing orthopedic rehabilitation services in-house, the physician is better able to monitor the patient’s progress toward recovery, which contributes to improved clinical outcomes.

•	Electrodiagnostic Services. We also have a program for the deployment of an electrodiagnostic medicine program as a direct extension of the neurologic portion of the physical examination. We provide electrodiagnostic equipment, supplies, and technicians to perform procedures, and arrange for physician over-

read and review of results. We believe that by performing these procedures in-house, we have the potential to enhance accuracy and time to diagnosis.

•	Diagnostic Imagery. We deploy magnetic resonance imagery, or MRI, technology to selected facilities. We believe that providing diagnostic imagery technology to pain management practices will be more convenient for patients and allow physicians to better diagnose and treat acute and chronic pain.

•	Intra-Articular Joint Program. In January 2005, we unveiled a new proprietary ancillary service designed to address severe knee pain and stiffness caused by osteoarthritis, which currently affects over 21 million Americans. The intra-articular joint program will be integrated into the service offerings provided by each suitable physician practice in our national healthcare organization. In addition, the intra-articular joint program will be marketed nationally to non-affiliated physician practice groups under a limited management agreement, similar to our proprietary orthopedic rehabilitation and electro diagnostic medicine programs. The intra- articular joint program is a proprietary, technologically advanced, non-operative knee treatment protocol that combines a five to six week series of strategically targeted injections of Hyalgan - the first FDA-approved hyaluronan therapy to treat osteoarthritis knee pain in the United States, with synergistic orthopedic rehabilitation procedures specifically designed to strengthen blood flow to the knee.

Corporate and Other

     Corporate and other includes only cost functions that are managed directly from our corporate office and that do not fall within one of our three operating segments discussed above.

     All corporate costs and related overhead are contained within this segment. These costs, include such expenses as: accounting, communications, compliance, human resources, information technology, internal audit, and legal and provide support functions to our operating segments.

Recent Developments

Acquisitions

     Since our founding in 2000, we have completed twenty-four practice acquisitions. The following acquisitions (all managed unless indicated otherwise) have been completed since January 1, 2006:

Effective
Date of
Name and Nature of Business	Purchase	Purchase Price
Center for Pain Management ASC, LLC, a fully accredited ambulatory surgical center with four locations in Maryland.	January 3, 2006	$3,750,000 in cash and 1,021,942 shares of common
stock, plus promissory notes totaling $7,500,000 in
principal, due one year from the closing date. On
December 5, 2006, an additional $300,000 promissory
note was issued and the due date of both the
$7,500,000 and $300,000 promissory notes was
extended until April 3, 2007.
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
$3,250,000 in cash and 1,035,032 shares of PainCare’s
common stock, plus contingent payments of up to
$8,500,000 in cash and common stock if certain
performance goals are met. This transaction was
rescinded on December 11, 2006.

     On November 15, 2006, PainCare formed a new wholly-owned subsidiary named Integrated Pain Solutions (IPS). Leveraging PainCare’s centralized and specialized knowledge base of advanced pain diagnostics, interventional pain management and functional restoration procedures and solutions, IPS will develop, administer and track the outcome of proprietary, evidenced-based, clinical pathways for the management of acute or chronic pain. This clinical criteria will serve as the basis for the delivery of quality care by highly credentialed, multi-disciplined provider networks contracted and managed by IPS in select U.S. markets.

     Upon establishing each regionalized provider network, IPS will contract with third party payers, including insurance carriers, self-insured employers and large trade unions, among other similar groups, to provide utilization management services, specialized case management and prospective and concurrent risk assessment of patients requiring pain-related care and treatment. Further, IPS will endeavor to ultimately establish “Pain Centers of Excellence” in its primary service markets where it will centralize care addressing interventional pain management, functional restoration and behavioral health. PainCare expects to launch commercial operations of IPS late in the first quarter of 2007, following the necessary corporate set-up and development efforts required to activate the first provider network.

Dispositions

     On February 1, 2006, the Company and PainCare Neuromonitoring I, Inc. ("PCN," and together with the Company the "Paincare Parties") acquired a 60% interest (the "Amphora Transaction") in Amphora LLC ("Amphora") from Bruce Lockwood, M.D., John D. Bender, D.O., and Richard A. Flores (collectively the "Members") pursuant to the terms of a Membership Interest Purchase Agreement (the "Amphora Purchase Agreement"), for a combination of cash and shares of common stock of the Company and the obligation to make certain additional payments post closing (the "Purchase Price"). The Paincare Parties and the Members have entered into an agreement providing for the rescission of the Amphora Transaction (the "Rescission Agreement"). Pursuant to the terms of the Rescission Agreement (i) the Amphora Purchase Agreement was rescinded, (ii) the Members paid the Paincare Parties a sum of $1,400,000 and returned to the Paincare Parties 1,035,032 shares of common stock of the Company, (iii) the Company delivered to the Members a noncompetition agreement, and (iv) the parties entered into mutual releases. The description of the Rescission Agreement set forth herein is qualified in its entirety by the specific terms of the Rescission Agreement.

     On October 14, 2005, PainCare Holdings, Inc. (the "PainCare"), PainCare Acquisition Company XXI, Inc. (the "PainCare Sub," and together with PainCare the "PainCare Parties"), Christopher J. Centeno, M.D., P.C. (the "Original Practice"), Therapeutic Management, Inc. ("TMI"), Christopher J. Centeno, M.D. ("Centeno"), John Schultz, M.D. ("Schultz"), and Centeno Schultz, Inc. ("CSI", and together with the Original Practice, Centeno, Schultz and TMI, the "Centeno Parties"), effected a transaction (the "Purchase Transaction") by which (i) the PainCare Parties acquired substantially all of the assets of the Original Practice, pursuant to that certain Asset Purchase Agreement, by and among the PainCare Parties, Centeno, Schultz and CSI; (ii) the PainCare Parties acquired substantially all of the assets TMI pursuant to that certain Asset Purchase Agreement, by and among the PainCare Parties, TMI and Centeno; and (iii) CSI and the PainCare Sub entered into that certain Management Services Agreement (the "Management Agreement") pursuant to which the PainCare Sub managed the business operations of CSI.

     On February 28, 2007, the PainCare Parties and the Centeno Parties entered into a Settlement Agreement (the "Settlement Agreement") and several ancillary documents (the "Settlement Transaction") pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets of the PainCare Sub for purchase price of the lesser of $250,000 or the total amount of proceeds generated from the sale certain shares of common stock of PainCare (the "PainCare Shares") issued to the Centeno Parties in the Purchase Transaction, and (ii) in exchange for the agreement of the PainCare Parties to terminate the Management Agreement and any and all other agreements between CSI and the PainCare Parties, CSI paid the PainCare Parties $750,000 plus all remaining proceeds in excess of $250,000 from the sale of the PainCare Shares.

     With the intention of narrowing our core business strategy and to reduce debt obligations, PainCare’s management decided during 2006 that the ambulatory surgery centers no longer fit the Company’s acquisition model, and committed to a plan to sell the ASC’s. PainCare's ambulatory surgery centers, which are consolidated through the ancillary services segment, are classified as held for sale and measured at the lower of their carrying amount or fair value less costs to sell. The operations and cash flows of these ASC’s will be eliminated from ongoing operations as a result of the sale transaction, and PainCare anticipates that it will have no continuing involvement in the operations of the product group after it is sold. Therefore PainCare is reporting the results of operations of the component, including any gain or loss, in discontinued operations, as per the requirements of FASB Statement No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets."

Competition

Pain Management

     Our pain management and rehabilitation facilities face competition from large privately and publicly held companies such as Health South, and U.S. Physical Therapy, Inc.

     We expect competition to increase, particularly in the market for rehabilitation services, as consolidation of the therapy industry continues through acquisitions by hospitals and large health care companies of physician-owned and other privately owned therapy practices.

     Some of these competitors may have greater referral support and financial resources in particular markets than we do. We believe we compete successfully within the marketplace based on our size, reputation for quality and positive rehabilitation outcomes.

Surgery Centers

     We face competition from other providers of ambulatory surgical care in developing ASC joint ventures, acquiring existing centers, attracting patients, and negotiating managed care contracts in each of our markets. There are several publicly held companies, divisions or subsidiaries of publicly held companies, and several private companies that operate ASC’s. Further, many physician groups develop ASC’s without a corporate partner, utilizing consultants who typically perform these services for a fee who may not require an equity interest in the ongoing operations of the center.

     We believe that we compete effectively in this market but no longer feel that surgery center facilities are a part of our core business model. On a forward looking basis, we do not plan to pursue any acquisitions with ASC service providers.

Ancillary Services

     The market for ancillary services is highly fragmented and competitive. Many physicians and physician groups have opened up offices that offer ancillary services. Our ancillary services also compete with local hospitals, rehabilitation centers and local independent companies.

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

Employees

     As of March 14, 2007, the Company and its subsidiaries employed and leased approximately 573 persons, of which approximately 481 are full time and 60 are licensed physicians. These employees do not include physicians and other allied healthcare personnel employed by our managed practices.

     Our ability to provide our services is dependent upon recruiting, hiring, and retaining qualified technical personnel. To date, we have been able to recruit and retain sufficient qualified personnel. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider relations with our employees to be in good standing.

Available Information

     Our Internet address for our corporate website is www.paincareholdings.com. We make available free of charge, through the Investor Information section of our corporate website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the United States Securities and Exchange Commission ("SEC"). We have not incorporated by reference into this Report the information on our corporate website, and you should not consider it to be a part of this Report. The Internet address for our corporate website is included as an inactive textual reference only.

ITEM 1A. RISK FACTORS

     Our business, operations, and financial condition are subject to various risks. Some of these risks are described below, and you should take such risks into account in evaluating PainCare or any investment decision involving PainCare. This section does not describe all risks that may be applicable to our company, our industry, or our business, and it is intended only as a summary of certain material risk factors. More detailed information concerning the risk factors described below is contained in other sections of this annual report.

Risks Related to Our Business

The Company’s ability to continue as a going concern is dependent on the execution of our restructuring plan

     BKHM, P.A., our independent registered public accounting firm, has included an explanatory paragraph in its report on our financial statements for the fiscal year ended December 31, 2006, which expresses substantial doubt about our ability to continue as a going concern due to the defaults on our HBK and CPMASC promissory notes and convertible debentures. The inclusion of a going concern explanatory paragraph in BKHM, P.A.'s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital.

     Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above. Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.

     Our continued success will depend on our ability to continue to raise capital in order to fund the development and commercialization of our products. Failure to raise additional capital may result in substantial adverse circumstances, including delisting of our common stock shares from the American Stock Exchange, which could substantially decrease the liquidity and value of such shares, or ultimately result in our liquidation.

     The Company plans to sell three surgery centers to raise funds for the purpose of restructuring our debt obligations. The proceeds would be used to either pay in full or a substantial portion of the $27.8 million of debt with HBK Investments, L.P. Also, the funds would be used to pay the amount due under the promissory note to the original sellers of the Center for Pain Management Ambulatory Surgery Center (CPMASC) of approximately $7.8 million.

     The objective is to substantially reduce the debt outstanding by using the proceeds of the sale of the surgery center division. There may be an additional amount raised through the issuance of common stock or convertible debentures. These proceeds would primarily be used for working capital needs. The Company would have a significantly reduced debt load if the plan is executed.

     The Company’s working capital needs for 2007 are primarily for contingent cash payments of up to $6.5 million for the acquisitions as the earnings requirements are met. The Company is expected to receive a total of approximately $4 million as a tax refund during the third or fourth quarter of 2007. The refund will be used for working capital needs.

Restatement of consolidated financial statements.

     On January 11, 2007 we received notification from the U.S. Securities and Exchange Commission that there was no further comment on the restatement of our Form 10-K filings for December 31, 2005 and December 31, 2004. Prior to the completion of the SEC’s review of our filings, we received comments from the SEC staff regarding our method of accounting for (i) certain term notes, freestanding and embedded derivatives, and (ii) intangible assets acquired in connection with physician practice and surgery center acquisitions. In connection with the SEC review, we restated our consolidated financial statements for the years ended December 31, 2000, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. We also restated the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 for our accounting of the intial adoption of FAS 123R, Share-Based Payment.

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

We have received a notice of default from our lenders.

     On May 2, 2006, June 20, 2006, August 9, 2006, and November 8, 2006, we entered into letter agreements (the "Waiver Letters") with HBK Investments L.P. (the "Agent"), HBK Master Fund L.P., ("HBK-MF") and Del Mar Master Fund Ltd. ("Del Mar," and together with HBK-MF the "Lenders") pursuant to which the Agent and the Lenders waived certain of our breaches of the terms of the loan and security agreement entered into by the parties on May 11, 2005, as amended (the "Loan Agreement"). In consideration of the entry by the Agent and the Lenders into the Waiver Letters, we paid fees to the Lenders in the amount of $300,000, $150,000, $100,000 and $150,000, respectively.

     The August 9, 2006, Waiver Letter required us to cause the financial covenants in Section 7.18 of the Loan Agreement to be amended on or before October 15, 2006, in a manner satisfactory to the Agent and the Lenders. On October 13, 2006, we entered into a letter agreement with the Agent and the Lenders extending the October 15, 2006 deadline until November 15, 2006. On November 8, 2006, we entered into a letter agreement with the Agent and the Lenders extending the November 15, 2006 deadline until December 1, 2006.

     On January 1, 2007, we entered into a Forbearance Agreement (the "Forbearance Agreement") with the Agent and the Lenders pursuant to which the Agent and the Lenders agreed to forbear, until a date not later than March 31, 2007, from exercising their rights and remedies under the Loan Agreement with respect to certain specified events of default under the Loan Agreement that had either occurred or that were thought to likely occur during the forbearance period. In consideration for the forbearance, we agreed to certain additional covenants and to pay fees in the amount of (i) $277,500 at closing, plus, (ii) upon the repayment in full of our obligations under the Loan Agreement (the "Obligations"), an amount equal to the greater of (i) $500,000, and (ii) $277,500 for each month (or portion thereof) that has elapsed after the date of the Forbearance Agreement before the Obligations have been repaid in full.

     Since our entry into the Forbearance Agreement we have failed to comply with certain covenants set forth in the Forbearance Agreement, and may have additionally violated certain terms and provisions set forth in the Loan Agreement. On March 21, 2007, we received a Notice of Default from the Agent setting forth certain alleged events of default by us under the Loan Agreement, including, but not limited to, a failure by us to make certain required payments. The Notice of Default further provides (i) the default rate of interest as set forth in the Loan Agreement is in effect until such time as all such alleged events of default have either been cured or waived in writing, and (ii) the Agent and Lenders expressly reserve all of their remedies, powers, rights, and privileges under the Loan Agreement, at law, in equity, or otherwise including, without limitation, the right to declare all obligations under the Loan Agreement immediately due and payable. Should the Agent take additional actions to enforce its rights under the Loan Agreement our business and operations could be materially adversely affected.

     On March 15, 2007, we received a notice of breach and default (the "CPM Notice") from The Center for Pain Management, LLC ("CPM") with respect to that certain Asset Acquisition Agreement dated December 1, 2004 (the "APA") entered into by us, PainCare Acquisition Company XV, Inc. (the "Subsidiary"), CPM, and the owners of CPM (the "Members").

     The CPM Notice set forth our failure to make certain installment payments of cash and common stock under the terms of the APA. The CPM Notice further provides that unless we cure the alleged events of default set forth in the CPM Notice, (i) certain non-competition and non-solicitation provisions binding the Members will cease as of April 24, 2007, and (ii) CPM and the Members will have, as of April 12, 2007, certain rights under that certain Stock Pledge Agreement dated December 1, 2004 (the "Pledge Agreement") entered into by us and the Members, including, but not limited to, the right to foreclose on the issued and outstanding shares of stock of the Subsidiary. Any actions by CPM or the Members to enforce their rights under the APA and Pledge Agreement may trigger certain defaults under our senior credit facility with HBK, which could materially adversely affect our business and operations.

    Pursuant to the terms of the agreements under which we acquired certain of our practices we may be required to make payments in the amount of approximately $3.7 million within the first six months of 2007. Further, our convertible debentures and our secured convertible term notes contain certain provisions and restrictions, which if violated, could result in the full principal amount, $13,455,160 as of December 31, 2006, together with interest and other amounts, becoming immediately due and payable in cash. In addition, there can be no assurance that the lenders under our senior secured credit facility will not exercise certain rights they may have thereunder that might result in us having to make substantial payments to them to induce them to enter into additional forbearance agreements.

We need to continue to improve and implement our controls and procedures.

     Requirements adopted by the SEC in response to the passage of the Sarbanes-Oxley Act of 2002 require us to (i) evaluate and report on a quarterly basis the effectiveness of our disclosure controls and procedures, and (ii) assess and report on an annual basis the effectiveness of our internal controls over financial reporting. During our assessment with respect to the effectiveness of the foregoing controls as of December 31, 2006, the end of our most recent fiscal year, management identified a number of material weaknesses, which are fully disclosed in Item 9A in this Form 10-K. As a result of the material weaknesses, management concluded that our disclosure controls and procedures and our internal controls over financial reporting as of December 31, 2006, the end of our most recent fiscal year, were not effective. In an effort to rectify the foregoing material weaknesses, we have modified our method of accounting for certain transactions and have implemented additional controls. In so doing, we restated our consolidated financial statements for the years ended December 31, 2000, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

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

Please refer to Item 9A below for an additional discussion regarding our controls.

If we are unable to complete the disposition of our interests in our ambulatory surgery centers and/or enter into one or more financing transactions, we may not have enough cash to fund our operations.

While we are currently in the process of divesting our interests in our ambulatory surgery centers and are actively negotiating with a number of institutional investors over potential financings, there can be no guarantee that we will be able to effectuate either on terms we deem suitable. To the extent we are able to obtain financing and/or divest our interests in the ambulatory surgery centers we anticipate using a substantial percentage of the proceeds therefrom to reduce our debt obligations and satisfy our payment obligations to our acquired practices. Any financing transaction in which we enter will likely result in a significant ownership dilution to our existing stockholders, on a fully diluted basis, as a result of the current market price for our common stock.

In the event we are unable to accomplish either the divestiture of our ambulatory surgery centers or the closing of additional rounds of financing, we may not have sufficient cash to fund our operations in the short term, which could result in, among other adverse consequences, our default under our senior credit facility, convertible debentures, and secured convertible term notes, and other obligations.

The success of our growth strategy depends on the successful identification, completion and integration of acquisitions.

     We have acquired or entered into general management agreements with 21 physician practices and nine ambulatory surgery centers since 2002 and we intend to pursue additional acquisitions and management relationships. Our future success will depend on our ability to identify and complete acquisitions as well as integrate the acquired businesses with our existing operations.

     More recently, we have developed managed care initiatives through provisions of utilization management, case management, care coaching, and a provider network. There are inherent risks associated with expanding our product services line such as the inability to contract with physicians at a reduced treatment rate for each regional area as well as having the ability to convince insurance providers to reduce the rate of co-payment. . We are entering into a new paradigm of managed care which will require additional demands on our infrastructure in order to become a key competitor within this facet of the health care industry.

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

     Integrated Pain Solutions is the nation’s first and foremost pain-focused managed services organization. Our services address the entire continuum of care for persons with acute and chronic pain conditions by offering a comprehensive, integrated array of products. There can be no assurance that the products we offer to pain suffering patients will prove to be a viable source to their healthcare needs. There can be no assurance that the medical community and third-party payors will accept our business strategy.

Our operations have not been profitable in recent periods.

     For the years ended December 31, 2006, 2005 and 2004, net loss was $(26,482,506), $(5,339,378) and $(1,501,482), respectively. There is potential of this trend to continue into the future as the Company reduces its emphasis on acquisitions, divests interest in its ambulatory surgery centers, and focuses its efforts on organic growth and the IPS initiative.

A significant portion of our assets consists of goodwill and other intangible assets and any impairment, reduction, or elimination of these intangible assets could hurt our results of continuing operations.

     As of December 31, 2006, we had other intangible assets and net goodwill for continuing operations, of approximately $90.6 million, which constituted 55.4% of our total consolidated assets. The net goodwill reflects the amount we pay for our acquired practices in excess of the fair value of other identifiable intangible and tangible assets. Our net goodwill will increase in the future as a result of our acquisitions as we pay the contingent purchase price for the acquisitions according to the terms of the respective purchase agreements. In addition, we expect to acquire additional goodwill in connection with future acquisitions. As prescribed by generally accepted accounting principles, we do not amortize goodwill; rather it is carried on our balance sheet until it is impaired. Although goodwill is not amortized, the other intangible asset, which is the physician referral network, is amortized over seven years. In addition, both goodwill and other intangibles are tested annually for impairment. Any determination of impairment could require a significant reduction, or the elimination, of goodwill, which could hurt our results of operations. Such impairment charges were identified and recorded in 2006 in the total amount of $34.0 million. Also, the effect of a prolonged downturn in our business will be exacerbated by the impairment, and resulting write-down, of goodwill related to a reduction in the value of our acquired practices.

Our cash flow and financial condition may be adversely affected by the assumption of credit risks.

     Our managed and limited management practices bill their patients’ insurance carriers for services provided by the practices. By undertaking the responsibility for patient billing and collection activities, the practices assume the credit risk presented by the patient base, as well as the risk of payment delays attendant to reimbursement through governmental programs or third-party payors. If our practices are unsuccessful in collecting a substantial amount of such fees, it will have a material adverse affect on our financial condition because our compensation from these practices is dependent on the practices’ collections. During the second half of 2006, we performed an analysis of our historical cash collections and adjusted the current collection percentages on several practices. This resulted in a $4.2 million write off of net receivables.

We rely on the services of our physicians. We may not be able to attract and retain qualified physicians we need to support our business.

     Our operations are substantially dependent on the services of our practices’ physicians. With respect to our owned practices, we have employment agreements with our physicians that generally have terms of five years, but may be terminated by either party in certain circumstances. Our management agreements with our managed practices generally have a 40 year term, while our agreements with limited management practices have a five year term with options for two additional five year renewal terms which are exercisable at our election. These agreements may be earlier terminated under certain circumstances. Although we will endeavor to maintain and renew such contracts, in the event a significant number of physicians terminate their relationships with us, our business could be adversely affected. While our employment and management agreements contain covenants not to compete with us for a period of generally two years after termination of employment, these provisions may not be enforceable.

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

     A majority of our revenue in 2006 was generated by our operations in five states. Adverse changes or conditions affecting these particular markets, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Our Common Stock

Because we use our common stock as consideration for our acquisitions, your interest in our company will be significantly diluted. In addition, if the investors in our recent financings convert their debentures and notes, or if we elect to pay principal and/or interest on the debentures and notes with shares of our common stock or anti-dilution rights in these securities are triggered, our existing stockholders will experience significant dilution.

     We have used, and we expect in the future to use, our common stock as consideration for our acquisitions. In addition, a significant amount of our acquisitions’ purchase price is contingent upon future performance. We expect to issue a significant amount of our common stock to pay contingent purchase prices for previous acquisitions. In addition, because the value of the stock we issue as payment of contingent consideration is not fixed, to the extent our stock price decreases, our existing stockholders' interest in our company will be even more diluted by the payment of contingent consideration.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

     Our principal executive office is located in Orlando, Florida where we lease office space for our corporate headquarters. In addition to our headquarters building, as of December 31, 2006 we leased approximately 47 facilities through various consolidated entities to support our operations. Our leases generally have initial terms of five years, but range from one to ten. Most of our leases contain options to extend the lease period for up to five additional years. Our consolidated entities are sometimes responsible for property taxes, property casualty insurance, and routine maintenance expenses. With regard to all of our consolidated facilities, none are material to our business.

     Our headquarters, facilities, and other properties are suitable for their respective uses and are, in general, adequate for our present needs. Our properties are subject to various federal, state, and local statutes and ordinances regulating their operations. Management does not believe that compliance with such statutes and ordinances will materially affect our business, financial condition, or results of operations. Refer to Note 22 Related Party Transactions for a listing of related party lease agreements.

ITEM 3. LEGAL PROCEEDINGS

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

     On March 21, 2006, Roy Thomas Mould filed a complaint under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, as well as the Company's chief executive officer and chief financial officer, before the United States District Court for the Middle District of Florida. The complaint is entitled Mould v. PainCare Holdings, Inc., et al. , Case No. 06-CV-00362-JA-DAB. Mr. Mould alleges material misrepresentations and omissions in connection with the Company's financial statements which appear to relate principally to the Company's previously announced intention to restate certain past financial statements. Ten additional complaints were filed shortly afterward before the same court which recite similar allegations. (Collectively, these cases will be referred to as the “Securities Litigation.”) Lead counsel was selected, a consolidated complaint was filed, the Company moved to dismiss, and oral argument on the motion was held on January 17, 2007 before the Magistrate Judge, and we are awaiting the issuance of the Magistrate Judge’s report and recommendation. In the consolidated complaint, the lead plaintiff seeks unspecified damages and purports to represent a class of shareholders who purchased the Company’s common stock from March 24, 2003 and March 15, 2006. The Company cannot predict the outcome of the Securities Litigation, but has advised us that it believes that the allegations lack merit and will vigorously defend against them.

     On April 7, 2006, Kenneth R. Cope filed a derivative complaint against the directors of the Company before the United States District Court for the Middle District of Florida. The complaint is entitled Cope v. Reuter, et al., Case No. 06-CV-00449-JA-DAB. Mr. Cope alleges that the directors breached their fiduciary duties by failing to supervise and manage the operations of the company, among other claims. (This litigation is referred to as the “Derivative Action.”)

     On March 30, 2006, and May 3, 2006, two purported shareholders of the Company made separate demands on the Company’s board of directors. These demands raised many if not all of the same issues as the Derivative Action, but asked the independent directors to investigate the charges and to take “legal actions against those individuals responsible.”

     In accordance with governing Florida law, the Company formed a special committee of independent directors (Tom Crane, Jay Rosen and Aldo Berti) to review and investigate the two derivative demands and the allegations of the derivative complaint, to oversee settlement discussions and to make recommendations concerning the handling of the demands and the complaints to the full board of directors. To assist with this charge, the special committee retained the law firm of Morris, Nichols, Arsht & Tunnell.

     In November of 2006, the Company and the plaintiff in the Derivative Action entered into a Stipulation and Agreement of Compromise, Settlement and Release, filed on November 30, 2006, and conditioned upon court approval. Concurrently with the filing of the foregoing agreement, the parties jointly moved from preliminary court approval, and thereafter, for final approval following notice to the Company’s shareholders. On January 12, 2007, the court preliminary approved the Stipulation and Agreement and set a hearing on April 20, 2007, for final approval.

     Further, the Company has received demands from Dr. Wright, The Centeno Group, and the Amphora Group related to alleged misrepresentations. With regard to these demands, no demand for monetary damages has been made nor has litigation been commenced, and the demands have since been resolved. The Company disputes the basis of any claim, and it is premature to be able to estimate the potential exposure, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 4, 2005 the Company filed and subsequently amended a Definitive Proxy Statement with the SEC with respect to the solicitation of proxies by the Board of Directors of the Company for use at the Annual Meeting of its stockholders (the "Annual Meeting”), which was held on October 27, 2006. With respect to the proposals set forth in the Proxy Statement, the Company set the record date as of the close of business on September 25, 2006 (the "Record Date") for the determination of stockholders entitled to notice of and to vote at the Annual Meeting. As of the Record Date, there were 66,722,239 shares issued to Company stockholders which were entitled to vote.

At the Annual Meeting of the Company stockholders, the following matters were approved:

     1.Election of Directors. The board of directors of the Company nominated and the stockholders elected the following individuals to serve on the Company’s board until the next annual meeting of the stockholders or until their successors are nominated and appointed:

VOTE 1:

Name	Shares For		Shares Against		Abstain
	Proxy	In Person	Proxy	In Person	Proxy	In Person
Randy Lubinsky	43,283,122	1,429,544	652,040	-	-	-
Mark Szporka	43,265,987	1,429,544	669,175	-	-	-
Merrill Reuter, M.D.	43,307,460	1,429,544	627,702	-	-	-
Ronald Riewold	43,323,787	1,429,544	611,375	-	-	-
Jay Rosen, M.D.	43,343,447	1,429,544	591,715	-	-	-
Arthur J. Hudson	43,281,950	1,429,544	653,212	-	-	-
Robert Fusco	43,301,944	1,429,544	633,218	-	-	-
Thomas J. Crane	43,319,085	1,429,544	616,077	-	-	-
Aldo F. Berti	43,333,447	1,429,544	601,715	-	-	-

2. The stockholders ratified the appointment of BKHM, P.A. (formerly “Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.”) as the Company’s independent registered public accounting firm.

VOTE 2:

SHARES FOR:	Proxy: 43,524,079	SHARES AGAINST:	Proxy: 355,818
	In Person:1,429,544		In Person: -

ABSTAIN:	Proxy: 55,265
In Person:_-____

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock traded on the Over-the-Counter Bulletin Board under the symbol HELP from September 29, 1997 to March 18, 2002. On June 16, 2003 our common stock commenced trading on the American Stock Exchange and our symbol was changed to PRZ.

(a)	Market Information. The table below sets forth, for the periods indicated, the reported high and low sale prices of our common stock on the American Stock Exchange.

	Common Stock
CALENDAR 2005	High	Low
Quarter ending March 31, 2005	$5.22	$2.90
Quarter ending June 30, 2005	$5.45	$3.75
Quarter ending September 30, 2005	$4.49	$3.50
Quarter ending December 31, 2005	4.21	$3.05
CALENDAR 2006
Quarter ending March 31, 2006	$3.74	$1.40
Quarter ending June 30, 2006	$2.06	$1.40
Quarter ending September 30, 2006	$2.30	$1.22
Quarter ending December 31, 2006	$1.72	$0.99

The last sale price of our common stock on March 23, 2007 as reported on the American Stock Exchange was $0.43 per share.

     (b) Stockholders. As of March 23, 2007, we had 66,679,788 shares of common stock outstanding and approximately 8,597 common stockholders of record obtained from ADP Investor Communication Services, including individual and broker-dealer position listings.

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

2006 Acquisitions
Center for Pain Management ASC, LLC, a fully accredited ambulatory surgical center with four locations in Maryland.	January 3, 2006	$3,750,000 in cash and 1,021,942 shares of common stock,
plus promissory notes totaling $7,500,000 in principal, due
one year from the closing date. On December 5, 2006, an
additional $300,000 promissory note was issued and the due
date of both the $7,500,000 and $300,000 promissory notes
were extended until April 3, 2007.
REC, Inc. & CareFirst Medical Associates, P.A., co-located pain management and orthopedic rehabilitation practices located in Whitehouse, Texas.	January 6, 2006	$625,000 in cash and 191,131 shares of PainCare’s common stock, plus contingent payments of up to $1,250,000 in cash and common stock if certain performance goals are met.
Desert Pain Medicine Group, a pain management physician practice with three locations in California.	January 20, 2006	$1,500,000 in cash and 471,698 shares of PainCare’s common stock, plus contingent payments of up to $3,000,000 in cash and common stock if certain performance goals are met.
Amphora, LLC, an interoperative monitoring company based in Denver, Colorado, serving medical institutions throughout Colorado, Wyoming, Arizona and Nebraska	February 1, 2006	PainCare purchased a 60% ownership interest and paid
$3,250,000 in cash and 1,035,032 shares of PainCare’s
common stock, plus contingent payments of up to $8,500,000
in cash and common stock if certain performance goals are
met. This transaction was rescinded on December 11, 2006.

     During 2006, we issued a total of 159,153 common shares to Midsummer Investments, Ltd. and Islandia, LP for the payment of convertible debenture interest.

     During 2006, we issued a total of 3,305,033 common shares to certain accredited investors with respect to a private placement.

     During 2006, we issued a total of 1,310,000 common shares to Midsummer Investments, Ltd., Islandia, LP and Laurus Master Fund, Ltd. replacing cancelled warrants, which were previously issued in connection with two convertible debt financings.

     During 2006, we issued a total of 500,000 common shares to Midsummer Investments, Ltd. and Islandia, LP, pursuant to a Securities Purchase Agreement.

     During 2006, we issued a total of 3,510,738 common shares for contingent payments.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
			2004	2003	2002
	2006	2005	(Restated)	(Restated)	(Restated)
	(in thousands, expect per share data)
Consolidated Statement of Operations Data:
Revenues:
Pain management	$46,093	$ 43,269	$ 22,317	$ 6,117	$2,614
Surgeries	5,348	6,165	5,203	3,431	3,409
Ancillary services	12,288	14,114	10,398	5,433	1,475
Total revenues	63,729	63,548	37,918	14,981	7,498
Cost of revenues	20,270	11,550	6,664	4,587	2,698
Gross profit	43,459	51,998	31,254	10,394	4,800
General and administrative	39,829	38,511	20,409	21,315	4,324
Amortization expense	2,263	1,529	549	114	42
Impairment of goodwill	22,099	-	-	-	-
Impairment of intangible assets	11,896	-	-	-	-
Depreciation expense	2,361	1,425	837	463	207
Operating income (loss)	(34,989)	10,533	9,459	(11,498)	227
Interest expense	(3,610)	(4,308)	(3,464)	(531)	(359)
Derivative benefit (expense)	9,997	(7,055)	(3,256)	(3,174)	----
Other income	204	457	170	46	174
Income (loss) from continuing operations before income taxes	(28,398)	(373)	2,909	(15,157)	42
Benefit (provision) for income taxes	2,931	(5,111)	(4,410)	3,674	(234)
Loss from continuing operations	(25,467)	(5,484)	(1,501)	(11,483)	(192)
Income (loss) from discontinued operations (less applicable income tax benefit of $91,130 and (184,972))	(336)	145	-	-	-
Loss on disposal of discontinued operations (plus applicable income tax benefit of $1,112,918)	(1,671)	-	-	-	-
Income (loss) from discontinued operations, net of tax	(2,007)	145
Loss before cumulative effect of a change in accounting principle	(27,474)	(5,339	(1,501)	(11,483)	(192)
Cumulative effect of a change in accounting principle	992
Net loss	$(26,482)	$(5,339)	$(1,501)	$(11,483)	$(192)
Basic earnings per common share:
Loss from continuing operations	$(0.39)	$(0.10)	$(0.05)	$(0.55)	$(0.02)
Loss from discontinued operations	$(0.03)	-	-	-	-
Cumulative effect of a change in accounting principle	$0.01	-	-	-	-
Net loss	$(0.41)	$(0.10)	$(0.05)	$(0.55)	$(0.02)
Diluted earnings per common share:
Loss from continuing operations	$(0.39)	$(0.10)	$(0.05)	$(0.55)	$(0.02)
Loss from discontinued operations	$(0.03)	-	-	-	-
Cumulative effect of a change in accounting principle	$0.01	-	-	-	-
Net loss	$(0.41)	$(0.10)	$(0.05)	$(0.55)	$(0.02)
Basic weighted average common shares outstanding	64,600	51,317	32,923	20,773	10,591
Diluted weighted average common shares outstanding	64,600	51,317	32,923	20,773	12,548
Operating and Other Financial Data:
Cash flows provided by (used in) operating activities	(814)	9,173	4,119	15	(1,170)
Cash flows used in investing activities	(18,512)	(36,474)	(18,408)	(7,683)	(510)
Cash flows provided by (used in) financing activities	600	30,913	25,466	13,513	3,413

			2004	2003	2002
	2006	2005	(Restated)	(Restated)	(Restated)
Consolidated Balance Sheet Data for Continuing Operations:
Cash	$3,598	$22,508	$19,101	$7,924	$2,709
Working capital (deficiency)	(36,410)	(21,585)	(20,923)	(14,938)	2,301
Total assets	163,378	183,311	112,929	53,087	13,625
Total long-term debt and obligations under capital leases, including
current portion	49,646	34,367	20,280	11,968	5,584
Total stockholders’ equity	97,351	87,323	41,932	12,010	6,657

For a more in-depth analysis of financial results for current and prior years refer to Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of PainCare as a whole.

Forward Looking Information

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by PainCare and its management may include, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. PainCare disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

     Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors. Representative examples of these factors include (without limitation) adverse changes in economic conditions in the markets served by PainCare; the extent, timing, and overall effects of competition in the health care business; material changes in the health care industry generally that could adversely affect physician relationships and customer relationships; changes in health care technology; the risks associated with the integration of acquired businesses; the effects of litigation; and the effects of federal and state legislation, rules, and regulations governing the health care industry.

     In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general factors including (without limitation) general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

     This MD&A should be read in conjunction with our accompanying consolidated financial statements and related notes. See “Cautionary Statement Regarding Forward-Looking Statements” on page ii of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors.

Executive Overview

     The year 2006 has been marked by profound turmoil. During this period, a significant portion of our time and attention has been devoted to matters primarily outside the ordinary course of business such as responding to SEC comment letters regarding our prior year accounting for certain derivative instruments, restating our prior six years of accounting records and responding to various class action suits against our company for the accounting of certain derivative instruments. We have also devoted significant resources to improving fundamental business systems including our corporate governance functions, financial controls, and operational infrastructure.

     Despite these difficulties, our board of directors, senior management team, and employees worked diligently throughout 2006 and made significant progress in addressing many of the significant obstacles created during 2006:

•	We responded to all comment letters received from the U.S. Securities and Exchange Commission (SEC) and subsequently received formal notification from the SEC indicating that it had completed its review and has no further comment at this time.

•	We completed the restatement of our accounting records and filed amended annual reports on Form 10-K/A for the fiscal year ended December 31, 2005.

•	The Company has been faced with derivative and class action lawsuits related to financial restatements. The derivative lawsuit is set for final approval on April 28, 2007. The Company believes resolution of all remaining litigation is imminent.

•	We have begun initiatives to centralize certain accounting functions in an effort to reduce costs and mitigate material weakness.

•	We have implemented an aggressive marketing program to help establish a PainCare brand name.

•	We recruited seven physicians and nine physician assistants over the past year to increase facility productivity and efficiency.

     While we have been primarily focused on responding to the pressing challenges, our business, and the health care market in general, have continued to evolve. On the positive side, health care sector growth continues to outpace the economy in response to an aging U.S. population. In addition, the delivery of health care services is migrating to outpatient environments, which suits our core business model. On the other hand, health care providers are beginning to see price cut pressures brought on by Medicare reform initiatives leading to reduced payments to various health care providers, such as our company.

     As a whole, our core business remains sound. We continue to face operational challenges, but we believe our accomplishments in 2006 have positioned us to capitalize on our competencies and move forward with implementing our strategic growth plan.

Our Business

     Our business is currently divided into four primary operating segments: pain management, surgery centers, ancillary services, and a fourth segment that manages corporate functions. These four segments correspond to our four reporting segments discussed later in this Item and throughout this annual report.

     Pain Management. As of December 31, 2006 our pain management segment operates through 16 subsidiaries and comprises the majority of our net operating revenues. Our pain management segment provides such services as interventional and non-interventional therapies that treat both the chronic and acute pain patient. Treatments include: therapeutic injections, radiofrequency treatments, and physical and behavioral therapy. From 2004 to 2006, our pain management segment’s revenues more than doubled, dominating our portfolio and remaining the very center of our company’s core business model. We have begun to orchestrate various cost cutting initiatives within this segment to further increase the operational performance of these practices.

     Surgeries. As of December 31, 2006 our surgeries segment operates through three subsidiaries providing minimally invasive surgical procedures. Our surgical services include full spectrum orthopedic surgery, minimally invasive spine surgery and foot and ankle surgery. From 2004 through 2006 net operating revenues and operating income remain relatively flat due in large part to only completing one surgical center acquisition and minimal same practice organic growth within this segment over the last two years. We have begun to orchestrate various cost cutting initiatives within this segment to further increase the operational performance of these practices.

     Ancillary Services. As of December 31, 2006 our ancillary services segment operates through five subsidiaries and is our second largest revenue generating segment. This segment offers such services as an intra-articular joint program, physical therapy, nerve conduction testing and pharmacy dispensing. From 2004 to 2006 ancillary services saw a stable growth rate due in large part to highly profitable acquisitions added during these two years. However, our three ambulatory surgical centers (ASC’s) within this segment are currently listed as held for sale. Upon the sale of the ASC locations, our ancillary services segment performance could be materially affected. We have begun to orchestrate various cost cutting initiatives within this segment to further increase the operational performance of these practices.

     The following tables illustrate the Net Operating Revenues and Consolidated Adjusted EBITDA (as defined in this Item, “Consolidated Results of Operations,”) from our three primary operating segments and our corporate segment:

Revenues by Segment				Consolidated Adjusted EBITDA by Segment

	2006 vs 2005	2006 vs 2004	2005 vs 2004		2006 vs 2005	2006 vs 2004	2005 vs 2004
Pain Management	6.5%	106.5%	93.9%	Pain Management	-52.1%	-8.1%	91.8%
Ancillary Services	-12.9%	18.2%	35.7%	Ancillary Services	-42.9%	-68.4%	-44.7%
Surgeries	-13.3%	2.8%	18.5%	Surgeries	-129.0%	-126.0%	-10.6%
Other	0.0%	0.0%	0.0%	Other	-117.6%	-152.4%	196.9%

     We believe that the aging of the U.S. population, changes in technology, and the continuing growth in health care spending will increase demand for the types of services we provide. We plan to prioritize investment of time and capital based on where realistic growth prospects are strongest, which we currently believe are our pain management and ancillary service segments.

Key Challenges

     Although our business is continuing to generate revenues, and market factors appear to favor our pain management and ancillary service business models, we still have several immediate internal and external challenges to overcome before we can realize significant improvements in our business, including:

•	Operational Improvements. We are in the process of improving our operational efficiency within all segments. This includes streamlining our operational structure, implementing standardized accounting procedures, and ensuring high quality patient care. We also strive to reduce operational variation across all segments.

•	Continuing Litigation. We are party to class action lawsuits which will require considerable management attention and company resources until settlements are reached.

•	Price Pressure. We are seeing downward pressure on prices in our markets, from both commercial and government payors. We anticipate continuing price pressure in all our segments. For example, Medicare has frozen ASC pricing through 2009, and beginning in 2007, the Deficit Reduction Act of 2005 will cap ASC and imaging service payments at hospital outpatient department reimbursement levels. Other pricing changes may have a negative impact on our operating results.

•	Divesture of Assets. We are in the process of locating willing and able buyers for our three ambulatory surgical centers currently listed as held for sale.

•	Medical Reimbursement Rates. Congress and some state legislatures have proposed significant changes in the health care system. Many of these changes have the potential to result in limitations on and, in some cases, significant reductions in the levels of, reimbursement rates to health care providers for services under many government reimbursement programs.

•	Restatement and Sarbanes-Oxley Related Costs. We paid approximately $2.4 million in 2006 in connection with the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, and internal controls over financial reporting. We anticipate incurring additional related costs in the future, although we expect these costs to decline over time.

Strategic Plan

     Although management’s attention recently has been focused on a range of tactical issues relating to PainCare’s success, our senior management team has spent time developing a comprehensive strategic plan that is focused on PainCare’s future, not its past. The plan, which has been approved by our board of directors, is divided into the following three phases:

•	Operations Management. In an effort to enhance our operational structure and strengthen our core business strategy, the Company has set forth several initiatives to solidify our financial foundation. Such initiatives involve centralizing certain accounting functions in order to reduce overhead, re-syndicate the proposed sale of our ambulatory surgical centers (ASC’s) in an effort to attract potential buyers, and pay- down existing debt facilities upon the sales of the ASC’s.

•	Organic Growth. In order to grow currently owned physician practices, the Company intends to enhance the capacity of the practices for organic growth by increasing the range of services offered. By deploying additional physicians and equipment, practices can perform necessary procedures and services in-house that would ordinarily be referred to other providers, resulting in higher quality care and increased revenues.

An example of organic growth would be to deploy imaging modalities such as mobile MRI equipment, or additional services such as in-office pharmaceutical dispensing.

•	Acquisition Strategy. PainCare has grown its business through a combination of organic growth and acquisitions of complimentary physician practices. Through an extensive, multi-point due diligence evaluation process that the Company performs prior to acquisition, including such criteria as clinical quality, physician reputation, profitability and procedure and revenue growth rates, PainCare intends to acquire practices that the Company believes to be well-established with the capacity for future profitability and organic growth.

     We are in the first phase of our strategic plan and we are already making significant strides. We have turned certain accounting functions into a centralized procedure, thus reducing the reliance on the assistance of outside accounting firms in construction of certain subsidiary financial statements. We have also retained the Bloom Organization, LLC (“Bloom”) to sell our interests in three of our ambulatory surgical centers. Each ambulatory surgical center is marketed separately and Bloom believes that these transactions can be completed by the end of the second quarter of 2007.

     We believe our strategic plan capitalizes on our strengths, market direction, and legitimate growth opportunities. We are implementing a realistic operations plan and creating the appropriate infrastructure, organization policies, protocols, systems, and reports to support it. Finally, we are setting priorities based on resources and with our long-range goals of quality, profitability, and stockholder value.

Consolidated Results of Operations

     We are a health care services company focused on the treatment of pain. We provide services through a national network of pain management, surgery centers, ancillary service, and other health care providing facilities. During 2006, 2005 and 2004, we derived consolidated revenues from the following payor sources:

	For the year ended December 31,
	2006	2005	2004
Government	23.6%	21.4%	20.2%
Private Insurance	48.8%	47.6%	51.9%
Workers Compensation	14.6%	10.5%	8.6%
Self Pay	2.3%	3.0%	3.0%
Other	10.7%	17.5%	16.3%
Total	100.0%	100.0%	100.0%

     We provide our patient services through three primary operating segments and certain other services through a fourth operating segment. These four segments correspond to our four reporting segments discussed in this Item, “Segment Results of Operations” and throughout this annual report.

     When reading our consolidated statement of operations, it is important to recognize the following items are included within our results of operations:

•	Impairments. During 2006 we recorded an impairment charge of $34.0 million to reduce the carrying value of amortizable intangibles or certain operating facilities to their estimated fair market value. These charges are discussed in more detail in this Item,“Segment Results of Operations,” Note 1, "Goodwill" and Note 8, "Other Intangible Assets," to our accompanying consolidated financial statements.

•	Professional restatement fees. During 2006 professional fees associated with the restatement of our previously issued 2005, 2004, 2003, 2002, 2001 and 2000 consolidated financial statements approximated $2.4 million.

•	Disposal of a business unit. The Company entered into and signed a rescission agreement with Amphora, LLC on December 11, 2006. At December 31, 2006, all consolidated transactional information pertaining to Amphora has been classified as loss on disposal.

•	Assets held for sale. The Company determined during the fourth quarter of 2006 that it would sell three ambulatory surgical centers, ("ASC's"), reported within the Ancillary Services segment, to restructure the Company’s balance sheet. Originally the Company planned to sell the ASC's as a single package deal, but on January 2, 2007, the Company was advised to syndicate these ASC’s in an effort to make them more attractive to a larger spectrum of potential suitors. These subsidiaries are now listed as assets held for sale on the Company’s consolidated financial statements. Additional details regarding assets held for sale can be found in this Item, “Results of Discontinued Operations and Assets Held for Sale,” and within this annual report.

From 2004 through 2006, our consolidated results of operations were as follows:

	For the years ended December 31,			Percentage change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Net operating revenues from continuing operations	$ 63,728,882	$ 63,548,313	$ 37,917,900	0.3%	67.6%
Operating expenses from continuing operations:
Salaries/benefits/bonus	31,052,760	22,162,326	12,765,955	40.1%	73.6%
Payroll tax expense	3,571,094	2,000,477	1,504,020	78.5%	33.0%
Professional fees	7,889,457	4,814,176	2,135,045	63.9%	125.5%
Supplies	5,059,221	2,818,810	1,479,022	79.5%	90.6%
Interest expense	3,609,655	4,308,502	3,463,677	-16.2%	24.4%
Other operating expenses	12,323,169	17,807,642	9,017,991	-30.8%	97.5%
Depreciation and amortization	4,624,388	2,954,231	1,386,713	56.5%	113.0%
Derivative( benefit) expense	(9,997,201)	7,055,502	3,256,372	-241.7%	-116.7%
Impairment of goodwill	22,098,675	-	-	100%	N/A
Impairment of intangible assets	11,895,837	-	-	100%	N/A
Total operating expenses	92,127,055	63,921,666	35,008,795	44.1%	82.6%
Gain (loss) from continuing operations
before income tax benefit (expense)	(28,398,173)	(373,353)	2,909,105	-7,506.3%	-112.8%
Income tax benefit (expense)	2,930,928	(5,110,651)	(4,410,587)	157.3%	15.9%
Gain (loss) from discontinued operations,
net of tax	(2,007,186)	144,626	-	-1,487.8%	100%
Cumulative effect of a change in accounting principle
net of tax	991,925	-	-	100%	N/A
Net loss	$(26,482,506)	$(5,339,378)	$(1,501,482)	-396.0%	-255.6%

Operating Expenses as a Percent of Net Operating Revenues

	For the years ended December 31,
	2006	2005	2004
Salaries/benefits/bonus	48.7%	34.9%	33.7%
Payroll tax expense	5.6%	3.1%	4.0%
Professional fees	12.4%	7.6%	5.6%
Supplies	7.9%	4.4%	3.9%
Interest Expense	5.7%	6.8%	9.1%
Other operating expenses	19.3%	28.0%	23.8%
Depreciation and Amortization	7.3%	4.6%	3.7%
Derivative expense/(income)	-15.7%	11.1%	8.6%
Impairment of goodwill, intangible assets	53.3%	0.0%	0.0%

Total operating expenses as a % of net operating revenues	144.6%	100.6%	92.3%

*All numbers presented within the tables above are exclusive of all practices listed as discontinued operations and assets held for sale.

Net Operating Revenues

     Our consolidated net operating revenues primarily include revenues derived from patient care services provided by one of our three primary consolidated operating segments.

Net operating revenues from continuing operations remained relatively flat from 2005 to 2006.

     Net operating revenues from continuing operations increased $25.6 million, or 67.6%, from 2004 to 2005. The increase in net operating revenues was primarily due to acquisitions recorded in the latter half of 2004 representing same practice growth of approximately $17.1 million in net operating revenues in 2005 compared to their contributions in 2004.

Salaries, Benefits and Bonus

     Salaries, benefits and bonuses represent the most significant expense and include all amounts paid to full and part-time employees, including all related costs of benefits and bonuses provided to employees. It also includes amounts paid for contract labor.

     Salaries, benefits and bonuses increased $8.9 million, or 40.1%, from 2005 to 2006. The increase was primarily due to the additional employees associated with our two acquisitions during 2006 which remain as continuing operations at year end. In addition, we have recruited several physicians at various locations as well as added support staff across all segments of our operations.

     Salaries, benefits and bonuses increased $9.4 million, or 73.6%, from 2004 to 2005. The increase was primarily due to the additional employees associated with the additional four acquisitions during 2005 which remain as continuing operations at year end.

Payroll Tax and Expense

     Payroll tax and expense includes the employer portion of payroll tax charged to all employers as well as all associated expenses incurred with the payroll process.

     Payroll tax and expense increased $1.6 million, or 78.5%, from 2005 to 2006. This was primarily due to the additional employees recruited on all operational levels of the Company.

     Payroll tax and expense increased $496,457, or 33.0%, from 2004 to 2005. Again, this increase was primarily due to the additional employees recruited on all operational levels of the Company.

Professional Fees

     Professional fees include those fees associated with outside contractors performing professional development services. Professional fees also include professional consulting fees associated with operational initiatives, such as strategic planning.

     From 2005 to 2006, professional fees increased $3.1 million, or 63.9% . This increase in professional fees is primarily due to an increased reliance on outside consulting firms to assist with operational functions such as Sarbanes-Oxley compliance and certain legal and accounting fees.

     From 2004 to 2005, professional fees increased $2.7 million, or 125.5% . This increase in professional fees is primarily due to legal, accounting and various other professional fees incurred at the subsidiary level.

Supplies

     Supplies include costs associated with supplies used while providing patient care at our facilities. Examples include bandages, syringes, linens, injectable pharmaceuticals, and numerous other items. In each year, our pain management and ancillary service segments comprised the majority of our supply expense.

     From 2005 to 2006, supplies increased $2.2 million, or 79.5% . This increase is primarily due to an increase in supplies expense in our pain management and ancillary services segments due to increased costs associated with supplies as well as increased service offering and current year acquisitions leading to an increase in supplies expense.

     From 2004 to 2005, supplies increased $1.3 million, or 90.6% . This increase is primarily due to additional supplies expense associated with the increasing costs of such supplies, current year acquisitions, and increased supplies associated with a broader range of patient services.

Interest Expense

     Interest expense related to expenses associated with debt obligations, waiver fees associated with a breach of debt covenants and amounts paid in regard to various other debt instruments.

Interest expense remained relatively flat from 2005 to 2006.

Interest expense remained relatively flat from 2004 to 2005.

Other Operating Expenses

     Other operating expenses include costs associated with managing and maintaining our operating facilities as well as the general and administrative costs related to the operations of our corporate office. These expenses include such items as repairs and maintenance, utilities, contract services, rent, and insurance.

     Other operating expenses decreased $5.5 million, or 30.8%, from 2005 to 2006. This decrease primarily relates to a reduction in expenses classified as other operating expenses in 2006 versus 2005.

Other operating expenses increased $8.8 million, or 97.5% from 2004 to 2005. This increase primarily relates to a $1.5 million increase in rent and a $2.4 million increase in compensation expense relating to variable options from 2004 to 2005.

Depreciation and Amortization

     Depreciation and amortization relate to the monthly and quarterly charge of our fixed and intangible assets. Such assets include property, plant and equipment, medical equipment and office equipment. Our intangible assets primarily relate to the physician referral network.

     Depreciation and amortization expense increased $1.7 million, or 56.5%, from 2005 to 2006. This is primarily due to fixed assets additions during 2006 leading to higher depreciation expense.

     Depreciation and amortization expense increased $1.6 million, or 113.0%, from 2004 to 2005. This increase is primarily due to additional fixed assets associated with current year acquisitions as well as the amortization charge of intangible assets.

Derivative Expense/(Income)

     Derivative expense/income is directly related to our current stock price. As our stock price increases, our derivative expense increases and as our stock price decreases, our derivative expense then becomes derivative income. During 2006 we recorded derivative income of $10.0 million versus derivative expense of $7.1 million in 2005.

Impairment of Goodwill, Intangible Assets

     The expenses associated with impairment of goodwill and intangible assets relates to impairment charges taken against; subsidiary goodwill, our MedX contract right, our three owned EDX contract rights, two of our subsidiaries, and an impairment charge against our contract with Denver Pain Management.

     Impairment of goodwill and intangible assets increased $34.0 million from 2005 to 2006. The increase in impairment of goodwill and intangible assets is due to charges relating to the write-down of goodwill to the subsidiaries respective fair market value of such goodwill and intangible assets.

Minority Interest in Earnings of Consolidated Affiliates

     Minority interests in earnings of consolidated affiliates represent the share of net income or loss allocated to members or partners in our consolidated entities. For 2004 through 2006, the number and average of external ownership interest in these consolidated entities were as follows:

	As of and for the years ended December 31,
	2006	2005	2004
Active consolidated affiliates	2	2	-
Average external ownership interest	70.3%	70.3%	-

Of our active consolidated affiliates at December 31, 2006, approximately 100% are in our ancillary services segment. As of October 19, 2006 we listed all assets and liabilities associated with our ambulatory surgical centers as available for sale. Also, on December 11, 2006 we rescinded the acquisition of Amphora, LLC, in which we had 60% ownership interest.

Provision for Income Tax Expense (Benefit)

     We realized a $2.9 million income tax benefit from continuing operations in 2006 as compared to an $5.1 million income tax expense from continuing operations in 2005. Deferred tax expense increased by approximately $1.5 million to reflect the change in the noncurrent deferred taxes associated with amortization of goodwill and other assets and allowance for doubtful accounts.

      We realized a $5.1 million income tax expense from continuing operations in 2005 as compared to a $4.4 million income tax expense from continuing operations in 2004. Additionally, Paincare and its subsidiaries file seperate income tax returns in a number of states, some of which result in current state income tax liabilities.

     Net loss from continuing operations increased $4.0 million, or 265.2%, from 2004 to 2005. The increase in net loss from continuing operations resulted in additional income tax expense of approximately $700,000 from 2004 to 2005.

Consolidated Adjusted EBITDA

     Management continues to believe that an understanding of Consolidated Adjusted EBITDA is an important measure of operating performance, leverage capacity, our ability to service our debt, and our ability to make capital expenditures for our stockholders.

     In general terms, the definition of Consolidated Adjusted EBITDA, per our credit agreement, is defined as consolidated net earnings (or loss), minus extraordinary gains and interest income, plus interest expense, income taxes, and depreciation and amortization for such period, in each case, as determined in accordance with GAAP.

     We use Consolidated Adjusted EBITDA on a consolidated basis to assess our operating performance. We believe it is meaningful because it provides investors a basis using criteria that are used by our internal decision makers. Our internal decision makers believe Consolidated Adjusted EBITDA is a meaningful measure, because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments. Additionally, our management believes the inclusion of professional fees associated with litigation, accounting restatement, audit and tax work associated with the restatement process, and the implementation of Sarbanes-Oxley Section 404 and other non-ordinary course charges distort within EBITDA their ability to efficiently assess and view the core operating trends on a consolidated basis and within segments. We reconcile consolidated Adjusted EBITDA to gain/(loss) from continuing operations.

     We also use Consolidated Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is also a component of certain material covenants contained within and defined by our credit agreement. These covenants are material terms of these agreements because they govern our credit agreement, which in turn represent a substantial portion of our capitalization. Non-compliance with these financial covenants under our credit facilities—our interest coverage ratio and our leverage ratio—could result in the lenders requiring us to immediately repay all amounts borrowed. Any such acceleration could also lead the investors in our public debt to accelerate their maturity. In addition, if we cannot satisfy these financial covenants in the indenture governing the credit agreements, we cannot engage in certain activities, such as incurring additional indebtedness, making certain payments, acquiring and disposing of assets. Consequently, Consolidated Adjusted EBITDA is critical to our assessment of our liquidity.

         However, Consolidated Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Consolidated Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Consolidated Adjusted EBITDA should not be considered a substitute for net gain/(loss) from continuing operations or cash flows from operating, investing, or financing activities. Because Consolidated Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles in the United States of America and is thus susceptible to varying calculations, Consolidated Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenue and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements.

Reconciliation of Loss from Continuing Operations to Consolidated Adjusted EBITDA

	For the years ended December 31,
	2006	2005	2004
Loss from continuing operations	$ (25,467,245)	$ (5,484,004)	$ (1,501,482)
Provision for income tax expense (benefit)	(2,930,928)	5,110,651	4,410,587
Depreciation and amortization	4,624,388	2,954,231	1,386,713
Impairment of goodwill	22,098,675	-	-
Impairment of other assets	11,895,837	-	-
Interest expense	3,609,655	4,308,502	3,463,677
Other income	(203,229)	(457,250)	(170,568)
Consolidated Adjusted EBITDA before class action
settlement expense and professional fees - restatement	13,627,153	6,432,130	6,432,130
Medical malpractice legal settlement	550,000	-	-
Professional fees - restatement	2,400,000	-	-
Non-cash consideration	(7,975,675)	2,382,259	356,590
Consolidated Adjusted EBITDA	$ 8,601,478	$ 8,814,389	$ 7,945,517

 Reconciliation of Consolidated Adjustment EBITDA to Net Cash Provided by Operating Activities

	For the years ended December 31,
	2006	2005	2004
Consolidated Adjusted EBITDA	$ 8,601,478	$ 8,814,389	$ 7,945,517
Professional fees - restatement	(2,400,000)	-	-
Medical malpractice legal settlement	(550,000)	-	-
Interest expense and amortization of debt and discount and fees	(3,609,655)	(4,308,502)	(3,463,677)
Other income	203,229	457,250	170,568
Amortization of debt issue costs, debt discounts, and fees	2,176,744	1,383,324	1,805,846
Amortization of deferred financing costs	-	(475,717)	-
Stock issued for interest payments	325,407	991,146	383,053
Current portion of income tax provision	5,729,369	(3,997,085)	(3,661,964)
Mark to market derivative	(9,997,201)	7,055,502	3,256,372
Loss on disposal of property and equipment	-	88,651	-
Non-cash transactions	(835)	28,143	30,415
Net cash provided by operating activities attributed to discontinued operations	(292,529)	562,354	-
Change in operating assets and liabilities, net of assets acquired	(999,870)	(1,426,358)	(2,347,104)
Net Cash Provided by Operating Activities	$ (813,863)	$ 9,173,097	$ 4,119,026

     Our Consolidated Adjusted EBITDA approximated 13.5%, 13.9%, and 21.0% of net operating revenues in 2006, 2005, and 2004, respectively.

     Consolidated Adjusted EBITDA decreased $212,911, or 2.4%, from 2005 to 2006. The increase in Consolidated Adjusted EBITDA is primarily due to the impairment of intangible assets leading to a reduction in operating earnings and subsequent tax benefit for 2006 versus tax expense in 2005.

     Consolidated Adjusted EBITDA increased $868,872, or 10.9%, from 2004 to 2005. The decrease in Consolidated Adjusted EBITDA is primarily due to a reduction in income from continuing operations from 2004 to 2005.

Segment Results of Operations

     Our internal financial reporting and management structure is focused on the major types of services provided by PainCare. We currently provide various patient care services through three operating segments and certain other services through a fourth segment, which correspond to our four reporting business segments: (1) pain management, (2) surgery, (3) ancillary services, and (4) corporate and other. For additional information regarding our business segments, including a detailed description of the services we provide and financial data for each segment, please see Item 1, Business , and Note 23, Segment Reporting, to our accompanying consolidated financial statements. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Pain Management

     Our pain management segment provides treatment through interventional and non-interventional therapies treating both the chronic and acute pain patient. Our pain management facilities are located in eight states in the United States and one province in Canada.

     As of December 31, 2006 our pain management segment operated 16 facilities (three of which are wholly owned and 13 of which are managed contracts). Our pain management segment provides services to patients such as therapeutic injections, radiofrequency treatments and both physical and behavioral therapy.

     For the years ended December 31, 2006, 2005 and 2004, our pain management segment comprised approximately 72.3%, 68.1% and 58.9%, respectively, of consolidated net operating revenues. Operating results for 2004 through 2006 were as follows:

	For the years ended December 31, (in thousands)
	2006	2005	2004
Net operating revenues	$46,093	$43,269	$22,317
Operating expenses	68,275	24,751	12,202
Operating income (loss)	$(22,182)	$18,518	$10,115

For the years ended December 31, 2006, 2005 and 2004, pain management’s net operating revenues were derived from the following payor sources:

	For the years ended December 31,
	2006	2005	2004
Government	29.6%	25.2%	26.2%
Private Insurance	48.2%	48.3%	58.8%
Workers Compensation	15.8%	14.8%	11.9%
Personal Injury	-	5.9%	-
Self Pay	3.4%	3.5%	3.1%
Other	3.0%	2.3%	-
Total	100.0%	100.0%	100.0%

Net Operating Revenues

     Our pain management segment’s net operating revenues increased $2.8 million, or 6.5%, from 2005 to 2006. The increase was primarily due to two pain management acquisitions during 2006. Total net operating revenues for the two additional pain management facilities added $4.8 million to the pain management segment.

     Net operating revenues of our pain management segment increased $21.0 million, or 93.9%, from 2004 to 2005. This increase is primarily due to the realization, in 2005, of a full years net operating revenues regarding four facilities that were added in the latter half of 2004 verse a partial year realization of net operating revenues in 2004. These same four facilities accounted for $3.9 million, or 17.4%, of net operating revenues in 2004 verse $17.4 million, or 40.2% of net operating revenues in 2005.

Operating Expenses

Pain Management
Operating Expenses
(% of Total Pain Management Operating
Expenses)

Salaries, Benefits and Bonuses

     Salaries, benefits and bonuses consist of salaries paid to physicians, non-physician providers, general support staff, employee bonuses and any related employee benefits. Salaries, benefits and bonuses equated to 37.5%, 45.0%, and 31.2% of pain management’s total operating expenses from 2004 through 2006, respectively, making it critical to monitor and manage these expenses.

     Salaries, benefits and bonuses increased $6.7 million, or 60.7%, from 2005 to 2006 primarily due to an increase in both physician salaries of approximately $3.1 million and non-physician provider salaries of approximately $1.4 million.

     From 2004 to 2005 salaries, benefits and bonuses increased $5.7 million, or 103.7% . The increase in salaries, benefits and bonuses was due to an increase of approximately $1.5 million in non-physician provider salaries and $2.6 million in salaries of general employee staff.

Supplies

Supplies expense relates to the necessary supplies needed to provide patient care. These supplies include all forms of medical supplies such as syringes, linens, injectable pharmaceuticals and bandages as well as general office supplies.

     From 2005 to 2006, supply expense increased $2.2 million, or 103.7% . The increase in supplies expense was primarily due to expanded service lines requiring a greater volume of supplies.

      From 2004 to 2005, supply expense increased $1.2 million, or 126.5% . The increase in supplies expense was primarily due to expanded service lines and increased costs of supplies.

All Other Operating Expenses

     All other operating expenses increased $24.2 million, or 210.6%, from 2005 to 2006. The increase in other operating expenses was primarily due to the addition of two pain management facilities in October 2005 as well as two pain management facilities at the beginning of 2006.

     All other operating expenses increased $3.3 million, or 40.2%, from 2004 to 2005. The increase in other operating expenses was primarily due to the addition of one pain management facility in December 2004, and three pain management facilities in 2005.

Operating Earnings

     Net operating earnings for our pain management segment decreased $30.3 million, or 162.7%, from 2005 to 2006. This decrease is attributed to a disproportionate increase in our total operating expenses of 134.0% versus an increase in net operating revenues of only 6.5% . A portion of these increased expenses relates to the recruiting, training and maintaining of key employees as well as the additional expenses incurred with four pain management acquisitions since October of 2005.

     Net operating earnings for our pain management segment increased $10.8 million, or 139.8%, from 2004 to 2005. This increase is attributed to an increase in net operating revenues of 93.9% versus an increase in total operating expenses of 69.4% . In addition, we recorded three pain management acquisitions during 2005 and four acquisitions in the latter half of 2004.

Surgery

     Our surgeries segment provides patient services such as full spectrum orthopedic surgery, minimally invasive spine surgery and foot and ankle surgery. Our surgical facilities are located in three states in the United States. It should be noted that our surgery segment is exclusive of our three ambulatory surgical centers listed as held for sale. Information pertaining to the financial reporting of the ambulatory surgical centers can be found within the ancillary service segment as outlined later in this Item.

     As of December 31, 2006 our surgery segment operated three facilities (one of which is wholly owned and two of which are managed contracts). For the years ended December 31, 2006, 2005 and 2004, our surgeries segment comprised approximately 8.4%, 9.7% and 13.7%, respectively, of consolidated net operating revenues. For 2004 through 2006, this segment’s operating results were as follows:

	For the years ended December 31, (in thousands)
	2006	2005	2004
Net operating revenues	$5,348	$6,165	$5,203
Operating expenses	5,942	4,273	3,281
Operating income (loss)	$(594)	$1,892	$1,922

During 2006, 2005 and 2004, surgery’s net operating revenues were derived from the following payor sources:

	For the years ended December 31,
	2006	2005	2004
Government	10.1%	12.7%	11.0%
Private Insurance	34.9%	70.1%	82.0%
Workers Compensation	34.6%	8.3%	4.3%
Personal Injury	19.0%	0.5%	-
Self Pay	1.4%	8.4%	2.7%
Total	100.0%	100.0%	100.0%

Net Operating Revenues

     Our surgery segment’s net operating revenues decreased $817,499, or 13.3%, from 2005 to 2006. This decrease is primarily due to a change in accounts receivable net realizable value of $1.3 million, or 196.7% from 2005 to 2006.

     Our surgery segment’s net operating revenues increased $962,409, or 18.5%, from 2004 to 2005. This increase is primarily due to the increase in patient volume from 2004 to 2005.

Operating Expenses

Surgery
Operating Expenses
(% of Total Surgery Operating Expenses)

Salaries, Benefits and Bonuses

     Salaries, benefits and bonuses consist of salaries paid to physicians, physician assistants (non-physician providers), general support staff, employee bonuses and any related employee benefits.

     Salaries, benefits and bonuses increased $934,715, or 37.4%, from 2005 to 2006. This increase is primarily due to an increase in physician based salaries of approximately $800,000.

     Salaries, benefits and bonuses increased $550,909, or 28.3%, from 2004 to 2005. This increase is primarily due to an increase in personnel as well as an increase in existing staff pay.

Supplies

     Supplies expense relates to the necessary supplies needed to provide patient care. These supplies include all forms of medical supplies such as syringes, linens, injectable pharmaceuticals and bandages, as well as general office supplies. Our surgery segment did not experience any notable increases in supplies expense on a year-over-year basis.

All Other Operating Expenses

     All other operating expenses increased $597,929, or 39.2%, from 2005 to 2006. The increase in all other operating expenses relates to an overall increase in all expense accounts from 2005 to 2006.

     All other operating expenses decreased $303,371, or 16.6%, from 2004 to 2005. The decrease in all other operating expenses is primarily related to decreases in all expense accounts from 2004 to 2005.

Operating Earnings

     Net operating earnings for our surgery segment decreased $2.4 million, or 125.1%, from 2005 to 2006. The decrease in net operating earnings is primarily due to an approximate $2.2 million decrease in same practice earnings from 2005 to 2006.

     Net operating earnings for our surgery segment increased $691,277, or 57.0%, from 2004 to 2005. The increase in net operating earnings was due to an increase in net operating revenues of 18.5% while expenses remained relatively flat from 2004 to 2005.

Ancillary Services

     Our ancillary services segment provides patient services such as orthopedic rehabilitation, diagnostic imagery, electrodiagnostic imaging and intra-articular joint rehabilitation program. Our ancillary services segment facilities are located in four states in the United States. It should be noted that our ambulatory surgery centers currently listed as held for sale are reported under ancillary services segment.

     As of December 31, 2006 our ancillary services segment operated five facilities (two of which are wholly owned and three of which are managed contracts). For the years ended December 31, 2006, 2005 and 2004, our ancillary services segment comprised approximately 19.3%, 22.2% and 27.4%, respectively, of consolidated net operating revenues. Operating results from 2004 through 2006 were as follows:

	For the years ended December 31, (in thousands)
	2006	2005	2004
Net operating revenues from continuing operations	$12,288	$14,114	$10,398
Operating expenses from continuing operations	8,258	10,321	5,699
Operating earnings from continuing operations	$4,030	$3,793	$4,699

	For the years ended December 31, (in thousands)
	2006	2005	2004
Net operating revenues from discontinued operations	$20,411	$5,115	-
Operating expenses from discontinued operations	22,418	4,971	-
Operating earnings from discontinued operations	$(2,007)	$144	-

*This chart is intended to give reference to all facilities listed as either discontinued or held for sale

During 2006, 2005 and 2004, ancillary service’s net operating revenues were derived from the following payor sources:

	For the years ended December 31,
	2006	2005	2004
Government	19.2%	24.9%	22.4%
Private Insurance	55.9%	63.9%	64.2%
Workers Compensation	3.8%	4.6%	5.0%
Personal Injury	2.8%	5.6%	-
Self Pay	1.3%	1.0%	8.4%
Other	17.0%	-	-
Total	100.0%	100.0%	100.0%

Net Operating Revenues

     From 2005 to 2006, net operating revenues decreased $1.8 million, or 12.9% . This decrease is attributed to a reduction in net operating revenues generated from our same practice operations.

     From 2004 to 2005, net operating revenues increased $3.7 million, or 35.7% . This increase relates to $3.8 million in additional revenues associated with same practice operations.

Operating Expenses

Ancillary Service
Operating Expenses
(% of Total Operating Expenses)

Salaries, Benefits and Bonuses

     Salaries, benefits and bonuses consist of salaries paid to physicians, non-physician providers, general support staff, employee bonuses and any related employee benefits.

Salaries, benefits and bonuses remained relatively flat from 2005 to 2006.

     Salaries, benefits and bonuses increased $2.5 million, or 76.2% from 2004 to 2005. This increase is primarily due to an increase of approximately $1.2 million in physician assistant salaries and $1.2 million in salaries of general staff.

Supplies

     Supplies expense did not experience any notable increase on a year-over-year basis for our ancillary services segment.

All Other Operating Expenses

     All other operating expenses remained relatively flat from 2005 to 2006.

     All other operating expenses increased $1.8 million, or 26.8% from 2004 to 2005. The increase in all other operating expenses relates to an increase in general business expenditures.

Operating Earnings

     Net operating earnings decreased $3.6 million, or 66.9%, from 2005 to 2006. The decrease in operating earnings is primarily due to $1.9 million reduction in net operating revenues from 2005 to 2006.

     Net operating earnings increased $1.8 million, or 51.8%, from 2004 to 2005. The increase in operating earnings is primarily due to an increase in net operating revenues of $3.7 million from 2004 to 2005.

Corporate and Other

     Corporate and other only includes cost functions that are managed directly by our corporate office and that do not fall within one of our three operating segments discussed above.

     All of our corporate costs that relate to overhead are contained within this segment. These costs include among others: accounting, communications, compliance, human resources, information technology, internal audit, and legal which provide support functions to our three other operating segments.

From 2004 through 2006, this segment’s operating results were as follows:

	For the years ended December 31, (in thousands)
	2006	2005	2004
Net operating revenues	$-	$-	$-
Operating expenses	16,242	13,670	7,277
Operating income (loss)	$(16,242)	$(13,670)	$(7,277)

     Corporate and other’s primary operating expense is salaries, benefits and bonuses. Salaries, benefits and bonuses represents the most significant cost to the segment and includes all amounts paid to full- and part-time employees at our corporate headquarters, as well as the related costs and benefits provided to these employees. All general and administrative costs related to the operation of our corporate office are included in operating expenses. The most significant general and administrative expenses relate to salaries, interest, and amortization expense.

Operating Expenses

Corporate and Other
Operating Expenses
(% of Total Corporate and Other Operating
Expenses)

Salaries, Benefits and Bonuses

     Salaries, benefits and bonuses increased $1.0 million, or 35.5% from 2005 to 2006. The following key positions were added at our corporate headquarters during 2006: vice president of finance, general counsel, assistant controller and an internal auditor. Several other employees holding non-key positions were added during 2006 as well.

Salaries, benefits and bonuses did not materially change from 2004 to 2005.

All Other Operating Expenses

     All other operating expenses decreased $6.3 million, or 24.1%, from 2005 to 2006. This decrease primarily relates to a change in derivative expense of $7.1 million in 2005 to a derivative benefit of $10.0 million in 2006 creating a decrease in all other operating expenses of $17.1 million. This decrease of $17.1 million is off-set by increases in professional fees, legal fees and amortization expense recorded during 2006.

     All other operating expenses increased $16.7 million, or 174.0%, from 2004 to 2005. This increase primarily relates to an increase in derivative expense of $7.1 million and an increase in compensation expense of variable options amounting to $2.4 million.

Operating Earnings

     From 2005 to 2006, operating earnings increased $15.1 million, or 48.3% . This increase in operating earnings is primarily due to a derivative benefit of $10.0 million in 2006 verse a derivative expense of approximately $7.1 million in 2005. This decrease in derivative expense is off-set by an increase of $2.5 million in interest expense and increases in professional fees, legal fees and amortization expense.  Also, there was a $5.6 million income tax benefit in 2006 versus a $5.1 million tax expense in 2005.

      From 2004 to 2005, operating earnings decreased $17.2 million, or 122.9% . This decrease in operating earnings is primarily due to an increase of $2.4 million, $4.1 million and $7.1 million in compensation expense, interest expense and derivative expense, respectively.

Results of Discontinued Operations and Assets Held for Sale

     PainCare Holdings, Inc., through its subsidiaries, provides healthcare services for the treatment of pain through physician practices and surgery centers in North America and Canada. PainCare’s surgery segment constitutes a component of the entity because the operations of and cash flows of the surgery segment can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

      With the intention of narrowing our core business strategy and to reduce debt obligations, PainCare’s management decided during 2006 to exit the ambulatory surgical center acquisition strategy, and has since committed to a plan to sell our interests in our three ambulatory surgical centers (ASC’s). PainCare's ASC’s are classified as held for sale and measured at the lower of their carrying amount or fair value less costs to sell. The operations and cash flows of these ASC’s will be eliminated from continuing operations as a result of the sale transaction, and PainCare will have no continuing involvement in the operations of the product group after it is sold. The scenario meets the requirements of FASB Statement No. 144 . Therefore PainCare will report the results of operations of the component, including any gain or loss, in discontinued operations.

     In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records impairment losses on long-lived assets held for sale when events and circumstances indicate that the assets might be impaired if the fair value less costs to sell of the assets are less than the carrying amount of those assets. During 2006, the Company developed a plan to sell our three ASC’s with the intention of using the proceeds to pay off debt obligations. The Company plans to sell those ASC’s during the first half of 2007 and has estimated the sales value, net of related costs to sell, at amounts derived from preliminary discussions with our investment bankers. Accordingly, the Company recorded an impairment loss of $2,297,013 in 2006 attributed to one of the ASC’s. The impairment was based on the Company’s best estimate of the fair value of the ASC less costs to sell. The amount included in discontinued operations could be adjusted in the near term if experience differs from current estimates.

     The results of the discontinued operations of Amphora and the three ASC’s are included in the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005 as follows:

	2006			2005
	Amphora	ASC’s	Total	ASC’s
Net Revenue	$3,812,504	$ 16,598,101	$ 20,410,605	$ 5,115,484
Cost of revenue and operating expenses	2,266,710	11,531,482	13,798,192	3,068,079
Operating income (loss)	1,545,794	5,066,619	6,612,413	2,047,405
Other income (loss)	-	(4,633,752)	(4,633,752)	(1,500,114)
Income (loss) before provision for income taxes and minority interest	1,545,794	432,867	1,978,661	547,291
Provision (benefit) for income taxes	483,973	(392,843)	91,130	(184,972)
Income (loss) before minority interest	1,061,821	825,710	1,887,531	732,263
Minority interest in earnings of discontinued operations	618,318	1,605,678	2,223,996	587,637
Income from discontinued operations	443,503	(779,968)	(336,465)	144,626
Loss from disposal of discontinued operations, net of tax	(1,670,721)	-	(1,670,721)	-
Total income (loss) from discontinued operations	$(1,227,218)	$ (779,968)	$(2,007,186)	$ 144,626

The assets and liabilities of Amphora and the ASC’s included in the consolidated balance sheets as of December 31, 2006 and 2005 were as follows:

	2006	2005
Assets
Cash	$389,905	205,385
Accounts receivable	6,629,433	4,624,705
Deposits and prepaids	350,486	442,953
Deferred taxes	1,113,086	-
Current assets of discontinued operations	8,482,910	5,273,043
Property and equipment, net	1,110,898	889,640
Goodwill	26,040,567	13,928,431
Other assets	740,888	457,454
Non-current deferred tax asset	852,711	735,287
Non-current assets of discontinued operations	28,745,064	16,010,812
Total assets of discontinued operations	$ 37,227,974	$ 21,283,855
Liabilities
Accounts payable and accrued liabilities	533,973	434,754
Current portion of capital lease obligations	18,367	122,597
Current liabilities of discontinued operations	552,340	557,351
Capital lease obligations	32,609	41,749
Long term liabilities of discontinued operations	32,609	41,749
Total liabilities of discontinued operations	584,949	599,100
Minority interests related to discontinued operations	2,191,797	1,763,838
Book value of net assets	$ 34,451,228	$ 18,920,917

The discontinued operations of the ASC’s were allocated the debt of $27,084,377 and $22,385,987 computing for the purpose of interest expense respectively, for 2006 and 2005. This was allocated because the Company is required by our senior lender HBK Investments to repay their note upon the sale of the ASC’s. As a result, interest expense of $4,646,963 and $1,500,914, respectively, has been included in the results of the discontinued operations recorded as held for sale.

Liquidity and Capital Resources

Current situation

     As of December 31, 2006, the Company had working capital of $(23,394,080), including $3,597,714 of cash and cash equivalents from continuing operations. During 2006, the Company sold 3,305,033 shares of common stock, raising net proceeds of $9,496,308. The Company’s cash provided by (used) in operating activities for the years ended December 31, 2006, 2005 and 2004 was ($521,334), $8,577,513 and $4,119,026, respectively for continuing operations.

     The Company expects to utilize cash and cash equivalents to fund its operating activities. We have significantly curtailed our acquisition model and have a plan to reduce expenses prospectively. The Company is continuing to pursue fund-raising possibilities through either the sale of its securities, debt financing or asset dispositions. If the Company is unable to secure additional financing on reasonable terms or if the level of cash and cash equivalents falls below anticipated levels, the Company will not have the ability to continue as a going concern beyond the second quarter of 2007.

      Selling securities to satisfy its capital requirements may have the effect of materially diluting the current holders of the Company’s outstanding stock. The Company may also seek additional funding through other financing vehicles. There can be no assurances that such funding will be available at all or on terms acceptable to the Company.

Senior Credit Facility

  On May 2, 2006, June 20, 2006, August 9, 2006, and November 8, 2006, we entered into letter agreements (the "Waiver Letters") with HBK Investments L.P. (the "Agent"), HBK Master Fund L.P., ("HBK-MF") and Del Mar Master Fund Ltd. ("Del Mar," and together with HBK-MF the "Lenders") pursuant to which the Agent and the Lenders waived certain of our breaches of the terms of the loan and security agreement entered into by the parties on May 11, 2005, as amended (the "Loan Agreement"). In consideration of the entry by the Agent and the Lenders into the Waiver Letters, we paid fees to the Lenders in the amount of $300,000, $150,000, $100,000 and $150,000, respectively.

     The August 9, 2006, Waiver Letter required us to cause the financial covenants in Section 7.18 of the Loan Agreement to be amended on or before October 15, 2006, in a manner satisfactory to the Agent and the Lenders. On October 13, 2006, we entered into a letter agreement with the Agent and the Lenders extending the October 15, 2006 deadline until November 15, 2006. On November 8, 2006, we entered into a letter agreement with the Agent and the Lenders extending the November 15, 2006 deadline until December 1, 2006.

     On January 1, 2007, we entered into a Forbearance Agreement (the "Forbearance Agreement") with the Agent and the Lenders pursuant to which the Agent and the Lenders agreed to forbear, until a date not later than March 31, 2007, from exercising their rights and remedies under the Loan Agreement with respect to certain specified events of default under the Loan Agreement that had either occurred or that were thought to likely occur during the forbearance period. In consideration for the forbearance, we agreed to certain additional covenants and to pay fees in the amount of (i) $277,500 at closing, plus, (ii) upon the repayment in full of our obligations under the Loan Agreement (the "Obligations"), an amount equal to the greater of (i) $500,000, and (ii) $277,500 for each month (or portion thereof) that has elapsed after the date of the Forbearance Agreement before the Obligations have been repaid in full.

     Since our entry into the Forbearance Agreement we have failed to comply with certain covenants set forth in the Forbearance Agreement, and may have additionally violated certain terms and provisions set forth in the Loan Agreement. On March 21, 2007, we received a Notice of Default from the Agent setting forth certain alleged events of default by us under the Loan Agreement, including, but not limited to, a failure by us to make certain required payments. The Notice of Default further provides (i) the default rate of interest as set forth in the Loan Agreement is in effect until such time as all such alleged events of default have either been cured or waived in writing, and (ii) the Agent and Lenders expressly reserve all of their remedies, powers, rights, and privileges under the Loan Agreement, at law, in equity, or otherwise including, without limitation, the right to declare all obligations under the Loan Agreement immediately due and payable. Should the Agent take additional actions to enforce its rights under the Loan Agreement our business and operations could be materially adversely affected.

CPM Notice of Default

     On March 15, 2007, we received a notice of breach and default (the "CPM Notice") from The Center for Pain Management, LLC ("CPM") with respect to that certain Asset Acquisition Agreement dated December 1, 2004 (the "APA") entered into by us, PainCare Acquisition Company XV, Inc. (the "Subsidiary"), CPM, and the owners of CPM (the "Members").

     The CPM Notice set forth our failure to make certain installment payments of cash and common stock under the terms of the APA. The CPM Notice further provides that unless we cure the alleged events of default set forth in the CPM Notice, (i) certain non-competition and non-solicitation provisions binding the Members will cease as of April 24, 2007, and (ii) CPM and the Members will have, as of April 12, 2007, certain rights under that certain Stock Pledge Agreement dated December 1, 2004 (the "Pledge Agreement") entered into by us and the Members, including, but not limited to, the right to foreclose on the issued and outstanding shares of stock of the Subsidiary. Any actions by CPM or the Members to enforce their rights under the APA and Pledge Agreement may trigger certain defaults under our senior credit facility with HBK, which could materially adversely affect our business and operations.

Convertible Debentures

     Pursuant to certain convertible debentures issued to Midsummer Investments, Ltd and Islandia LP, the Company is currently in technical default because the Company is in default with it's primary lender.  As of March 30, 2007, the Company has not received formal notification of default.

Historic Sources and Uses of Cash

     Our principal sources of liquidity are cash on hand, cash from operations, and our revolving credit agreement. Historically, our primary sources of funding have been cash flows from operations and borrowing under our long-term debt agreements. Funds were used for working capital requirements, capital expenditures, and business acquisitions. The following chart shows cash flows provided by or used in operating, investing and financing activities for 2006, 2005 and 2004:

	For the years ended December 31,
	2006	2005	2004
Net cash provided by (used in) operating activities	$(813,863)	$9,173,097	$4,119,026
Net cash used in investing activities	(18,512,052)	(36,474,158)	(18,407,883)
Net cash provided by (used in) financing activities	600,368	30,913,386	25,465,930
Net increase (decrease) in cash and cash equivalents	$(18,725,547)	$3,612,325	$11,177,073

2006 compared to 2005

Operating activities.

     Net cash provided by operating activities decreased $10.0 million, or 108.9%, from 2005 to 2006. The decrease in net cash provided by operating activities primarily relates to the increased expenses relating to: restatement of prior year financials, adding additional corporate staff and increases in professional fees.

Investing activities.

     Net cash used in investing activities decreased $17.9 million, or 49.2%, from 2005 to 2006. The decrease in cash used in investing activities primarily relates to recording four acquisitions in 2006 compared to six acquisitions in 2005.

Financing activities.

     Net cash provided by financing activities decreased $30.3 million, or 98.1%, from 2005 to 2006. The decrease in net cash provided by financing activities relates to our revolving credit line with HBK. In 2005 we initiated a note payable agreement with HBK which contributed $28.2 million in cash, while in 2006, we did not receive any additional funds under our revolving loan.

2005 compared to 2004

Operating activities.

     Net cash provided by operating activities increased $5.1 million, or 122.7%, from 2004 to 2005. The increase in net cash provided by operating activities primarily relates to increases in revenues generated from the additional consolidating entities added during 2005.

Investing activities.

     Net cash used in investing activities increased $18.1 million, or 98.1%, from 2004 to 2005. The increase in cash used in investing activities primarily relates to the initial cash consideration paid regarding the acquisitions recorded during 2005 as well as first year cash consideration paid to the acquisitions recorded during 2004 and second year cash consideration paid to the acquisitions recorded during 2003.

Financing activities.

     Net cash provided by financing activities increased $5.4 million, or 21.4%, from 2004 to 2005. The increase in net cash provided by financing activities relates to $28.2 million received in 2005 regarding our revolving loan with HBK compared to $26.8 million cash received in 2004 relating to proceeds from the issuance of debentures and common stock.

Contractual Obligations

     Achieving optimal returns on cash often involves making long-term commitments. SEC regulations require that we present our contractual obligations, and we have done so in the table that follows. However, our future cash flow prospects cannot reasonably be assessed based on such obligations, as the most significant factor affecting our future cash flows is our ability to earn and collect cash from our patients and third-party payors. Future cash outflows, whether they are contractual obligations or not, will vary based on our future needs. While some such outflows are completely fixed (for example, commitments to repay principal and interest on capital obligations), most will depend on future events (for example, a facility has a lease for property that includes a base rent amount and an annual increase based on a percentage of the consumer price index). Further, normal operations involve significant expenditures that are not based on “commitments.” Examples of such expenditures include amounts paid for income taxes or for salaries and benefits.

Our consolidated contractual obligations as of December 31, 2006, are as follows:

		Less than 1	One-3	Three-5	5+
Contractual Obligations	Total	Year	Years	Years	Years
Long-term debt	$ 34,115,378	$34,115,378	$ -	$ -	$ -
Convertible debentures	12,415,480	12,415,480	-	-	-
Capital leases	3,115,178	1,150,660	1,767,753	196,765
Operating leases	10,197,276	2,747,160	3,508,667	2,568,558	1,372,891
Acquisition consideration	4,026,209	4,026,209	-	-	-
Employment agreements	2,400,000	600,000	1,200,000	600,000	-
Total contractual obligations	$66,269,521

Financial restructuring plan and working capital needs

     The Company plans to sell three surgery centers to raise funds for the purpose of restructuring our debt obligations. The proceeds would be used to either pay in full or a substantial portion of the $27.8 million of debt with HBK Investments, L.P. Also, the funds would be used to pay the amount due under the promissory note to the original sellers of the Center for Pain Management Ambulatory Surgery Center (CPMASC) of approximately $7.8 million.

     The objective is to substantially reduce the debt outstanding by using the proceeds of the sale of the surgery center division. There may be an additional amount raised through the issuance of common stock or convertible debentures. These proceeds would primarily be used for working capital needs. The Company would have a significantly reduced debt load if the plan is executed.

     The Company’s working capital needs for 2007 are primarily for contingent cash payments of up to $6.5 million for the acquisitions as the earnings requirements are met. The Company is expected to receive a total of approximately $4 million as a tax refund during the third or fourth quarter of 2007. The refund will be used for working capital needs. The Company has also accrued $1.3 million of penalties associated with the late filing of a registration statement.

Critical Accounting Policies

     Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgment that affects the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepared our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

     Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies , to our accompanying consolidated financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our board of directors.

Principles of Consolidation

     The accompanying financial statements include the accounts of PainCare Holdings, Inc. and its wholly-owned subsidiaries. The Company consolidates PSHS Alpha Partners as it has a 67.5% ownership interest in this entity, and it consolidates PSHS Beta Partners as it has a 73% ownership interest. The other parties’ interest in these entities are reported as minority interests in the consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation. The two entities with minority stockholders are included in discontinued operations since the Company unveiled a plan to sell these facilities during the fourth quarter of 2006.

     The Company operates thirteen practices in states with laws governing the corporate practice of medicine where a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow the Company to manage the practice. Emerging Issues Task Force No. 97-2 (“EITF No. 97-2”) states that consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. All but one of the management services agreements between the Company and the physician satisfies all of the criteria of EITF No. 97-2. The Company includes revenue with respect to these practices in the consolidated financial statements in accordance with EITF No. 97-2.

Cumulative Effect of a Change in Accounting Principle

     Cumulative effect of a change in accounting principle was $991,925 and $0, net of tax, for 2006 and 2005, respectively, and resulted from the change in accounting principle from APB No. 25 to SFAS 123R. The cumulative effect of a change in accounting principle resulted from the requirement of SFAS 123R to reduce the amount of stock-based compensation expense by an estimated forfeiture rate or, in other words, the estimated number of shares that are not expected to vest as a result of an employee terminating prior to becoming fully vested in an award. Prior to the adoption of SFAS 123R, we did not reduce stock-based compensation expense based on an estimated forfeiture rate but rather recorded an adjustment to stock-based compensation as actual forfeitures occurred. Additionally, at adoption the company previously recorded the options mark to market at intrinsic value. FAS 123R requires these to be recorded at fair value. The options were revalued on January 1, 2006 using the Company’s fair value methodologies and the difference is recorded as a cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle is generally one time in nature and not expected to occur as part of our normal business on a regular basis

Property and Equipment

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

Advertising Costs

     Advertising expenditures relating to marketing efforts consisting primarily of marketing material, brochure preparation, printing and trade show expenses are expensed as incurred. Advertising expense was $1,816,794, $1,478,285, and $866,557 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.

Income Taxes

     The Company records income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax basis of its assets and liabilities. The Company estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating its tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets.

     The recording of a net deferred tax asset assumes the realization of such asset in the future, otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has not recorded any valuation allowances as of December 31, 2006 or 2005. The Company anticipates that it will generate sufficient pretax income in the future to realize its deferred tax assets.

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

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents in deposit accounts with high quality, credit-worthy financial institutions. Funds with these institutions exceeded the federally-insured limits by approximately $1,533,339 on December 31, 2006.

     Credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base. The Company controls credit risk associated with its receivables through pre-approvals with insurance providers. Generally, the Company requires no collateral from its customers.

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

Cash and Cash Equivalents

     All short-term investments with original maturities of three months or less when purchased are considered to be cash equivalents. At December 31, 2006 and 2005, the Company had cash and cash equivalents denominated in Canadian dollars that translate to U.S. dollar amounts of approximately $129,994 and $147,239, respectively.

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

Comprehensive Income (Loss)

     As reflected in the consolidated statements of stockholders’ equity, comprehensive income is a measure of net income (loss) and all other changes in equity that result from transactions other than with stockholders. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Comprehensive losses for the years ended December 31, 2006, 2005 and 2004 were $(26,483,341), $(5,323,127) and $(1,471,067), respectively.

Foreign Currency

     The Company operates a subsidiary in Canada, which is subject to different monetary, economic and regulatory risks than its domestic operations. The subsidiary uses a functional currency other than U.S. dollars, and the balance sheet accounts are translated into U.S. dollars at exchange rates in effect at the end of each reporting period. The foreign entity’s revenues and expenses are translated into U.S. dollars at the average rates that prevailed during the reporting period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income. Exchange gains and losses on transactions and equity investments denominated in a currency other than their functional currency are included in results of operations as incurred.

Deferred Financing Costs

     Deferred financing costs related to the Company’s various credit facilities are amortized over the related terms of the debt using the effective interest method. Net deferred financing costs were $2,536,302 and $1,688,431 at December 31, 2006 and 2005, respectively, and are included as a reduction to the liability as reflected in Note 10 “Notes Payable” and Note 11 “Convertible Debentures.”

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

Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies. Receivables generally are collected within industry norms for third-party payors. The Company continuously monitors collections from its customers and maintains an allowance for bad debts based upon any specific payor collection issues that have been identified, the historical collection experience including each practice’s experiences, and the aging of patient accounts receivable balances. The Company is not aware of any claims, disputes or unsettled matters with third-party payors which could have a material effect on the financial statements. The Company either uses in-house billing or local billing companies in each location it operates. Therefore, the Company analyzes its accounts receivable and allowance for doubtful accounts on a site-by-site basis as opposed to a company-wide basis. This allows the Company to be more detailed and more accurate with its collection estimates. While such credit losses have historically been within expectations and the provisions established, an inability to accurately estimate credit losses in the future could have a material adverse impact on operating results.

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

Changes in contractual allowances for the years ended December 31, 2006 and 2005 were as follows:

	For the Years Ended
	December 31,
	2006	2005
Balance at beginning of year (including balances from purchased business combinations)	$30,658,843	$ 14,788,745
Increase for contractual allowance	87,951,661	40,263,885
Decrease to the contractual allowance for the current year	(98,735,556)	(24,393,787)
Balance at end of year	$19,874,948	$ 30,658,843

A summary of the activity in the allowance for uncollectible accounts is as follows:

	For the Years Ended
	December 31,
	2006	2005
Balance, beginning of year	$1,763,777	$ 335,459
Additions charged to provision for bad debts	3,529,695	2,788,601
Accounts receivable written off (net of recoveries)	(3,058,387)	(1,360,283)
Balance, end of year	$2,235,085	$ 1,763,777

     The Company's payor mix and aging table from continuing operations for the year ended December 31, 2006 were as follows:

	Balance on
	December 31,
Financial Class	2006	Current	31-60 Days	61-90 Days	91 + Days
Private Insurance	$7,147,195	$1,928,021	$1,268,546	$659,248	$3,291,380
Self-Pay	339,184	91,498	60,201	31,286	156,199
Workers-Comp	2,145,160	578,676	380,742	197,867	987,875
Government	3,464,006	934,447	614,822	319,515	1,595,222

Other	1,562,845	421,592	277,387	144,155	719,711
Total	14,658,390	3,954,234	2,601,698	1,352,071	6,750,387
Allowance for doubtful accounts	2,235,085	105,726	127,230	128,974	1,873,155
Net realizable value	$12,423,305	$3,848,508	$2,474,468	$1,223,097	$4,877,232

			Required balance
		Percentage estimated	in allowance for
		for allowance for	doubtful
Aging Category	Amount	doubtful accounts	accounts
Current	$3,954,234	2.7%	$105,726
31-60 days	2,601,699	4.9%	127,230
61-90 days	1,352,071	9.5%	128,974
Over 91 days	6,750,387	27.7%	1,873,155
Year end balance of allowance for doubtful accounts			$2,235,085

     The Company’s payor mix and aging table for continuing operations for the year ended December 31, 2005 were as follows:

	Balance on
	December 31,
Financial Class	2005	Current	31-60 Days	61-90 Days	91 + Days
Medicare	$ 1,588,876	$658,177	$ 281,062	$ 117,867	$ 531,770
Private insurance	12,738,637	5,276,860	2,253,383	944,989	4,263,405
Self-pay	1,056,948	437,832	186,967	78,407	353,742
Workers compensation	2,606,677	1,079,792	461,104	193,371	872,410
Government	2,415,551	1,000,618	427,296	179,193	808,444
Medicaid	262,510	108,742	46,436	19,474	87,858
Other	2,357,983	976,772	417,112	174,922	789,177
Total	23,027,182	9,538,793	4,073,360	1,708,223	7,706,806
Allowance for doubtful accounts	1,763,777	333,355	305,287	162,191	962,944
Net realizable value	$21,263,405	$9,205,438	$3,768,073	$1,546,032	$6,743,862

		Percentage	Required balance
		estimated	in allowance for
		for allowance for	doubtful
Aging Category	Amount	doubtful accounts	accounts
Current	$ 9,538,793	3.5%	$333,355
31-60 days	4,073,360	7.5%	305,287
61-90 days	1,708,223	9.5%	162,191
Over 91 days	7,706,806	12.5%	962,944
Year end balance of allowance for doubtful accounts			$1,763,777

Recent Accounting Pronouncements

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For any amount of those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities based on the technical merits of the position. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. The Company is evaluating the impact of FIN 48 and does not believe there will be an impact during the first quarter of 2007.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements, but emphasizes that fair value is a market-based measurement and not an entity-specific measurement that should be based on an exchange transaction in which a company sells an asset or transfers a liability (exit price). SFAS No. 157 also establishes a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. For calendar year companies like the Company, SFAS No. 157 is effective beginning January 1, 2008. The Company is currently evaluating the effects, if any, that SFAS No. 157 will have on its consolidated financial statements.

     In November 2006, the FASB approved EITF 06-06, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments" which modifies EITF 96-19 to require a change in the value of an embedded conversion feature of a modified debt to be tested in a separate calculation. Early adoption of EITF 06-06 is permitted, and the Company has elected early adoption and applied the provisions of EITF 06-06 to record the results of the December 2006 refinancing of its subordinated convertible notes.

     In December 2006, the FASB approved EITF 00-19-2,  "Accounting for Registration Payment Arrangements," which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Early adoption of EITF 00-19-2 is permitted, and the Company has elected such early adoption. As a result we have recorded an estimate of the expected registration statement penalties of $1.3 million.

Business Outlook

     We were forced to devote a significant portion of our time and attention in 2006 to matters primarily outside the ordinary course of business, and those efforts have continued in 2007, although to a much lesser extent. At the same time, we expect to experience volume volatility, payor pressure, and increased competition in our markets. Accordingly, we anticipate our operating results will show a decline between 2006 and 2007 based on various factors.

•	Ancillary Services. In 2007, our ancillary services segment will continue to experience potential divestures from the three surgery centers currently listed as assets held for sale.

•	Pain Management. In 2007, our focus within the pain management segment will be on increasing volume growth and financial control. We expect to see margin expansion through financial control of expenses, and by providing additional ancillary services to existing facilities as well as possible expansion to satellite locations.

•	Surgeries. In 2007, our focus within the surgeries segment will be to increase the productivity of our same practice operations as well as perform segment analyses on the possible expansion of potential revenue generating ancillary services.

•	Corporate. In 2007, we will strive to control costs associated with corporate segment, but this may prove difficult due to our continued investment in our infrastructure (both people and technology). We will also continue to focus on the remediation of weaknesses in our internal controls. We will continue to replace the work performed by external consultants with PainCare employees, and we will continue to add resources to provide the necessary level of support to our facilities and meet our operational needs.

     While we expect our 2007 operating results will be consistent with the fact that PainCare is in a reorganization period, we are optimistic about the long-term positioning of PainCare. We continue to offer high quality services in growing segments of the health care industry which should provide long-term growth opportunities. In addition, we are stabilizing operations of our core business strategy of stabilized growth through highly profitable acquisitions and implementing additional ancillary services across all practices.

     Whatever market conditions we face, we will continue to seek opportunities to improve operations, stabilize our finances, and develop new relationships with doctors as potential future acquisitions in our industry, with the ultimate goal of providing sustainable growth and return for our stockholders.

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

Interest Rate Risk

     Our interest rate risk, in the borrowings under our credit facility, is based on variable market interest rates. As of December 31, 2006, we had $27.8 million of variable rate debt outstanding under our credit facility. At December 31, 2006, the revolving credit line bore interest at a rate of LIBOR plus 7.25% or Prime plus 4.5% . On March 21, 2007 the Company received from the Agent for the debt notification that the interest rate would change to the default rate of LIBOR plus 10.25% . Additionally, the Company has estimated a rate increase of approximately 13.45% based on the average rate increase over the previous year under the variable debt. The combination of these two factors would yield a hypothetical average interest rate of 16.54% for the next year. These increases would correspondingly decrease our pre-tax earnings and operating cash flows by approximately $1,076,131. The actual change in the pre-tax earnings and operating cash flows for the default rate is approximately $832,500. The hypothetical change in the increase to pre-tax earnings and operating cash flows is $243,631.

Intangible Asset Risk

     We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. At December 31, 2006, we performed the impairment tests and determined impairment was needed for both goodwill and the other intangible assets. The total impairment was $33,994,512 for continuing operations and $2,297,013 for discontinued operations.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The management of the Company, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report.

     Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2006 because of the material weaknesses in the Company’s internal control over financial reporting discussed below.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

     A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board [“PCAOB”] Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

     Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), referred to as the Internal Control - Integrated Framework. The objective of this assessment is to determine whether the Company's internal control over financial reporting was effective as of December 31, 2006. As a result of management’s Sarbanes Oxley work, management has concluded that there is an ineffective control environment over the Company’s financial reporting.

     BKHM, P.A., the Company’s independent registered public accounting firm, has issued a report on management’s assessment of the Company’s internal control over financial reporting, which is included herein.

     Management has identified the following specific material weaknesses in the Company's internal control over financial reporting as of December 31, 2006:

(i) Management has identified a lack of adequate segregation of duties in field locations in the purchasing and disbursement function, and in certain field locations for cash receipts. In addition, management noted a lack of compliance with established procedures regarding approval of invoices. In most locations the Company has attempted to segregate responsibilities, however, because of a lack of financial staff or the existence of related parties, there are inherent limitations in achieving proper segregation of duties. Therefore, management has concluded that there were deficiencies in the design of internal controls surrounding segregation of duties at certain locations because of a lack of personnel.

     Planned remediation for 2007 includes the consolidation of accounts payable and disbursement process from decentralized field locations into a centralized process at the Company’s headquarters. The Company believes this action will remediate the material weakness surrounding segregation of duties for the accounts payable and disbursement process functions.

(ii) The Company has executed agreements with related parties for billing, managerial and administrative services and facility leases. Management has identified that the Company did not have appropriate controls to timely identify all transactions with related parties.

     Planned remediation for 2007 includes establishing a formal inquiry process with operations personnel to identify related party transactions. Additionally, with the planned consolidation of the disbursement process, new vendors and contracts will be analyzed to identify related parties.

(iii) Management identified deficiencies in the operation of the Company's policies and procedures associated with a lack of access controls, and adequate backup and security of certain critical computerized financial systems. These systems include billing, payroll, accounts payable, general ledger and electronic spreadsheets used in the compilation and presentation of the Company's financial information. Although there are manual controls designed to identify material errors, these systems identified affect a significant number of account balances and disclosures, and therefore management has concluded that there is a material weakness related to controls in this area.

Management plans the following remediation for 2007:

•	Payroll, general ledger and accounts payable will be migrated from the decentralized subsidiary level and consolidated at the corporate level.
•	Implementation of a Corporate Information System and Security Policy to include:
	o	System Development and Life Cycle processes
	o	Change management
	o	User access review and provisioning
	o	Corporate and practice management review and approval of billing system user accounts and access privileges
	o	Controls around the use of spreadsheets in financial reporting

(iv) Management has identified deficiencies in the Company’s controls around authorization, reconciliation and safeguarding of assets. The deficiencies specifically related to a lack of a physical inventory, errors in the reconciliation of the subsidiary ledger to the general ledger and approval of fixed asset purchases.

Planned remediation for 2007 includes:

  Annual physical inventory of fixed assets.
  Additional procedures around roll forwards and reconciliation of the subsidiary ledger to the general ledger.
  Consolidation of accounts payable to corporate, which will facilitate the review and approval of fixed asset purchases.

(v) Management has identified deficiencies in the Company’s control structure surrounding bad debts, contractual allowances, and accounts receivable reserve estimates. The Company did not have appropriate controls designed and implemented to ensure validity, completeness and accuracy of contractual adjustments. In addition, the Company did not have a formalized and structured process to ensure reserves were properly estimated.

Planned remediation for 2007 includes:

  The Company has hired additional personnel and is in the process of implementing and adequately documenting a system to compare net realizable value to current historical collection percentages.
  Process improvements and standardization in field locations regarding contractual adjustments will be implemented.

(vi) Management has identified deficiencies in the Company’s internal control structure surrounding payroll. These deficiencies relate to lack of full compliance with established procedures regarding subsidiary to general ledger reconciliation, controls surrounding changes to withholding, payroll cut-off and approval of timecards.

Planned remediation for 2007 includes the consolidation of payroll from decentralized field locations to a centralized process at the Company’s headquarters as well as additional formalized controls surrounding the above areas.

(vii) The Company has identified a material weakness in the process related to the proper accounting for complex and non-routine transactions. These control weaknesses were the result of the following:

  SFAS 123R – Management identified inappropriate accounting treatment in the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"), which resulted in a mis-classification of stock-based compensation during the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. These inappropriate classifications will lead to the re-statement of those quarters’ financial statements.
  Goodwill – As the result of the year-end audit an error was discovered in the calculation of goodwill impairment, which resulted in a $5.1 million adjustment to the financial statements. The error was a result of not applying the present value to the terminal value in the calculation of fair value, which was utilized in the calculation of goodwill impairment.

The Company plans to continue remediation efforts in the analysis of complex transactions by increasing the timing, frequency, expertise and detail in which complex transactions are reviewed.

(viii) Management has identified a deficiency in the accuracy of the month-end close process. This deficiency is specifically related to second party review of journal entries, appropriate cut-off of accounts payable and consolidation of field location financial statements.

The Company plans to consolidate the accounts payable process during 2007 and develop additional procedures surrounding review of journal entries and the consolidation process.

(ix) The Company’s management did not have adequate technical expertise with respect to income tax accounting and tax compliance to effectively oversee these areas. This lack of adequate technical expertise resulted in a $1.1 million audit adjustment to remove an undefined, unattributable tax liability found in the provision.

The Company is in the process of working with a third party specialist to assist in the preparation and review of the income tax provision.

(x) The Company identified a material weakness in the entity level controls relating to the control environment, for the following reasons:

•	The Company did not have formal training, employee acknowledgement, and periodic reconfirmation of the Code of Conduct.
•	The Company's Whistle Blower program was lacking in relation to the receipt, retention and treatment of complaints received by the issuer regarding accounting, internal accounting controls, or auditing matters.
•	The Company's Whistle Blower program was also lacking regarding confidential, anonymous submission of employees of the issuer of concerns regarding questionable accounting or auditing matters.

     In 2007, the Company also plans to enhance its procedures, training and communication regarding the Code of Ethics and Whistle Blowers program.

(xi) The Company’s management did not have a control structure in place to properly monitor and analyze the subsidiary 401(k) plans for compliance with applicable laws and regulations.

     The Company plans to implement a monitoring program and analyze all 401(k) plans at the subsidiary level as well as in the aggregate for compliance with applicable laws and regulations.

     Management’s evaluation of internal control over financial reporting as of December 31, 2006 excluded an evaluation of the internal control over financial reporting of the following subsidiaries which were acquired during 2006 and included in the consolidated financial statements as of and for the year ended December 31, 2006:

Subsidiary Name	Revenues	Assets
Center for Pain Management -ASC	$5,824,767	$15,147,111
REC, Inc and CareFirst Medical Associates	965,464	1,793,861
Desert Pain Medicine Group	3,968,006	3,980,672
Amphora, LLC	927,477	-
Totals	$11,685,714	$20,921,644

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     In Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management reported material weaknesses in its internal control over financial reporting. Following is a description of changes in internal controls related to those material weaknesses.

(1) Material Weakness

     In light of the facts and circumstances related to a restatement and significant adjustments generated from the year-end audit (described in subsequent items below), the Company concluded that the inability to prepare its financial statements without material misstatements is a material weakness in the Company's internal control over financial reporting. This is the result of inadequate control over the process for the identification and implementation of the proper accounting for complex and non-routine transactions.

Remediated Controls Implemented

Debt:

  New financing agreements are reviewed by a third party specialist for identification of derivative instruments prior to the signing of the agreement.
  Derivative valuations are calculated by a third party specialist and reviewed by the Controller.

Business Acquisition:

  Upon acquisition, standard valuation methods are utilized to calculate the identifiable intangibles.
  A third party specialist is utilized when needed for questions about the valuation of intangibles.
  Memorandums documenting key assumptions/calculations and accounting issues are reviewed by a second party with appropriate level of expertise.
  Due Diligence procedures are conducted internally or by a third-party for all acquisitions.

Equity:

  The fair values of options are calculated by option tracking software, purchased from a software vendor and the assumptions utilized by the program are reviewed for reasonableness by the Controller.

  A third party specialist is utilized as necessary to analyze agreements to ensure appropriate accounting treatment and disclosure.

     Although substantial improvements to the control environment have been made in this area, as a result of additional audit adjustments as of and for the year ended December 31, 2006, a material weakness in internal control over the Company’s process for the identification and implementation of proper accounting for complex and non-routine transactions still exists as of December 31, 2006, as described in (vii) above.

(2) Material Weakness

     Management has identified that the Company did not have appropriate controls to timely identify, analyze, record, and properly disclose all transactions with related parties.

Remediated Controls Implemented

  Related party transactions are analyzed by the Controller using a standardized checklist and documented in a formal memo to ensure compliance with FIN 46, as well as other related party accounting and disclosure requirements. The analysis is second party reviewed by a third party specialist.
  Review of quarterly and annual financial statements is completed by senior management and the disclosure committee prior to release to the public for completeness of the disclosures, including related party transactions.
  Based on this review questions are raised and resolved.

     As a result of these control improvements, management believes that this material weakness as it relates to the analysis and disclosure aspects of related party transactions has been remediated as of December 31, 2006, however the ability to timely identify related party transactions remains a material weakness as of December 31, 2006, as described in (ii) above.

(3) Material Weakness

     Management has identified a deficiency in the timeliness and accuracy of the month-end close process. This deficiency is specifically related to the accuracy and review of key account reconciliations, analysis of changes in debt/capital leases, appropriate support and second party review of journal entries, and consolidation of field location financial statements. The accounting function is decentralized throughout the field locations, and these locations lacked personnel with adequate experience in accounting matters to analyze and interpret accounting data in a timely manner.

Remediated Controls Implemented

  The Company has hired additional qualified individuals in key financial management positions at Corporate during 2006. Due to the additional financial staff at corporate controls have been implemented for the review of field financials and additional account analysis.
  The Company has instituted additional month end close processes that include reconciliation of key accounts, including analysis of debt and capital lease accounts.

     Although substantial improvements to the control environment have been made in the area of financial close, additional remediation needs to be implemented. Management has concluded that a material weakness in internal control over the Company’s financial close process still exists as of December 31, 2006 as described in (viii) above.

ATTESTATION REPORT OF THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of
PainCare Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that PainCare Holdings, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). The management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, the following material weaknesses were identified and included in management’s assessment:

Management has identified a lack of adequate segregation of duties in field locations in the purchasing and disbursement functions and, in certain field locations, for cash receipts. In addition, management noted a lack of compliance with established procedures regarding approval of invoices. In most locations, the Company attempted to segregate responsibilities; however, because of a lack of financial staff or the existence of related parties, there are inherent limitations in achieving proper segregation of duties. Therefore, management has concluded that there were deficiencies in the design of internal controls pertaining to segregation of duties at certain locations because of a lack of personnel.

The Company has executed agreements with related parties for billing, managerial and administrative services and facility leases. Management has identified that the Company did not have appropriate controls to timely identify all transactions with related parties.

Management identified deficiencies in the operation of the Company’s policies and procedures associated with a lack of access controls and adequate backup and security of certain critical computerized financial systems. These systems include billing, payroll, accounts payable, general ledger and electronic spreadsheets used in the compilation and presentation of the Company’s financial information. Although there are manual controls designed to identify material errors, these systems identified affect a significant number of account balances and disclosures; therefore, management has concluded that there is a material weakness related to controls in this area.

Management has identified deficiencies in the Company’s controls around authorization, reconciliation and safeguarding of assets. The deficiencies specifically related to a lack of a physical inventory, errors in the reconciliation of the subsidiary ledger to the general ledger and approval of fixed asset purchases.

Management has identified deficiencies in the Company’s control structure surrounding bad debts, contractual allowances and accounts receivable reserve estimates. The Company did not have appropriate controls designed and implemented to ensure validity, completeness and accuracy of contractual adjustments. In addition, the Company did not have a formalized and structured process to ensure reserves were properly estimated.

Management has identified deficiencies in the Company’s internal control structure surrounding payroll. These deficiencies relate to lack of full compliance with established procedures regarding subsidiary to general ledger reconciliation, controls over changes to employee withholding, payroll cut-off and approval of timecards.

The Company has identified a material weakness in the process related to the proper accounting for complex and non-routine transactions. These control weaknesses were the result of the following:

  SFAS 123(R) – Management identified inappropriate accounting treatment for the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which resulted in a mis-classification of stock-based compensation during the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.
  These inappropriate classifications will lead to the restatement of thosefinancial statements.
  Goodwill – As the result of the year-end audit, an error was discovered in the calculation of goodwill impairment, which resulted in a $5.1 million adjustment to the financial statements. The error was a result of not applying the present value to the terminal value in the calculation of fair value, which was utilized in the calculation of goodwill impairment.

Management has identified a deficiency in the accuracy of the month-end close process. This deficiency is specifically related to second party review of journal entries, appropriate cut-off of accounts payable and consolidation of field location financial statements.

The Company’s management did not have adequate technical expertise with respect to income tax accounting and tax compliance to effectively oversee these areas. This lack of adequate technical expertise resulted in a $1.1 million audit adjustment to remove an undefined, unattributable tax liability.

The Company identified a material weakness in the entity level controls relating to the control environment, for the following reasons:

  The Company did not have formal training, employee acknowledgement and periodic reconfirmation of the Code of Conduct.
  The Company’s Whistle Blower program was lacking in relation to the receipt, retention and treatment of complaints received by the issuer regarding accounting, internal accounting controls or auditing matters.
  The Company’s Whistle Blower program was also lacking regarding confidential, anonymous submission of employees of the issuer of concerns regarding questionable accounting or auditing matters.

The Company’s management did not have a control structure in place to properly monitor and analyze the subsidiaries’ 401(k) plans for compliance with applicable laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PainCare Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements of the Company, and this report does not affect our report dated March 28, 2007, which expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

In our opinion, management’s assessment that PainCare Holdings, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, PainCare Holdings, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting excluded the internal controls of Center for Pain Management-ASC, REC, Inc. and CareFirst Medical Associates, Desert Pain Medicine Group and Amphora, LLC as of December 31, 2006 because they were acquired by the Company in purchase business combinations during 2006. These entities are included in the 2006 consolidated financial statements of the Company and constituted approximately 12.8% of total assets as of December 31, 2006 and approximately 18.3% of total revenues for the year then ended. Our audit of internal control over financial reporting of PainCare Holdings, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of the entities referred to above.

We do not express an opinion or any other form of assurance on management’s statements referring to the planned remediation for 2007 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.

/s/ BKHM, P.A.

Winter Park, Florida
March 28, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Executive Officers

The following table lists all of our incumbent executive officers of the Company on December 31, 2006, and is included pursuant to Item 401(b) of Regulation S-K:

Name	Age	Since	Positions
Randy Lubinsky	54	2002	Chief Executive Officer; Director
Mark Szporka	51	2002	Chief Financial Office; Director
Ronald Riewold	59	2002	President; Director
Merrill Reuter, M.D.	46	2002	President of AOSF; Chairman

Identification of Directors

The following table lists all directors of the Company as of December 31, 2006 and is included pursuant to Item 401 (a) of Regulation S-K. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders. Officers and other employees serve at the will of the Board of

Directors:
	Board Member
Name	Age	Since	Positions
Randy Lubinsky	54	2002	Director; Chief Executive Officer
Mark Szporka	51	2002	Director; Chief Financial Officer
Ronald Riewold	59	2002	Director; President
Merrill Reuter, M.D.	46	2002	Director; Chairman, President of AOSF
Jay Rosen, M.D	48	2002	Director
Arthur J. Hudson	55	2002	Director
Robert Fusco	56	2002	Director
Aldo F. Berti, M.D.	59	2004	Director
Thomas J. Crane	49	2004	Director

There are no arrangements or understandings known to us between any of the individuals listed above and any other person pursuant to which he or she was or is to be selected as an officer, other than any arrangements or understandings with officers of PainCare acting solely in their capacities as such.

Current Directors

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

     Robert Fusco, has served as a Director of the Company since November 2002. Mr. Fusco has over 20 years experience in the healthcare industry and was responsible for building Olsten Corporation into one of the largest home health and specialty pharmaceutical distribution services companies in North America. Since March 2000 when Olsten Corporation was sold to Addecco Corporation, Mr. Fusco has been an independent consultant. From January 1985 to April 2000, Mr. Fusco served in various capacities including President of Olsten Health Services and Executive Vice President of Olsten

Corporation. From 1979 to 1985, he served as Executive Vice President of Bio-Medical Applications, inc., a subsidiary of National Medical Care, Inc., and had profit and loss responsibility for over 180 dialysis clinics nationally. Mr. Fusco received a BS degree from Manhattan College.

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

     Thomas J. Crane, has served as a Director of the Company since November 2004. Since January 1991, Mr. Crane has owned and operated a specialized law practice located in Naples, Florida. Beginning in 2000, Mr. Crane formed, and currently acts as the Managing Director, of Cloverleaf Capital International, LLC, an investment banking firm focused on media, technology, and health care. In 1990, Mr. Crane founded and became President/CEO of Southwestern Broadcasting Corporation (SBC), a Naples, Florida based radio station group owner. In August of 1998, SBC sold its assets to Broadcast Entertainment Corporation (BEC), an affiliated company operating radio stations in Texas, New Mexico, and California. Mr. Crane was, at the time of the sale, and remains a principal stockholder and Chairman of the Board of Directors of BEC, with its corporate offices located in Clovis, New Mexico. Mr. Crane also sits on the Boards of Compass Knowledge Holdings, Inc. based in Ocoee, Florida and XTEL, Inc., a telecommunications network based in Miami, Florida, and has published several legal articles concerning media, broadcasting, and communications. Mr. Crane holds a Juris Doctor degree from the University of Miami, School of Law, Miami, Florida, a Bachelor of Arts degree from Florida State University, Tallahassee, Florida and a Certificate of Languages from the University of Paris (Sorbonne), Paris, France. Mr. Crane is licensed to practice law in the States of Florida and Texas.

Committees and Meetings

     The Board of Directors held five meetings in 2006 and a quorum of directors attended either in person or via teleconference. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below.

Committees of the Board of Directors

     The Company has established a standing Audit Committee, Compensation Committee and Stock Option Committee. The Company has not established a Nominating Committee.

Audit Committee

     The Audit Committee retains and oversees the Company’s independent accountants, reviews the scope and results of the annual audit of the Company’s consolidated financial statements, reviews non-audit services provided to the Company by its independent accountants and monitors transactions among the Company and its affiliates, if any. The Audit Committee currently consists of Mr. Fusco, the chairman of the Audit Committee, Mr. Hudson and Mr. Crane, who are all independent under American Stock Exchange and SEC rules. The Board of Directors has determined that Mr. Fusco, chairman of the Audit Committee, is qualified as an Audit Committee Financial Expert. During fiscal 2006, the Audit

Committee held five meetings at which all of the members of the Committee were present.

Compensation Committee

     The Compensation Committee is responsible for supervising the Company’s compensation policies, administering the employee incentive plans, reviewing officers’ salaries and bonuses, approving significant changes in employee benefits and recommending to the Board such other forms of remuneration as it deems appropriate. The Compensation Committee currently consists of Mr. Crane, the chairman of the Compensation Committee, Dr. Berti and Mr. Hudson, who are all independent. During fiscal 2006, the Compensation Committee held one meeting, at which all of the members of the Committee were present.

Stock Option Committee

     The Stock Option Committee is responsible for supervising and administering the Company’s Stock Option Plans, approving significant changes in the Plans and recommending to the Board such other forms of remuneration as it deems appropriate. The Stock Option Committee currently consists of Mr. Crane, the Chairman of the Stock Option Committee, and Mr. Hudson, who are independent. During fiscal 2006, the Stock Option Committee held one meeting, at which all members of the Committee were present.

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

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program

     The Compensation Committee (for purposes of this analysis, the “Committee”) of the Board has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Committee ensures that the total compensation paid is fair, reasonable, and competitive. Generally, the types of compensation and benefits provided to executive officers are similar to those provided to other executive officers.

Compensation Philosophy and Objectives

     The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Committee believes executive compensation packages provided by the Company to its executives, including the named executive officers should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

     The Committee makes all compensation decisions for the Chief Executive Officer and approves recommendations regarding equity awards to all elected officers of the Company. Decisions regarding the non-equity compensation of other executive officers are made by the Chief Executive Officer.

     The Chief Executive Officer and the Committee review the performance of senior officers and executive officers of subsidiaries. The conclusions reached and the recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee; however, it is the decision of the Chief Executive Officer to make final determination on all agreements with senior officers and executive officers of subsidiaries.

Setting Executive Compensation

     Based on the foregoing objectives, the Committee has structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals. In 2007, the Committee engaged Hay Group, Inc., an independent global human resources consulting firm, to conduct a review of the CEO's base salary, total cash compensation and total direct compensation relative to a peer group of 13 companies approved by the Committee.  The Committee will use this information to make compensation decisions concerning the CEO's pay in 2007.

     The Company’s executive compensation policy is designed to enable the Company to attract, motivate and retain senior management by providing a competitive compensation opportunity based significantly on performance. The objective is to provide fair and equitable compensation to senior management in a way that rewards management for reaching and exceeding objectives. The compensation policy links a significant portion of executive compensation to the Company’s performance, recognizes individual contribution as well as overall business results, and aligns executive and stockholder interests.

2006 Executive Compensation Components

     For the fiscal year ended December 31, 2006, the principal components of compensation for named executive officers were:

  base salary;
  equity-based incentive compensation;
  bonuses; and
  perquisites and other personal benefits.

Base Salary

     The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility by using market data. During its review of base salaries for executives, the Committee primarily considers:

  market data provided;
  internal review of the executive’s compensation, both individually and relative to other executive officers; and
  individual performance of the executive.

     Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility.

Equity Based Awards Compensation

     All awards of stock options are made at or above the market price at the time of the award. Annual awards of stock options to executives are made at the Committee’s regularly scheduled meeting.

Ownership Guidelines To directly align the interests of executive officers with the interests of the stockholders, the Committee requires that each named executive officer maintain a minimum ownership interest in the Company. The amount required to be retained varies depending upon the executive’s position. The guideline is a multiple of the executive’s base salary. Further, the Committee requires that under certain conditions the Company’s senior management hold for at least one year stock received upon the exercise of stock options.

Stock Option Program

The Stock Option Program assists the Company to:

• enhance the link between the creation of stockholder value and long-term executive incentive compensation;
• provide an opportunity for increased equity ownership by executives; and
• maintain competitive levels of total compensation.

     Stock option award levels which are determined based on market data, vary among participants based on their positions within the Company. Options are awarded at the American Stock Exchange’s closing price of the Company’s Common Stock on the date of the grant. In certain limited circumstances, the Committee may grant options to an executive at an exercise price in excess of the closing price of the Company’s Common Stock on the grant date.

     The majority of the options granted by the Committee vest at a rate of 33% per year over the first three years of the five-year option term. Vesting and exercise rights cease upon termination of employment, except in the case of death (subject to a ninety day limitation), disability or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

     Because all options have been granted at fair market value, any value which is ultimately realized by recipients through stock options is based entirely on the Company’s performance, as perceived by investors in the Company’s Common Stock who establish the price for Common Stock on the open market.

Bonuses

Fixed Bonus

     The Company pays to the CEO, Chief Financial Officer (CFO), and President a fixed bonus of $200,000 per year payable in four equal quarterly installments.

Discretionary Bonus

     Every six months beginning on June 30, 2006 and continuing each December 31 and June 30 during their respective employment terms, the Committee shall conduct a review of the CEO, CFO, and President’s performance of their respective duties. Based on the outcome of the review, the Committee may award an additional bonus to the officer. The bonus shall not exceed 150% of the officers’ base salary during any calendar year.

Perquisites and Other Personal Benefits

     The Company provides the Chief Executive Officer, Chief Financial Officer, and the President with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

     The CEO, CFO, and President are provided a monthly automobile allowance (including insurance, gas and maintenance), participation in the plans and programs described above, a country club membership at a country club of the employees’ choice, and a term life insurance policy in an amount of not less than $1,000,000.

     Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2006, are included in column (f) of the “Summary Compensation Table.”

Tax and Accounting Implications

Deductibility of Executive Compensation

     As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Company believes that compensation paid under the management incentive plans are generally fully deductible for federal income tax purposes. However, in certain situations, the Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.

Accounting for Stock-Based Compensation

     Beginning on January 1, 2006, the Company began accounting for stock-based payments including its Stock Option Program in accordance with the requirements of FASB Statement 123(R).

Potential Payment upon Termination or Change of Control

     Information regarding applicable payments under such agreements for the named executive officers is provided under the heading “Payments Made Upon a Change of Control.”

Summary Compensation Table

     The table below summarizes the total compensation paid or earned by each of the named executive officers for the calendar year ended December 31, 2006.

Summary Compensation Table

(a)	(b)	(c )	(d)	(e)	(f)	(g)

Name and Principal				Option Awards	All Other
Position	Year	Salary ($)	Bonus ($)	($)(1)(2)	Compensation ($)	Total ($)
Randy Lubinsky	2006	$ 320,000	$ 200,000	$ 364,544	$43,626	$ 928,170
Chief Executive Officer			(8)		(3)

Mark Szporka	2006	295,000	200,000	364,544	45,446	$ 904,990
Chief Financial Officer			(8)		(4)

Ron Riewold	2006	295,000	200,000	628,423	35,857	$1,159,280
President			(8)		(5)

Kathleen White	2006	148,000	10,000	39,637	16,872	$ 214,509
Executive Vice President,
Operations			(9)		(6)

Craig Coppedge	2006	115,000	20,000	17,596	15,085	$ 167,681
Controller			(10)		(7)

(1)	The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS123(R) of awards pursuant to the 2001 Stock Option Plan and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2004, 2005, and 2006 are included in footnote disclosure 1 to the Company's audited financial statements for the fiscal year ended December 31, 2006. Assumptions used in the calculation of this amount for fiscal year ended December 31, 2003, are included under the heading "Stock-Based Compensation Plans" in the Accounting and Policies and Notes to Consolidated Financial Statements included in the Form 10-KA for fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on December 20, 2006.

(2)	On May 20, 2006 the Company entered in an amendment to the CEO, CFO, and President's employment agreements. The employment agreements called for the officers to waive all accrued bonuses earned up to December 31, 2005. As remuneration for the agreement all the options outstanding to these officers were immediately vested. In accordance with FAS 123(R) for awards that are modified the Company recorded additional compensation expense of $912,560 for the immediate vesting of these options.

(3)	Mr. Lubinsky received the following items included in column heading (f)

Automobile lease payments
Automobile maintenance payments
Health insurance premium payments
Dental insurance premium payments
Life insurance premium payments

(4)	Mr. Szporka received the following items included in column heading (f)

Automobile allowance payments
Country Club dues payments
Health insurance premium payments
Dental insurance premium payments
Life insurance premium payments

(5)    Mr. Riewold received the following items included in column heading (f)

  Automobile allowance payments
  Health insurance premium payments
  Dental insurance premium payments
  Life insurance premium payments

(6)    Ms. White received the following items included in column heading (f)

  Automobile allowance payments
  Health insurance premium payments
  Dental insurance premium payments
(7)	Mr. Coppedge received the following items included in column heading (f)

Health insurance premium payments
Dental insurance premium payments

(8)	The CEO, CFO, and President each received their contractually agreed upon fixed bonus during 2006. There was no discretionary bonus paid or accrued during the year.

(9)	Ms. White received a discretionary bonus during the year.

(10)	Mr. Coppedge received a discretionary bonus during the year.

The executives received the following percentages of each component of compensation to their total compensation:

	Base Salary	Bonuses	Equity Awards	Perquisites
Randy Lubinsky	34%	22%	39%	5%
Mark Szporka	33%	22%	40%	5%
Ron Riewold	26%	17%	54%	3%
Kathleen White	69%	5%	18%	8%
Craig Coppedge	69%	12%	10%	9%

Approximately 39% of Mr. Lubinsky's total compensation was in equity awards. This includes the modification of Mr. Lubinsky’s outstanding option awards that occurred on May 20, 2006. The modification fully vested all of the outstanding options on that date. This caused an additional amount of compensation recorded under FAS 123(R) of $276,189. The percentages above reflect the Committee’s intention to align Mr. Lubinsky’s total compensation with that of stockholders. Additionally, there was no discretionary bonus paid during 2006. Mr. Lubinsky is an executive officer of the corporation.

Approximately 40% of Mr. Szporka's total compensation was in equity awards. This includes the modification of Mr. Szporka’s outstanding option awards that occurred on May 20, 2006. The modification fully vested all of the outstanding options on that date. This caused an additional amount of compensation recorded under FAS 123(R) of $276,189. The percentages above reflect the Committee’s intention to align Mr. Szporka’s total compensation with that of stockholders.

Additionally, there was no discretionary bonus paid during 2006. Mr. Szporka is an executive officer of the corporation.

Approximately 54% of Mr. Riewold's total compensation was in equity awards. This includes the modification of Mr. Riewold’s outstanding option awards that occurred on May 20, 2006. The modification fully vested all of the outstanding options on that date. This caused an additional amount of compensation recorded under FAS 123(R) of $360,182. The percentages above reflect the Committee’s intention to align Mr. Riewold’s total compensation with that of stockholders. Additionally, there was no discretionary bonus paid during 2006. Mr. Riewold is an executive officer of the corporation.

Approximately 69% of Ms. White's total compensation was in salary. Ms. White is not an executive officer of the corporation. However, she is responsible for the Company’s operations. She has significant policy influence in the Company’s operations and is, therefore, included as a named executive officer for purposes of this disclosure.

Approximately 69% of Mr. Coppedge's total compensation was in salary. Mr. Coppedge is not an executive officer of the corporation. However, he is responsible for the Company’s accounting function. He has significant policy influence in the Company’s accounting policies and procedures and is, therefore, included as a named executive officer for purposes of this disclosure.

Grants of Plan-Based Awards Table

All Other
		Option Awards:			Grant Date
		Number of	Exercise or	Closing	Fair Value
		Securities	Base Price	Price on	of Stock
		Underlying	of Option	Grant	Option
		Options	Awards	Date	Awards
Name	Grant date	(#)	($/Sh)(1)	($/Sh)	($)(2)
Kathleen White, Executive Vice
President, Operations	5/19/2006	25,000	$1.46	$ 1.46	$15,579

Craig Coppedge, Controller	3/21/2006	25,000	$1.41	$ 1.41	$14,374

(1)	The options to Ms. White and Mr. Coppedge were issued at the market price on the grant date. The Company uses the Black Scholes valuation method to estimate the fair value of option grants.

(2) Option awards were immediately vested on the grant date.

Outstanding Equity Awards at December 31, 2006

	Option Awards
	Number of	Number of
	Securities	Securities	Equity Incentive
	Underlying	Underlying	Plan Awards:
	Unexercised	Unexercised	Number of Securities	Option
	Options	Options	Underlying Unexercised	Exercise	Option
	(#)	(#)	Unearned Options	Price	Expiration
Name and Principal Position	Exercisable	Unexercisable	(#)	($)	Date
Randy Lubinsky	1,000,000	-	-	$ 1.00	8/1/2007
Chief Executive Officer	150,000	-	-	2.25	6/4/2008
	250,000	-	-	1.93	8/1/2013
	50,000	-	-	1.93	8/1/2008
	50,000	-	-	1.93	8/1/2009
	50,000	-	-	1.93	8/1/2010
	250,000	-	-	1.93	2/1/2011
	250,000	-	-	1.93	8/1/2012
	100,000	-	-	3.08	8/1/2009
	175,000	-	-	4.00	8/1/2010

Mark Szporka	1,000,000	-	-	1.00	8/1/2007
Chief Financial Officer	150,000	-	-	2.25	6/4/2008
	250,000	-	-	1.93	8/1/2013
	50,000	-	-	1.93	8/1/2008
	50,000	-	-	1.93	8/1/2009
	50,000	-	-	1.93	8/1/2010
	250,000	-	-	1.93	8/1/2011
	250,000	-	-	1.93	8/1/2012
	100,000	-	-	3.08	8/1/2009
	175,000	-	-	4.00	8/1/2010

Ron Riewold	775,000	-	-	1.00	2/7/2008
President	475,000	-	-	3.02	2/7/2013
	775,000	-	-	1.90	10/16/2013
	175,000	-	-	4.00	8/1/2010

Kathleen White	25,000	-	-	4.81	4/1/2010
Executive Vice President, Operations	27,500	-	-	4.01	7/6/2010
	15,000	-	-	3.25	4/1/2011
	27,500	-	-	4.01	7/6/2011
	25,000	-	-	1.46	5/19/2011

Craig Coppedge	10,000	-	-	2.64	3/17/2009
Controller	60,000	-	-	2.97	1/6/2010
	60,000	-	-	2.97	1/6/2011
	25,000	-	-	1.41	3/21/2011

Option Exercises and Stock Vested

     None of the Company’s named executive officers exercised any stock options during the fiscal year ended December 31, 2006.

Potential Post-Employment Payments

Neither Mr. Coppedge nor Ms. White currently have provisions allowing for post-employment payments.

Potential Post-Employment Payments

The following table shows the potential payments upon termination or a change of control of the Company for Randy Lubinsky, the Company's CEO. Per Mr. Lubinsky's employment agreement in a termination "Not for Cause", for a period of one year and in the case of a termination "For Cause" for a period of two years, he is subject to a sixty mile non-competition and a non-interference agreement. Mr. Lubinsky also has the right to voluntarily terminate employment under a change of control and will receive 2.9 times his annual salary as a severance payment.

		Involuntary
		Not	For Cause	Change in
	Voluntary	for Cause	Termination	Control	Disability	Death
Executive Benefits and	Termination	Termination	on	on	on	on
Payments Upon Separation	on 12/31/06	on 12/31/06	12/31/2006	12/31/06	12/31/06	12/31/06
Salary (1)	-	1,280,000	-	-	640,000	640,000
Stock Options (2)	-	-	-	-	-	-
Bonuses (3)	-	800,000	-	-	400,000	400,000
Health and life insurance (4)	-	66,036	-	66,036	66,036	-
Cash severance (5)	-	-	-	928,000	-	-
Accrued Vacation (6)	159,994	159,994	159,994	159,994	159,994	159,994

(1)	Reflects the lump sum payment due.

(2)	Since all options were fully vested on May 20, 2006 there is no additional compensation expense associated with option grants.

(3)	Reflects the Fixed Bonus only. No payments would be made under the Discretionary Bonus plan.

(4)	Reflects the estimated lump-sum present value of all future premiums which will be paid on behalf of Mr. Lubinsky under the employment agreement.

(5)	The cash severance amount is computed as 2.9 times the annual base salary.

(6)	Reflects the lump sum payment due.

The following table shows the potential payments upon termination or a change of control of the Company for Mark Szporka, the Company's CFO. Per Mr. Szporka's employment agreement in a termination "Not for Cause", for a period of one year and in the case of a termination "For Cause" for a period of two years, he is subject to a sixty mile non-competition and a non-interference agreement. Mr. Szporka also has the right to voluntarily terminate employment under a change of control and will receive 2.9 times his annual salary as a severance payment.

Executive Benefits and Payments Upon Separation	Voluntary Termination on 12/31/06	Involuntary Not for Cause Termination on 12/31/06	For Cause Termination 12/31/2006	Change in Control on 12/31/06	Disability on 12/31/06	Death on 12/31/06
Salary (1)	-	1,180,000	-		590,000	590,000
Stock Options (2)	-	-	-	-	-	-
Bonuses (3)	-	800,000	-	-	400,000	400,000
Health and life insurance (4)	-	82,510	-	82,510	82,510	-
Cash severance (5)	-	-	-	855,500	-	-
Accrued Vacation (6)	147,503	147,503	147,503	147,503	147,503	147,503

(1)	Reflects the lump sum payment due.

(2)	Since all options were fully vested on May 20, 2006 there is no additional compensation expense associated with option grants.

(3)	Reflects the Fixed Bonus only. No payments would be made under the Discretionary Bonus plan.

(4)	Reflects the estimated lump-sum present value of all future premiums which will be paid on behalf of Mr. Szporka under the employment agreement.

(5)	The cash severance amount is computed as 2.9 times the annual base salary.

(6)	Reflects the lump sum payment due.

The following table shows the potential payments upon termination or a change of control of the Company for Ron Riewold, the Company's President. Per Mr. Riewold's employment agreement in a termination "Not for Cause", for a period of one year and in the case of a termination "For Cause" for a period of two years, he is subject to a sixty mile non-competition and a non-interference agreement. Mr. Riewold also has the right to voluntarily terminate employment under a change of control and will receive 2.9 times his annual salary as a severance payment.

Executive Benefits and Payments Upon Separation	Voluntary on 12/31/06	Involuntary Not for Cause Terminationon 12/31/06	For Cause Termination on 12/31/2006	Change in Control on 12/31/06	Disability on 12/31/06	Death on 12/31/06
Salary (1)	-	1,180,000	-	-	590,000	590,000
Stock Options (2)	-	-	-	-	-	-
Bonuses (3)	-	800,000	-	-	400,000	400,000
Health and life insurance (4)	-	82,510	-	82,510	82,510	-
Cash severance (5)	-	-	-	855,500	-	-
Accrued Vacation (6)	147,503	147,503	147,503	147,503	147,503	147,503

(1) Reflects the lump sum payment due.

(2)	Since all options were fully vested on May 20, 2006 there is no additional compensation expense associated with option grants.

(3)	Reflects the Fixed Bonus only. No payments would be made under the Discretionary Bonus plan.

(4)	Reflects the estimated lump-sum present value of all future premiums which will be paid on behalf of Mr. Riewold under the employment agreement.

(5)	The cash severance amount is computed as 2.9 times the annual base salary.

(6)	Reflects the lump sum payment due.

Director Compensation

     The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Company considers the amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board.

Cash Compensation Paid to Board Members

     For calendar year ended December 31, 2006, members of the Board who are not employees of the Company are entitled to receive an annual cash retainer of $5,000. Each Director who serves on the Audit Committee and Compensation Committee receive $5,000 and $2,500, respectively. Directors who are employees of the Company receive no compensation for their service as directors.

Stock Option Program

     Each non-employee Director received a stock option grant of 30,000 shares issued at the money on June 20, 2006. Until an option is exercised, shares subject to options cannot be voted. Options issued were immediately vested.

Director Summary Compensation Table

	Fees Earned
	or Paid	Option	All Other
	in Cash	Awards	Compensation	Total
Name (1)(2)	($)	($)(3)	($)	($)
Jay Rosen, M.D.	5,000	18,011	-	23,011
Arthur J. Hudson	20,000	18,011	-	38,011
Robert Fusco	12,953	18,011	-	30,964
Thomas J. Crane	20,000	18,011	-	38,011
Aldo F. Berti	10,821	18,011	-	28,832

(1)	Merrill Reuter is not included as he is an employee of one of the PainCare subsidiaries and thus receives no compensation for his services as a director.

(2)	Ron Riewold, Randy Lubinsky, and Mark Szporka are excluded as they are employees of the Company and thus receive no compensation for their services as directors. The compensation received by them is included in the Summary Compensation Table on page 81 of this report.

(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006 in accordance with FAS 123(R). As of December 31, 2006, each Director had the following number of options outstanding: Jay Rosen: 55,000; Arthur Hudson: 400,000; Robert Fusco: 150,000; Thomas Crane: 55,000; Aldo F. Berti: 55,000.

Performance Graph

     The following graph shows the change in our cumulative total stockholders' return from July 17, 2002, the effective date of our merger with HelpMate Robotics, Inc., through the end of our fiscal year ending December 31, 2006, based upon the market price of our common stock, compared with the cumulative total return on the American Stock Exchange and AMEX Health Products and Services Index. The graph assumes a total initial investment of $100 as of July 17, 2002, and shows a “Total Return” that assumes reinvestment of dividends, if any, and is based on market capitalization at the beginning of each period for each period. The performance on the following graph is not necessarily indicative of future stock price performance.

* $100 invested on 7/17/02 in stock or on 6/30/02 in index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of March 9, 2007 as to the number of shares of the Company common stock that will be beneficially owned by: (i) each person that beneficially owns more than 5% of the outstanding shares of the Company common stock; (ii) each director of the Company; (iii) the Chief Executive Officer and the four other most highly compensated executive officers of the Company; and (iv) the Company executive officers and directors as a group.

     The holders listed below will have sole voting power and investment power over the shares beneficially held by them. The table below includes shares subject to options, warrants and convertible notes.

Beneficial Ownership (1)
Name of Beneficial Owner	Shares	Percent	Current Position
			Chairman of the Board, President-
Merrill Reuter, M.D. (2)	1,914,810	2.9%	AOSF
Randy Lubinsky (3) (11)	3,351,970	4.9%	CEO and Director
Mark Szporka (4) (11)	3,299,871	4.8%	CFO and Director
Ronald Riewold (5)	2,350,000	3.4%	President and Director
Jay Rosen, M.D. (6)	455,000	*	Director
Arthur J. Hudson (7) (11)	600,000	*	Director
Robert Fusco (8)	150,000	*	Director
Thomas J. Crane (9)	59,000	*	Director
Aldo F. Berti, M.D. (10)	55,000	*	Director
All officers, directors, and affiliates as a group
(9 persons)	12,235,651	16.7%

(1)	Based on an aggregate of 66,690,780 shares of the Company’s common stock outstanding as of March 23, 2007

(2)	Includes the impact of the merger on January 1, 2001 between the Company’s subsidiary, PainCare Acquisition Company I, Inc., and Advanced Orthopedics of South Florida, Inc., of which Dr. Reuter was a stockholder, at which time a trust controlled by Dr. Reuter received 1,850,000 shares of common stock and $1,239,000 in convertible debentures, which were paid in full in February of 2004. Dr. Reuter received 62,810 shares of common stock as partial consideration for the Company’s purchase of 50% of his ownership interest in the Lake Worth Surgical Center in May of 2005. In addition, Pamela Reuter, Dr. Reuter’s wife, owns 2,000 shares of our common stock.

(3)	Includes options issued pursuant to the Company’s stock option plans (the “Plans”) to acquire (i) 1,000,000 shares of common stock at $1.00 per share (ii) 900,000 shares of common stock at $1.93 per share; and (iii) 100,000 shares of common stock at $3.08 per share and (iv) 175,000 shares of common stock at $4.00 per share.

(4)	Includes options issued pursuant to the Company’s stock option plans (the “Plans”) to acquire (i) 1,000,000 shares of common at $1.00 per share (ii) 900,000 shares of common stock at $1.93 per share; and (iii) 100,000 shares of common stock at $3.08 per share and (iv) 175,000 shares of common stock at $4.00 per share.

(5)	Includes options issued pursuant to the Company’s stock option plans (the “Plans”) to acquire (i) 775,000 shares of common at $1.00 per share (ii) 475,000 shares of common stock at $3.02 per share; (iii) 775,000 shares of common stock at $1.90 per share; and (iv) 175,000 shares of common stock at $4.00 per share

(6)	Includes Plan options to acquire (i) 200,000 shares of common stock at $0.05 per share; and (ii) 25,000 shares of common stock at $2.97 per share.

(7)	Includes Plan options to acquire (i) 70,000 shares of common stock at $0.70 per share; (ii) 25,000 shares of common stock at $2.40 per share; and (iii) 25,000 shares of common stock at $2.97 per share.

(8)	Includes Plan options to acquire (i) 70,000 shares of common stock at $0.70 per share; (ii) 25,000 shares of common stock at $2.40 per share and (iii) 25,000 shares of common stock at $2.97 per share.

(9)	Includes Plan options to acquire (i) 25,000 shares of common stock at $2.97 per share.

(10)	Includes Plan options to acquire (i) 25,000 shares of common stock at $2.97 per share.

(11)	Includes Plan options to acquire 150,000 shares of common stock at $2.25 per share, which were granted and fully vested in accordance with a personal guarantee provided by each Messrs. Lubinsky, Szporka and Hudson with respect to the guarantee of a line of credit with Merrill Lynch Business Financial Services, Inc. This line of credit was subsequently closed in February of 2004.

EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
Number of securities
remaining available for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected
	warrants and rights	warrants and rights	in column (a))
Equity compensation plans approved by	7,797,150	$2.18	1,405,264
security holders
Equity compensation plans not approved by	3,905,884	$2.00	0
security holders

(a)There were grants to executives prior to the Company being listed on the American Stock Exchange that are being treated as outside the scope of the 2000 and 2001 Stock Option Plans. These grants total 2,000,000 outstanding at December 31, 2006. Those options are exercisable up to five years from the grant date and were issued at fair market value on the grant date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 2004 the Company entered into a contract with Merrill Reuter, MD., chairman of the Company’s board of directors and an approximate 3.0% stockholder. Under the terms of the contract, which are similar to those entered into with other physicians, the Company is providing real estate development and construction oversight services to Dr. Reuter related to a planned medical facility that is intended to be owned by Dr. Reuter and leased to the Company and others. During 2006, Dr. Rueter failed to fulfill his contractual obligations under the contract, therefore, making the agreement no longer valid.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents audit fees incurred during fiscal years 2006 and 2005:

	2006	2005
Audit fees	$566,108	$ 92,400
Audit related fees	182,831	159,346
Tax fees	-	42,780
Total	$748,939	$ 294,526

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report.
1. Financial Statements (appearing at the end of this Report)
Index to Financial Statements	F-1
Reports of Independent Registered Public Accounting Firms:
Report of BKHM, P.A.	F-2
Report of Tschopp, Whitcomb & Orr, P.A.	F-3
Consolidated Balance Sheets As of December 31, 2006 and 2005	F-4
Consolidated Statements of Operations For The Years Ended December 31, 2006, 2005 and 2004	F-5
Consolidated Statements of Cash Flows For The Years Ended December 31, 2006, 2005 and 2004	F-6
Consolidated Statements of Stockholders’ Equity For The Years Ended December 31, 2006, 2005 and 2004	F-8
Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004	F-9

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

10.09 Amendment Number One to Loan and Security Agreement by and among PainCare Holdings, Inc. and HBK Investments, L.P.(11)

10.10 Third Addendum to Second Amended and Restated Employment Agreement by and between PainCare Holdings, Inc. and Randy Lubinsky.(11)

10.11 Third Addendum to Second Amended and Restated Employment Agreement by and between PainCare Holdings, Inc. and Mark Szporka(11)

10.12 Fourth Addendum to Employment Agreement by and between PainCare Holdings, Inc. and Ronald Riewold

10.13 Securities Purchase Agreement By and Among PainCare Holdings, Inc. and Those Certain Buyers Listed in the Schedule Attached to the Agreement. (11)

10.14 Asset Purchase Agreement By and Among PainCare Holdings, Inc., PainCare Surgery Centers III, Inc. and Center for Pain Management ASC, LLC. (12)

10.15 Merger Agreement and Plan of Reorganization By and Among PainCare Holdings, Inc., PainCare Acquisition Company XXII, Inc., REC, Inc. and Robert Carpenter, D.C. (13)

10.16 Merger Agreement and Plan of Reorganization By and Among PainCare Holdings, Inc., PainCare Acquisition Company XXII, Inc., CareFirst Medical Associates, P.A. and Randall Rodgers, D.O. (14)

10.17 Merger Agreement and Plan of Reorganization By and Among PainCare Holdings, Inc., PainCare Acquisition Company XIX, Inc., Desert Pain Medicine Group and C. Edward Anderson, Jr., M.D. (15)

10.18 Membership Interest Purchase Agreement By and Among Bruce Lockwood, M.D., John D. Bender, D.O., Richard Flores, Amphora, LLC, PainCare Holdings, Inc. and PainCare Neuromonitoring I, Inc. (16)

10.19 Letter Agreement between PainCare Holdings, Inc., HBK Investments, L.P., PCRL Investments, L.P. and Del Mar Master Fund, Ltd.(18)

10.20 Warrant Cancellation Agreement between PainCare Holdings, Inc. and Laurus Master Fund, Ltd.(18)

10.21 Warrant Cancellation Agreement between PainCare Holdings, Inc. and Midsummer Investment, Ltd.(18)

10.22 Warrant Cancellation Agreement between PainCare Holdings, Inc. and Islandia, L.P.(18)

10.23 Securities Purchase Agreement By and Among PainCare Holdings, Inc., Midsummer Investment, Ltd. and Islandia, L.P.(19)

10.24 Form of Convertible Debenture(19)

10.25 Registration Rights agreement By and Among PainCare Holdings, Inc. and Purchasers(19)

10.26 Amendment Agreement between PainCare Holdings, Inc., Midsummer Investments, Ltd. and Islandia, LP. (19)

10.27 Amendment Number Two To Loan and Security Agreement and Consent By and Among PainCare Holdings, Inc HBK Investments, LP(19)

10.28 HBK Letter Agreement(20)

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
(8) Previously filed with the SEC with the Company’s Form 8-K on September 27, 2005
(9) Previously filed with the SEC with the Company’s Form 8-K on October 7, 2005
(10) Previously filed with the SEC with the Company’s Form 8-K on October 14, 2005
(11) Previously filed with the SEC with the Company's Form 10-K on June 1, 2006
(12) Previously filed with the SEC with the Company’s Form 8-K on January 3, 2006
(13) Previously filed with the SEC with the Company’s Form 8-K on January 9, 2006
(14) Previously filed with the SEC with the Company’s Form 8-K on January 11, 2006
(15) Previously filed with the SEC with the Company’s Form 8-K on January 25, 2006
(16) Previously filed with the SEC with the Company’s Form 8-K on February 3, 2006
(17) Previously filed with the SEC with the Company’s Form S-1 on July 20, 2006.
(18) Previously filed with the SEC with the Company’s Form 8-K on May 8, 2006
(19) Previously filed with the SEC with the Company’s Form 8-K on August 7, 2006
(20) Previously filed with the SEC with the Company’s Form 8-K on October 13, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized .

PAINCARE HOLDINGS, INC.
Date: April 2, 2007	By:/s/ RANDY LUBINSKY
Chief Executive Officer and Director
Date: April 2, 2007	By:/s/ MARK SZPORKA
Chief Financial and Accounting Officer
and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/	RONALD RIEWOLD	President and Director	April 2, 2007
/s/	JAY ROSEN, M.D.	Director	April 2, 2007
/s/	MERRILL REUTER, M.D.	Director	April 2, 2007
/s/	ARTHUR J. HUDSON	Director	April 2, 2007
/s/	ROBERT FUSCO	Director	April 2, 2007
/s/	ALDO F. BERTI, M.D.	Director	April 2, 2007
/s/	THOMAS J. CRANE	Director	April 2, 2007

PART F/S
PAINCARE HOLDINGS, INC.
CONTENTS
Index to Financial Statements	F-1
Reports of Independent Registered Public Accounting Firms:
Report of BKHM, P.A.	F-2
Report of Tschopp, Whitcomb & Orr, P.A.	F-3
Consolidated Balance Sheets As of December 31, 2006 and 2005	F-4
Consolidated Statements of Operations For The Years Ended December 31, 2006, 2005 and 2004	F-5
Consolidated Statements of Cash Flows For The Years Ended December 31, 2006, 2005 and 2004	F-6
Consolidated Statements of Stockholders’ Equity For The Years Ended December 31, 2006, 2005 and 2004	F-8
Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of PainCare Holdings, Inc.

We have audited the accompanying consolidated balance sheets of PainCare Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PainCare Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has debt obligations that are currently in default.  Management is presently in negotiations with lenders to refinance and/or settle the debt obligations.  The ultimate outcome of the refinancing negotiations cannot presently be determined and the future actions of the debt holders, which could be detremental to the Company's financial position, are unknown. A significant portion of the Company's assets are pledged as collateral, and foreclosure would seriously impair the Company's ability to operate. No provision for any liability that may result from the uncertainty surrounding the Company’s debt has been made in the accompanying financial statements.

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As discussed in the preceding paragraph, there are uncertainties involving the Company's debt, the ultimate outcome of which cannot presently be determined. The potential significance of an adverse conclusion to these issues raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PainCare Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ BKHM, P.A.

Winter Park, Florida
March 28, 2007

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

/s/ Tschopp, Whitcomb & Orr, P.A.

March 4, 2005, except for note 2 as to which the date is April 17, 2006 Maitland, Florida

PAINCARE HOLDINGS, INC.
Consolidated Balance Sheets
December 31, 2006 and 2005
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,597,714	$22,507,780
Accounts receivable, net	12,423,305	16,638,700
Deposits and prepaid expenses	1,575,547	2,114,539
Current deferred tax asset	904,604	683,391
Income tax receivable	4,135,375	-
Current assets of discontinued operations	8,482,910	5,273,043
Total current assets	31,119,455	47,217,453
Property and equipment, net	10,040,810	10,605,016
Goodwill, net	89,365,614	97,539,861
Due from stockholder	-	427,553
Deferred tax asset	-	132,567
Other assets	4,106,791	11,377,368
Non-current assets of discontinued operations	28,745,064	16,010,812
Total assets	$163,377,734	$183,310,630
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$6,505,248	$ 3,087,960
Accrued compensation expense	-	17,142,549
Derivative liabilities	-	12,952,455
Acquisition consideration payable	4,026,209	8,011,567
Common stock payable	-	5,405,601
Income tax payable	-	3,003,766
Current portion of notes payable	34,115,378	3,883,012
Current portion of capital lease obligations	1,383,790	1,523,781
Derivative liabilities	600,000	-
Current portion of convertible debentures	12,415,480	8,519,131
Current liabilities of discontinued operations	552,340	557,351
Total current liabilities	59,598,445	64,087,173
Notes payable, less current portion	-	26,129,569
Convertible debentures, less current portion	-	1,133,877
Capital lease obligations, less current portion	1,731,388	2,830,959
Deferred tax liability non-current	2,472,513	-
Non-current liabilities of discontinued operations	32,609	41,749
Total liabilities	63,834,955	94,223,327
Minority interests related to discontinued operations	2,191,797	1,763,838
Commitments and contingencies
Stockholders' equity:
Common stock, $.0001 par value. Authorized 200,000,000 shares; issued and outstanding 66,292,721 and 55,823,026 shares, respectively	6,629	5,582
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; issued and outstanding -0- shares	-	-
Additional paid in capital	142,763,156	106,253,345
Accumulated deficit	(45,465,595)	(18,983,089)
Accumulated other comprehensive income	46,792	47,627
Total stockholders' equity	97,350,982	87,323,465
Total liabilities and stockholders' equity	$163,377,734	$183,310,630

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.
Consolidated Statements of Operations
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
			(As restated)
Revenues:
Pain management	$46,092,950	$43,269,382	$22,316,610
Surgeries	5,347,676	6,165,175	5,202,766
Ancillary services	12,288,256	14,113,756	10,398,524
Total revenues	63,728,882	63,548,313	37,917,900
Cost of revenues	20,270,361	11,549,973	6,663,945
Gross profit	43,458,521	51,998,340	31,253,955
General and administrative expense	39,828,569	38,510,708	20,408,656
Amortization expense	2,263,010	1,529,438	549,229
Impairment of goodwill	22,098,675	-	-
Impairment of intangible assets	11,895,837	-	-
Depreciation expense	2,361,378	1,424,793	837,484
Operating income (loss)	(34,988,948)	10,533,401	9,458,586
Interest expense	(3,609,655)	(4,308,502)	(3,463,677)
Derivative benefit (expense)	9,997,201	(7,055,502)	(3,256,372)
Other income expense	203,229	457,250	170,568
Income (loss) from continuing operations before income taxes	(28,398,173)	(373,353)	2,909,105
Benefit (provision) for income taxes	2,930,928	(5,110,651)	(4,410,587)
Loss from continuing operations	(25,467,245)	(5,484,004)	(1,501,482)
Discontinued operations:
Income (loss) from discontinued operations (less applicable income tax expense (benefit) of $91,130 and ($184,972))	(336,465)	144,626	-
Loss on disposal of discontinued operations (less applicable income tax benefit of $1,112,918)	(1,670,721)	-	-
Income (loss) from discontinued operations, net of tax	(2,007,186)	144,626	-
Loss from continuing operations before cumulative effect of a change in accounting principle	(27,474,431)	(5,339,378)	(1,501,482)
Cumulative effect of a change in accounting principle (net of tax of $661,283 )	991,925	-	-
Net loss	$(26,482,506)	$(5,339,378)	$(1,501,482)
Basic loss per common share:
Loss from continuing operations before cumulative effect of a change in accounting principle	$(0.39)	$(0.10)	$(0.05)
Loss from discontinued operations	$(0.03)	$-	$-
Cumulative effect of a change in accounting principle	$ 0.01	$-	$-
Net loss	$(0.41)	$(0.10)	$(0.05)
Diluted loss per common share:
Loss from continuing operations before cumulative effect of a change in accounting principle	$(0.39)	$(0.10)	$(0.05)
Loss from discontinued operations	$(0.03)	$-	$-
Cumulative effect of a change in accounting principle	$0.01	$-	$-
Net loss	$(0.41)	$(0.10)	$(0.05)
Basic weighted average common shares outstanding	64,600,427	51,316,562	32,923,211
Diluted weighted average common shares outstanding	64,600,427	51,316,562	32,923,211

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004
			2004
	2006	2005	(As restated)
Cash flows from operating activities:
Net loss	$(26,482,506)	$(5,339,378)	$(1,501,482)
Loss (income) from discontinued operations, net of tax	2,007,186	(144,626)	-
Cumulative effect of a change in accounting principle	(991,925)	-	-
Loss from continuing operations	(25,467,245)	(5,484,004)	(1,501,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,624,388	2,954,231	1,386,713
Impairment of goodwill	22,098,675	-	-
Impairment of intangible assets	11,895,837	-	-
Non-cash compensation	(7,975,675)	2,382,259	356,590
Loss on disposal of property and equipment	-	88,651	-
Amortization of debt discount	2,176,744	1,383,324	1,805,846
Amortization of deferred financing costs	-	(475,717)
Stock issued for interest payments	325,407	991,146	383,053
Mark to market derivatives	(9,997,201)	7,055,502	3,256,372
Deferred income taxes	2,798,441	1,113,566	748,623
Non-cash transactions	(835)	28,143	30,415
Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	2,540,808	(1,999,704)	(5,332,692)
Deposits and prepaid expenses	566,252	(786,312)	(448,695)
Other assets	374,347	-	-
Income tax payable	(6,778,636)	(723,764)	3,794,566
Accounts payable and accrued expenses	2,297,359	2,083,422	(360,283)
Net cash provided by (used in) operating activities from continuing operations	(521,334)	8,610,743	4,119,026
Net cash used in operating activities attributable to discontinued operations	(292,529)	562,354	-
Net cash provided by (used in) operating activities	(813,863)	9,173,097	4,119,026
Cash flows from investing activities:
Purchase of property and equipment	(962,040)	(1,773,763)	(1,018,597)
Cash paid for contingent consideration	(9,295,681)	(7,510,966)	(3,108,888)
Cash received from disposition	1,400,000	-	-
Cash used for contract rights	-	(202,291)	(2,253,215)
Cash used for acquisitions	(9,982,213)	(27,172,913)	(12,297,753)
Cash from acquisitions	77,754	39,409	270,570
Net cash used in investing activities from continuing operations	(18,762,180)	(36,620,524)	(18,407,883)
Net cash provided by investing activities attributable to discontinued operations	250,128	146,366	-
Net cash provided by (used in) investing activities	(18,512,052)	(36,474,158)	(18,407,883)
Cash flows from financing activities:
Proceeds from issuance of convertible debentures, net of offering costs	3,000,000	-	12,382,315
Proceeds from issuance of common stock, net of capital offering costs	4,090,707	5,964,013	15,500,446
Payments of capital lease obligations	(1,619,889)	(1,362,280)	(686,734)
Payment of convertible debentures	-	-	(885,000)
Notes receivable from employees	-	(201,353)	-
Due from/to stockholders	-	-	(34,907)
Net proceeds from (payments on) notes payable	(3,889,012)	27,117,839	810,910
Net cash provided by financing activities from continuing operations	1,581,806	31,518,219	25,465,930
Net cash used in financing activities attributed to discontinued operations	(981,438)	(604,833)	-
Net cash provided by financing activities	600,368	30,913,386	25,465,930
Net increase (decrease) in cash and cash equivalents	(18,725,547)	3,612,325	11,177,073
Cash and cash equivalents at beginning of year includes cash of discontinued operations: 2006, $205,386	22,713,166	19,100,840	7,923,767
Cash and cash equivalents at end of year includes cash of discontinued operations: 2006, $389,905; 2005, $205,386	$3,987,619	$22,713,166	$19,100,840
Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$4,672,705	$2,499,181	$ 1,207,049
Cash paid during the year for income taxes	2,841,073	2,895,752	-
Non-cash investing and financing transactions:
Accrued compensation expense recharacterized as equity	9,166,874	-	-
Common stock issued for acquisitions	9,624,459	25,701,467	7,846,712
Common stock issued for contract right purchases	--	-	1,097,333
Common stock issued for convertible debentures	--	15,735,237	1,650,948
Common stock issued for contingent consideration	8,914,004	7,689,464	2,978,770
Common stock issued for derivative conversions	3,486,632	-	-
Common stock issued for financing costs	980,000	-	-
Common stock issued for common stock payable	5,405,601	-	-
Acquisition consideration payable	4,026,209	8,011,567	17,900,833
Equipment financed with capital lease obligations	436,536	2,355,578	928,756
Due from stockholder	427,553	-	-
See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC. Consolidated Statements of Stockholders’ Equity For the years ended December 31, 2006, 2005 and 2004

	Common Stock
	Shares	Amount	Additional Paid inCapital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2003 (as restated)	26,882,597	$2,688	$24,148,870	$(12,142,229)	$961	$ 12,010,290
Common stock issued for earn-outs	1,064,251	107	2,978,663	—	—	2,978,770
Common stock issued for contract rights	401,617	40	1,097,293	—	—	1,097,333
Common stock issued for exercise of warrants	534,466	53	343,067	—	—	343,120
Common stock issued for exercise of stock options	312,673	31	71,031	—	—	71,062
Common stock issued for acquisitions	2,667,747	267	7,846,445	—	—	7,846,712
Common stock issued for conversion of convertible debenture	530,000	53	1,650,895	—	—	1,650,948
Common stock issued for debenture interest payments	154,482	15	383,053	—	—	383,068
Common stock issued for secondary offering	8,965,000	897	15,085,366	—	—	15,086,263
Common stock options issued for non employee consulting fees	—	—	219,829	—	—	219,829
Adjustment for fair value of warrants	—	—	1,715,175	—	—	1,715,175
Components of comprehensive income (loss):
Translation adjustment	—	—	—	—	30,415	30,415
Net loss				(1,501,482)	—	(1,501,482)
Comprehensive loss	—	—	—	—	—	(1,471,067)
Balances at December 31, 2004 (as restated)	41,512,833	$4,151	$55,539,687	(13,643,711)	$31,376	$ 41,931,503
Common stock issued for earn-outs	2,026,592	203	7,689,261	—	—	7,689,464
Common stock issued for exercise of warrants	400,316	40	474,672	—	—	474,712
Common stock issued for exercise of stock options	674,975	67	83,633	—	—	83,700
Common stock issued as restricted shares	18,860	2	11,890	—	—	11,892
Common stock issued for acquisitions	7,279,835	727	25,700,740	—	—	25,701,467
Common stock issued for conversion of convertible debt	3,626,167	364	15,734,873	—	—	15,735,237
Common debenture stock issued for debenture interest	283,448	28	991,118	—	—	991,146
Common stock options issued for non employee	—	—	27,471	—	—	27,471
Components of comprehensive income (loss):
Translation adjustment	—	—	—	—	16,251	16,251
Net loss	—	—	—	(5,339,378)	—	(5,339,378)
Comprehensive loss	—	—	—	—	—	(5,323,127)
Balances at December 31, 2005	55,823,026	$5,582	$106,253,345	$(18,983,089)	$47,627	$ 87,323,465
Cumulative effect of a change in accounting principal	—	—	(1,653,208)	—	—	(1,653,208)
Common stock issued for earn-outs	3,510,738	350	8,913,654	—	—	8,914,004
Common stock issued for private placement	3,305,033	331	9,495,977	—	—	9,496,308
Common stock issued for financing costs	500,000	50	979,950	—	—	980,000
Common stock issued for warrant conversions	1,310,000	131	3,486,501	—	—	3,486,632
Common stock issued for acquisitions	2,719,803	272	9,624,187	—	—	9,624,459
Common stock issued for debenture interest	159,153	17	297,265	—	—	297,282
Accrued compensation expense recharacterized as equity	—	—	9,166,874	—	—	9,166,874
Common stock options issued for debenture interest	—	—	28,125	—	—	28,125
Common stock received from divesture	(1,035,032)	(104)	(3,829,514)	—	—	(3,829,618)
Components of comprehensive income (loss):
Translation adjustment	—	—	—	—	(835)	(835)
Net loss	—	—	—	(26,482,506)	—	(26,482,506)
Comprehensive loss	—	—	—	—	—	(26,483,341)
Balances at December 31, 2006	66,292,721	$6,629	$142,763,156	$(45,465,595)	$46,792	$ 97,350,982
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

     On December 20, 2001, HelpMate entered in an Agreement and Plan of Merger with PainCare, Inc., a Nevada corporation (the “Merger Agreement”), which was consummated on July 17, 2002 (the “Merger”). Pursuant to the Merger, PainCare, Inc. became a wholly-owned subsidiary of HelpMate. In connection with the Merger, the stockholders of PainCare, Inc. received voting common stock of HelpMate.

History of PainCare, Inc.

     PainCare, Inc. was incorporated in the State of Nevada on February 19, 1997, under the name of Hi-Profile Corporation. PainCare, Inc. was reorganized in the fall of 2000 for the purpose of establishing a North American network of pain management, minimally invasive surgery and orthopedic rehabilitation centers.

     On July 17, 2002 PainCare, Inc. consummated a Merger with HelpMate, as described below. PainCare, Inc. had approximately 128 stockholders of record prior to the Merger with HelpMate. As of December 31, 2006, the combined Company has approximately 8,597 stockholders of record.

The Merger

     As indicated above, on December 20, 2001, HelpMate Robotics, Inc. entered into a Merger Agreement with PainCare, Inc. whereby a wholly-owned subsidiary of HelpMate, formed for the purpose of the Merger, merged into PainCare, Inc. and PainCare, Inc. became a subsidiary of HelpMate. The stockholders of PainCare, Inc. received voting common stock of HelpMate. In connection with the Merger, the companies filed a Form S-4 with the Securities and Exchange Commission which was effective on July 12, 2002. Immediately thereafter, a Certificate of Merger was filed with the Secretary of State of the State of Connecticut and Articles of Merger were filed with the Secretary of State of the State of Nevada. The Merger became effective on July 17, 2002.

     The Merger was accounted for in accordance with accounting principles generally accepted in the United States. No goodwill or intangibles were recorded because the merger was essentially a recapitalization transaction and was accounted for in a manner similar to a reverse acquisition, identifying PainCare, Inc. as the accounting acquirer.

     Holders of PainCare, Inc. common stock received shares of HelpMate common stock at a conversion rate of one share of HelpMate common stock for each one share of PainCare, Inc. common stock surrendered. As of the date the Merger was consummated, there were 7,555,357 shares of PainCare’s common stock issued and outstanding. Holders of

PainCare, Inc. options, warrants and other derivatives have the right to exercise those derivatives for HelpMate’s common stock.

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

     On November 8, 2002, the Board of Directors and stockholders approved an amendment to the Company’s Certificate of Incorporation for the purpose of changing the name of the Company from HelpMate Robotics, Inc. to PainCare Holdings, Inc. This name change reflects the revised strategic vision and marketing strategy of the Company. In conjunction with the Company name change, the trading symbol for the Company’s common stock changed from “HMRB” to “PANC” in December 2002 and on November 8, 2002, the Board of Directors and stockholders approved a proposal to change the Company’s state of incorporation from Connecticut to Florida. On June 16, 2003, the Company’s stock symbol was changed to “PRZ.”

Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying financial statements include the accounts of PainCare Holdings, Inc. and its wholly-owned subsidiaries. The Company also consolidates PSHS Alpha Partners as it has a 67.5% ownership interest in this entity, and it consolidates PSHS Beta Partners as it has a 73% ownership interest. The other parties’ interest in these entities are reported as minority interests in the consolidated financial statements; however, these two entities are now included in discontinued operations. All significant inter-company balances and transactions have been eliminated in consolidation.

     The Company operates thirteen practices in states with laws governing the corporate practice of medicine where a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow the Company to manage the practice. Emerging Issues Task Force No. 97-2 (“EITF No. 97-2”) states that consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. All but one of the management services agreements between the Company and the physician satisfies all of the criteria of EITF No. 97-2. The Company includes revenue with respect to these practices in the consolidated financial statements in accordance with EITF No. 97-2.

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

Advertising Costs

Advertising expenditures relating to marketing efforts consisting primarily of marketing material, brochure preparation, printing and trade show expenses are expensed as incurred. Advertising expense was $1,816,794, $1,478,285, and $866,557 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.

Income Taxes

     The Company records income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax basis of its assets and liabilities. The Company estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating its tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets.

     The recording of a net deferred tax asset assumes the realization of such asset in the future, otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. The Company has not recorded any valuation allowances as of December 31, 2006 or 2005. The Company anticipates that it will generate sufficient pretax income in the future to realize its deferred tax assets.

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

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents in deposit accounts with high quality, credit-worthy financial institutions. Funds with these institutions exceeded the federally-insured limits by approximately $1,533,339 on December 31, 2006.

     Credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base. The Company controls credit risk associated with its receivables through pre-approvals with insurance providers. Generally, the Company requires no collateral from its customers.

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

Cash and Cash Equivalents

     All short-term investments with original maturities of three months or less when purchased are considered to be cash equivalents. At December 31, 2006 and 2005, the Company had cash and cash equivalents denominated in Canadian dollars that translate to U.S. dollar amounts of approximately $129,994 and $147,239 respectively.

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

Comprehensive Income (Loss)

     As reflected in the consolidated statements of stockholders’ equity, comprehensive income is a measure of net income (loss) and all other changes in equity that result from transactions other than with stockholders. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Comprehensive losses for the years ended December 31, 2006, 2005 and 2004 were $(26,483,341), $(5,323,127) and $(1,471,067), respectively.

Foreign Currency

     The Company operates a subsidiary in Canada, which is subject to different monetary, economic and regulatory risks than its domestic operations. The subsidiary uses a functional currency other than U.S. dollars, and the balance sheet accounts are translated into U.S. dollars at exchange rates in effect at the end of each reporting period. The foreign entity’s revenues and expenses are translated into U.S. dollars at the average rates that prevailed during the reporting period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income. Exchange gains and losses on transactions and equity investments denominated in a currency other than their functional currency are included in results of operations as incurred.

Deferred Financing Costs

     Deferred financing costs related to the Company’s various credit facilities are amortized over the related terms of the debt using the effective interest method. Net deferred financing costs were $2,536,302 and $1,688,431 at December 31, 2006 and 2005, respectively, as a reduction to the liability as reflected in Note 9 “Notes Payable” and Note 10 “Convertible Debentures.”

Revenue Recognition

     Revenue consists of net patient fee-for-service revenue. Net patient fee-for-service revenue is recognized when services are rendered. Net patient service revenue is recorded net of contractual adjustments and other arrangements for providing services at less than established patient billing rates. Allowances for contractual adjustments and bad debts are provided for accounts receivable based on estimated collection rates. The Company estimates contractual allowances based on the patient mix at each location, the impact of contract pricing and historical collection information. As of December 31, 2006, the Company does not maintain any unbilled accounts receivable balance within the consolidated financial statements presented within this report.

     Substantially all of the accounts receivable are due under fee-for-service contracts from third party payers, such as insurance companies and government-sponsored healthcare programs or directly from patients. Services are generally provided pursuant to contracts with healthcare providers or directly to patients. Accounts receivable for services rendered have been recorded at their established charges and reduced by the estimated contractual adjustments and bad debts. Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies. Receivables generally are collected within industry norms for third-party payors. The Company continuously monitors collections from its customers and maintains an allowance for bad debts based upon any specific payor collection issues that have been identified, the historical collection experience including each practice’s experiences, and the aging of patient accounts receivable balances. The Company is not aware of any claims, disputes or unsettled matters with third-party payors which could have a material effect on the financial statements. The Company either uses in-house billing or local billing companies in each location it operates. Therefore, the Company analyzes its accounts receivable and allowance for doubtful accounts on a site-by-site basis as opposed to a company-wide basis. This allows the Company to be more detailed and more accurate with its collection estimates. While such credit losses have historically been within expectations and the provisions established, an inability to accurately estimate credit losses in the future could have a material adverse impact on operating results.

     The estimated contractual allowance rates for each facility are reviewed periodically. The Company adjusts the contractual allowance rates, as changes to the factors discussed above become known. As these factors change, the historical collection experience is revised accordingly in the period known. These allowances are reviewed periodically and adjusted based on historical payment rates. During the second half of 2006, we performed an analysis of our historical cash collections and adjusted the current collection percentages on several practices. This resulted in a $4.2 million write off of net receivables.

Changes in contractual allowances for the years ended December 31, 2006 and 2005 were as follows:

	For the Year Ended
	December 31,
	2006	2005
Balance at beginning of year (including balances from purchased business combinations)	$30,658,843	$ 14,788,745
Increase for contractual allowance	87,951,661	40,263,885
Decrease to the contractual allowance for the current year	(98,735,556)	(24,393,787)
Balance at end of year	$19,874,948	$ 30,658,843

A summary of the activity in the allowance for uncollectible accounts is as follows:

	For the Year Ended
	December 31,
	2006	2005
Balance, beginning of year	$1,763,777	$ 335,459
Additions charged to provision for bad debts	3,529,695	2,788,601
Accounts receivable written off (net of recoveries)	(3,058,387)	(1,360,283)
Balance, end of year	$2,235,085	$ 1,763,777

The Company's payor mix and aging table from continuing operations for the year ended December 31, 2006 were as follows:

	Balance on
	December 31,
Financial Class	2006	Current	31-60 Days	61-90 Days	91 + Days
Private Insurance	$7,147,195	$1,928,021	$1,268,546	$659,248	$3,291,380
Self-Pay	339,184	91,498	60,201	31,286	156,199
Workers-Comp	2,145,160	578,676	380,742	197,867	987,875
Government	3,464,006	934,447	614,822	319,515	1,595,222
Other	1,562,845	421,592	277,387	144,155	719,711
Total	14,658,390	3,954,234	2,601,698	1,352,071	6,750,387
Allowance for doubtful accounts	2,235,085	105,726	127,230	128,974	1,873,155
Net realizable value	$12,423,305	$3,848,508	$2,474,468	$1,223,097	$4,877,232

			Required balance
		Percentage estimated	in allowance for
		for allowance for	doubtful
Aging Category	Amount	doubtful accounts	accounts
Current	$3,954,234	2.7%	$105,726
31-60 days	2,601,699	4.9%	127,230
61-90 days	1,352,071	9.5%	128,974
Over 91 days	6,750,387	27.7%	1,873,155
Year end balance of allowance for doubtful accounts			$2,235,085

Goodwill and Other Intangible Assets

     The value of goodwill is stated at the lower of cost or fair value. At December 31, 2006 and 2005, the Company had $89.4 million and $97.5 million, respectively, of remaining recorded goodwill related to acquiring physician practices and surgery centers. These goodwill balances are net of any impairment charges. For additional information, refer to Note 7 “Goodwill.”

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

     The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with SFAS No. 142. Goodwill is allocated to the Company's individual practices. Impairment of goodwill is tested at the practice level by comparing the practices’ net carrying amount, including goodwill, to the fair value of the practice. The fair values of the practices are estimated using a combination of the income or discounted cash flows approach. If the carrying amount of the practice exceeds its fair value, goodwill is potentially impaired and a second test is performed to measure the amount of impairment loss, if any. The fair value of each of the Company’s practices exceeded their individual carrying values and, consequently, no impairment was recorded for the years ended December 31, 2006 and 2005 except for the following: during 2006, the Company recorded an impairment charge of $7,030,175, $3,996,781, $679,160, $464,810, $3,436,436 and $6,491,313 for The Centeno Clinic, Associated Pain Physicians, Desert Pain and Colorado Pain Specialists Georgia Pain Physicians and Health Care Center of Tampa, respectively. An additional impairment charge of $2,297,013 was recorded as part of discontinued operations for the CPM-ASC surgery center.

     Other intangible assets primarily consist of patient referral networks acquired in conjunction with our physician and surgery center acquisitions, which are amortized on a straight-line basis over their estimated useful lives, which range from seven to twelve years.

Recent Accounting Pronouncements

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For any amount of those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities based on the technical merits of the position. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. The Company is evaluating the impact of FIN 48 and does not believe there will be an impact during the first quarter of 2007.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements, but emphasizes that fair value is a market-based measurement and not an entity-specific measurement that should be based on an exchange transaction in which a company sells an asset or transfers a liability (exit price). SFAS No. 157 also establishes a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. For calendar year companies like the Company, SFAS No. 157 is effective beginning January 1, 2008. The Company is currently evaluating the effects, if any, that SFAS No. 157 will have on its consolidated financial statements.

     In November 2006, the FASB approved EITF 06-06, "Debtor's Accounting for a Modification (or Exchange) of Conxertible Debt Instruments." which modifies EITF 96-19 to require and change in the value of an embedded conversion feature of a modified debt to be tested in a separate calculation. Early adoption of EITF 06-06 is permitted, and the Company has elected early adoption and applied the provisions of EITF 06-06 to record the results of the December 2006 refinancing of its subordinated convertible notes.

     In December 2006, the FASB approved EITF 00-19-2, "Accounting for Registration Payment Arrangements." which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable

Estimation of the Amount of a Loss. Early adoption of EITF 00-19-2 is permitted, and the Company has elected such early adoption.

Share-Based Payments

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. On March 25, 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) 107, which summarized the staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided additional guidance regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the employee’s requisite service period. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective application method and applied the provisions of SAB 107 in its adoption of SFAS No. 123(R). Under the modified prospective transition method, the Company is required to recognize compensation cost for all stock option awards granted after January 1, 2006 and for all existing awards for which the requisite service had not been rendered as of the date of adoption. Compensation expense for the unvested awards outstanding as of January 1, 2006 is recognized over the remaining requisite service period based on the fair value of the awards on the date of grant, as previously calculated by the Company in developing its pro forma disclosures in accordance with the provisions of SFAS No. 123. Upon adoption of SFAS No. 123(R), the Company elected to continue to value its share-based payment transactions using a Black-Scholes valuation model, which was previously used by the Company for purposes of preparing the pro forma disclosures under SFAS No. 123.

     Under the provisions of SFAS No. 123(R), stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that is ultimately expected to vest. In the Company’s pro forma information required under SFAS No. 123, forfeitures were accounted for as they occurred. Compensation expense for stock option awards granted after January 1, 2006 are expensed using a straight-line single option method, which is the same attribution method that was used by the Company for purposes of its pro forma disclosures under SFAS No. 123.

     The adoption of SFAS 123(R) also affected the computation of earnings per share, accounting for income taxes and the reporting of cash flows related to share-based compensation. For stock options that were fully or partially vested as of January 1, 2006, the Company, for purposes of calculating diluted earnings per share, uses the actual tax benefit windfall or shortfall that would be recognized in the financial statements upon exercise of the option in computing the assumed proceeds under the treasury stock method.

Stock-based compensation expense recognized for year ended December 31, 2006 was as follows:

Compensation benefit related to stock options issued	$ 7,975,675
Income tax expense	1,827,702
Compensation expense, net of tax	$ 6,147,973

     Prior to adopting the provisions of SFAS No. 123(R), the Company recorded estimated compensation cost for employee stock options based upon the intrinsic value of the option on the date of grant consistent with the recognition and measurement principles of APB Opinion No. 25. As further described in Note 2, the Company originally recorded stock options granted to employees as a fixed plan under the provisions of APB 25. However, the fixed plan accounting was inappropriate in the circumstances, as the terms of the plan required variable accounting pursuant to APB 25. The following information in the footnote, for the years ended December 31, 2005 and 2004 has been restated to correct the accounting treatment.

     The following table illustrates the effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation plans for the years ended December 31:

	2005	2004
Net loss, as reported	$(5,339,378)	$(1,501,482)
Stock-based employee compensation included in reported net loss, net of tax	901,904	87,736
Stock-based employee compensation expense as determined under the fair value
method for all awards, net of tax	(837,183)	(925,307)
Net loss, pro forma	$(5,274,657)	$(2,339,053)
Loss per common share:
Basic – as reported	$(0.10)	$(0.05)
Basic – pro forma	$(0.10)	$(0.07)
Diluted – as reported	$(0.10)	$(0.05)
Diluted – pro forma	$(0.10)	$(0.07)

     The fair value of each employee stock option included in the table above was computed as follows: the weighted average fair value of options and warrants granted to employees were estimated on the date of grant using the Black-Scholes-Merton option pricing model for employees and non-employee options with the following assumptions for the years ended December 31, 2006, 2005 and 2004. The Company currently estimates volatility using the historical volatility of the share price over the expected term. The expected term and historical volatility computations are derived from Staff Accounting Bulletin 107 (SAB 107). The Company does not believe implied volatility is expected to differ significantly from the past since we are still in a growth stage. Therefore, we believe the historical volatility computation is appropriate. The expected term is based on the simplified method as outlined in SAB 107. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company does not pay any dividends.

	2006	2005	2004
Risk-free interest rate	4.84%	3.98%	4.50%
Expected life	2.76 years	2.73 years	5 .00years
Volatility	66.10%	48.90%	50.0%
Dividend yield	0.0%	0.0%	0.0%

     The same assumptions were used to compute the fair value of non-employee options. The amount of non-employee consulting expense recorded as a result of share-based payment in the years ended December 31, 2006, 2005 and 2004 totaled $0, $27,471, and $219,829, respectively. The net tax benefit of non-employee option exercises is recorded as an adjustment to additional paid in capital.

Cumulative Effect of a Change in Accounting Principle

     Cumulative effect of a change in accounting principle was $991,925 and $0, net of tax, for 2006 and 2005, respectively, and resulted from the change in accounting principle from APB No. 25 to SFAS 123R. The cumulative effect of a change in accounting principle resulted from the requirement of SFAS 123R to reduce the amount of stock-based compensation expense by an estimated forfeiture rate or, in other words, the estimated number of shares that are not expected to vest as a result of an employee terminating prior to becoming fully vested in an award. Prior to the adoption of SFAS 123R, we did not reduce stock-based compensation expense based on an estimated forfeiture rate but rather recorded an adjustment to stock-based compensation as actual forfeitures occurred. Additionally, at adoption the company previously recorded the options mark to market at intrinsic value. FAS 123R requires these to be recorded at fair value.

The options were revalued on January 1, 2006 using the Company’s fair value methodologies and the difference is recorded as a cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle is generally one time in nature and not expected to occur as part of our normal business on a regular basis.

(2) Liquidity

Current situation - March 2007

     As of December 31, 2006, the Company had a working capital deficit from continuing operations of $36,409,570, including $3,597,714 of cash and cash equivalents. During 2006, the Company sold 3,305,033 shares of common stock, raising net proceeds of $9,496,308. The Company’s cash provided by (used in) continuing operating activities for the years ended December 31, 2006, 2005 and 2004 was $(521,334), $8,577,513 and $4,119,026, respectively for continuing operations.

     The Company expects to utilize it's available cash and cash equivalents to fund its operating activities. We have significantly curtailed our acquisition model and have a plan to reduce expenses prospectively. The Company is continuing to pursue fund-raising possibilities through either the sale of its securities, debt financing or asset dispositions.  In addition, the Company has a debt default forebearance that expires on March 31, 2007, and it has substantial debt maturing April 3, 2007. The debt holders have certain specific recourse options against the Company should a default occur, and these actions would materially adversely impact operations. If the Company is unable to secure additional financing on reasonable terms, or if the level of cash and cash equivalents falls below anticipated levels, it is uncertain if the Company will have the ability to continue it's operations as a going concern beyond the second quarter of 2007. The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern.

     Selling securities to satisfy its capital requirements may have the effect of materially diluting the current holders of the Company’s outstanding stock. The Company may also seek additional funding through other financing vehicles. There can be no assurances that such funding will be available at all or on terms acceptable to the Company.

     On May 2, 2006, June 20, 2006, August 9, 2006, and November 8, 2006, we entered into letter agreements (the "Waiver Letters") with HBK Investments L.P. (the "Agent"), HBK Master Fund L.P., ("HBK-MF") and Del Mar Master Fund Ltd. ("Del Mar," and together with HBK-MF the "Lenders") pursuant to which the Agent and the Lenders waived certain of our breaches of the terms of the loan and security agreement entered into by the parties on May 11, 2005, as amended (the "Loan Agreement"). In consideration of the entry by the Agent and the Lenders into the Waiver Letters, we paid fees to the Lenders in the amount of $300,000, $150,000, $100,000 and $150,000, respectively.

     The August 9, 2006, Waiver Letter required us to cause the financial covenants in Section 7.18 of the Loan Agreement to be amended on or before October 15, 2006, in a manner satisfactory to the Agent and the Lenders. On October 13, 2006, we entered into a letter agreement with the Agent and the Lenders extending the October 15, 2006 deadline until November 15, 2006. On November 8, 2006, we entered into a letter agreement with the Agent and the Lenders extending the November 15, 2006 deadline until December 1, 2006.

     On January 1, 2007, we entered into a Forbearance Agreement (the "Forbearance Agreement") with the Agent and the Lenders pursuant to which the Agent and the Lenders agreed to forbear, until a date not later than March 31, 2007, from exercising their rights and remedies under the Loan Agreement with respect to certain specified events of default under the Loan Agreement that had either occurred or that were thought to likely occur during the forbearance period. In consideration for the forbearance, we agreed to certain additional covenants and to pay fees in the amount of (i) $277,500 at closing, plus, (ii) upon the repayment in full of our obligations under the Loan Agreement (the "Obligations"), an amount equal to the greater of (i) $500,000, and (ii) $277,500 for each month (or portion thereof) that has elapsed after the date of the Forbearance Agreement before the Obligations have been repaid in full.

     Since our entry in to the Forbearance Agreement we have failed to comply with certain covenants set forth in the Forbearance Agreement, and may have additionally violated certain terms and provisions set forth in the Loan Agreement. As a result, the Agent and the Lenders may have certain rights under the Forbearance Agreement and the Loan Agreement including, but not limited to, taking control of one or more of our operating subsidiaries and/or other company assets, which, if exercised, would materially adversely impact our operations.

     On March 21, 2007, the Agent provided the Company with notice that the Agent would be charging interest at the default rate until all existing events of default have been waived in accordance with the loan agreement. The default rate is LIBOR plus 10.25% or approximately 15.57% as of March 21, 2007.

HBK Notice of Default

    On March 21, 2007 PainCare Holdings, Inc. (the "Company") received a notice of default (the "HBK Notice") from HBK Investments L.P. (the "Agent") with respect to that certain Loan and Security Agreement dated May 11, 2005, as amended (the "Loan Agreement"), entered into by the Company, the Company's subsidiaries, the Agent, HBK Master Fund L.P., ("HBK-MF") and Del Mar Master Fund Ltd. ("Del Mar," and together with HBK-MF the "Lenders").

     The HBK Notice further provides that (i) the default rate of interest as set forth in the Loan Agreement is in effect until such time as all such alleged events of default have either been cured or waived in writing, and (ii) the Agent and Lenders expressly reserve all of their remedies, powers, rights, and privileges under the Loan agreement, at law, in equity, or otherwise including, without limitation, the right to declare all obligations under the Loan Agreement immediately due and payable.

CPM Notice of Default

     On March 15, 2007, the Company received a notice of breach and default (the "CPM Notice") from The Center for Pain Management, LLC ("CPM") with respect to that certain Asset Acquisition Agreement dated December 1, 2004 (the "APA") entered into by the Company, PainCare Acquisition Company XV, Inc. (the "Subsidiary"), CPM, and the owners of CPM (the "Members").

    The CPM Notice further provides that unless the alleged events of default set forth in the CPM Notice are cured by the Company, (i) certain non-competition and non-solicitation provisions binding the Members will cease as of April 24, 2007, and (ii) CPM and the Members will have, as of April 12, 2007, certain rights under that certain Stock Pledge Agreement dated December 1, 2004 (the "Pledge Agreement") entered into by the Company and the Members, including, but not limited to, the right to foreclose on the issued and outstanding shares of stock of the Subsidiary.

Convertible Debentures

     Pursuant to certain convertible debentures issued to Midsummer Investments, Ltd and Islandia LP, the Company is currently in technical default because the Company is in default with its primary lender.  As of March 28, 2007, the Company has not received formal notification of default.

Financial restructuring plan and working capital needs

     The Company plans to sell three surgery centers to raise funds for the purpose of restructuring our debt obligations. The proceeds would be used to either pay in full or a substantial portion of the $27.8 million of debt with the lenders. Also, the funds would be used to pay the amount due under the promissory note to the original sellers of the Center for Pain Management Ambulatory Surgery Center (CPMASC) of approximately $7.8 million.

     The objective is to substantially reduce the debt outstanding by using the proceeds of the sale of the surgery center division. There may be an additional amount raised through the issuance of common stock or convertible debentures. These proceeds would primarily be used for working capital needs. The Company would have a significantly reduced debt load if the plan is executed. Currently, the Company is in negotiations with lenders to refinance and or settle the debt obligations.

     The Company’s working capital needs for 2007 are primarily for paying contingent cash payments for the previously closed acquisitions as their individual earnings requirements are met. For 2007 the Company may have up to $6.5 million of cash outflow requirements for these contingent payments. The Company also expects to receive a total of approximately $4 million as a tax refund by the third or fourth quarter of 2007, which will also be used for working capital needs.

(3)Restatement and Reclassifications of Previously Issued Financial Statements

     As more fully described in the Company’s Form 10-K, as amended for the year ended December 31, 2005, the Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2000 through 2004 have been restated to give effect to the correction of certain errors that were discovered subsequent to December 31, 2005. All quarterly financial information for each of these years have also been restated to give effect to the correction of these errors. A discussion of each of the corrections is made in Note 2 to the financial statements included in the 2005 Form 10-K, as amended.

     The Company’s previously issued consolidated financial statements as of and for the quarters ending March 31, June 30, and September 30, 2006 have been restated to give effect to the correction of certain errors that were discovered subsequent to September 30, 2006. These errors all pertain to the adoption of FAS 123(R).

     During the first three quarters of 2006 ending on March 31, June 30, and September 30, the Company incorrectly accounted for its stock based compensation under the provisions of FAS 123(R). The Company’s plan was a liability plan at the adoption date of January 1, 2006 of FAS 123(R). The adoption of 123(R) required the Company to continue to record the options granted prior to January 1, 2006 as liability awards until there was a modification permitting equity treatment. Through December 31, 2006, the Company was treating its employee option plan as a variable plan because the plan permitted the optionee to exercise their options under a cashless exercise provision. This provision caused liability treatment because the Company was deemed to be unable to issue shares under EITF 00-19 should an employee elect that method of exercise. EITF 00-19 applied in this situation because it was part of the Company's overall accounting for derivatives. The Company should have accounted for the stock option plan as a liability plan for the quarter ended March 31, 2006.

     On May 4, 2006, the Company modified the convertible debenture agreements that created the derivatives under EITF 00-19. This modification no longer made the Company subject to EITF 00-19 since we could net share settle option exercises. This modification changed the accounting of the option plan to an equity plan under FAS 123(R).

     On May 25, 2006 the Company also made material modification to three officers' option awards so that they becam fully vested on that date. This caused the Company to record to non cash compensation expense an additional $1,225,000 for fully vesting those options.

     The provisions of FAS 123(R) require the options granted subsequent to January 1, 2006 to be recorded at the fair value and to be recognized on a straight line basis over the vesting period. The Company correctly recorded these options as an equity grant.

Please see the table below for the effect on each account for each quarter:

The following table reflects the restatement for each line item on the Consolidated Balance Sheet for the period ending March 31, 2006:

Line item	Original Balance	Adjustment	Ending Balance
Deferred taxes, current	850,878	28,786	879,664
Deferred taxes, noncurrent	617,918	(4,432,128)	(3,814,210)
Accrued compensation expense	17,142,549	(10,283,593)	6,858,956
Income tax payable	2,472,329	(214,951)	2,257,378
Additional paid in capital	132,047,810	(234,065)	131,813,745
Accumulated deficit	(7,094,990)	6,329,267	(765,723)

The following table reflects the restatement for each line item on the Consolidated Statement of Operations for the period ending March 31, 2006:

Line item	Original Balance	Adjustment	Ending Balance
General and administrative expense	$12,606,803	$(8,864,450)	$3,742,353
Provision for income taxes	1,188,607	3,527,108	4,715,715
Income before cumulative effect of a change in accounting principle	11,888,099	5,337,342	17,225,441
Cumulative effect of a change in accounting principle	-	991,925	991,925
Net income	11,888,099	6,329,267	18,217,366
Basic earnings per share:
Before a cumulative effect of a change in accounting principle	$ 0.19	-	$ 0.28
Cumulative effect of a change in accounting principle	$ -	-	$ 0.02
After a cumulative effect of a change in accounting principle	$ 0.19	-	$ .030
Diluted earnings per share:
Before a cumulative effect of a change in accounting principle	$ 0.17	-	$ 0.24
Cumulative effect of a change in accounting principle	$ -	-	$ 0.01
After a cumulative effect of a change in accounting principle	$ 0.17	-	$ 0.25
Basic weighted average common shares outstanding	61,598,932	-	61,598,932
Diluted weighted average common shares outstanding	71,654,327	-	71,654,327

The following table reflects the restatement for each line item on the Consolidated Balance Sheet for the three months ending June 30, 2006:

Line item	Original Balance	Adjustments	Ending Balance
Deferred taxes, current	$ 1,042,033	$ -	$ 1,042,033
Deferred taxes, noncurrent	-	2,325,224	2,325,224
Accrued compensation expense	17,142,549	(17,142,549)	-
Income tax payable	1,420,409	1,992,930	3,413,339
Additional paid in capital	137,719,608	6,238,788	143,958,396
Accumulated deficit	(7,901,081)	6,585,607	(1,315,474)

The following table reflects the restatement for each line item on the Statement of Operations for the three months ending June 30, 2006:

Line item	Original Balance	Adjustment	Ending Balance
General and administrative expense	$15,455,145	$(386,103)	$15,069,042
Provision (benefit) for income taxes	315,717	129,763	445,480
Net income (loss)	(806,091)	256,340	(549,751)
Basic earnings (loss) per common share	$ (0.01)	-	$ (0.01)
Diluted earnings (loss) per common share	$ (0.01)	-	$ (0.01)
Basic weighted average common shares outstanding	64,482,619	-	64,482,619
Diluted weighted average common shares outstanding	64,482,619	-	64,482,619

The following table reflects the restatement for each line item on the Consolidated Statement of Operations for the six months ending June 30, 2006:

Line item	Original Balance	Adjustment	Ending Balance
General and administrative expense	$28,061,948	$(9,250,553)	$18,811,395
Provision (benefit) for income taxes	1,504,324	3,656,871	5,161,195
Income before cumulative effect of a change in accounting principle	11,082,008	5,593,682	16,675,690
Cumulative effect of a change in accounting principle	-	991,925	991,925
Net imcome (loss)	11,082,008	6,585,607	17,667,615
Basic earnings (loss) per common share:
Before cumulative effect of a change in accounting principle	$0.18	-	$0.26
Cumulative effect of a change in accounting principle	$0.00	-	$0.02
After cumulative effect of a change in accounting principle	$0.17	-	$0.18
Diluted earnings (loss) per common share:
Before cumulative effect of a change in accounting principle	$0.15	-	$0.23
Cumulative effect of a change in accounting principle	$0.00	-	$0.02
After cumulative effect of a change in accounting principle	$0.15	-	$0.25
Basic weighted average common shares outstanding	64,482,619	-	64,482,619
Diluted weighted average common shares outstanding	64,482,619	-	64,482,619

 The following table reflects the restatement for each line item on the Consolidated Balance Sheet for the period ending September 30, 2006:

Line item	Original Balance	Adjustment	Ending Balance
Deferred taxes, current	1,447,450	-	1,447,450
Deferred taxes, noncurrent	(1,033,479)	(5,511,778)	(6,545,257)
Accrued compensation expense	17,142,549	(17,142,549)	-
Income tax payable	351,273	985,790	1,337,063
Additional paid in capital	140,155,187	5,946,033	146,101,220
Retained earnings	(10,124,589)	4,698,948	(5,425,641)

The following table reflects the restatement for each line item on the Consolidated Statement of Operations for the three months ending September 30, 2006:

Line item	Original Balance	Adjustment	Ending Balance
General and administrative expense	$13,871,940	$(292,577)	$13,579,185
Provision (benefit) for income taxes	(483,924)	2,179,414	1,695,490
Income before cumulative effect of a change in accounting principle	(2,223,508)	(1,886,659)	(4,110,167)
Net income (loss)	(2,223,508)	(1,886,659)	(4,110,167)
Basic earnings (loss) per common share:
After cumulative effect of a change in accounting principle	$(0.03)	-	$(0.06)
Diluted earnings (loss) per common share:
After cumulative effect of a change in accounting principle	$(0.03)	-	$(0.06)
Basic weighted average common shares outstanding	64,482,619	-	64,482,619
Diluted weighted average common shares outstanding	64,482,619	-	64,482,619

The following table reflects the restatement for each line item on the Statement of Operations for the nine months ending September 30, 2006:

Line item	Original Balance	Adjustment	Ending Balance
General and administrative expense	$41,933,888	$(9,543,308)	$32,390,580
Provision (benefit) for income taxes	1,020,400	5,836,285	6,856,685
Income before cumulative effect of a change in accounting principle	8,858,500	3,707,023	12,565,523
Cumulative effect of a change in accounting principle	-	991,925	991,925
Net imcome (loss)	8,858,500	4,698,948	13,557,448
Basic earnings (loss) per common share:
Before cumulative effect of a change in accounting principle	$0.14	-	$0.19
Cumulative effect of a change in accounting principle	$0.00	-	$0.02
After cumulative effect of a change in accounting principle	$0.14	-	$0.21
Diluted earnings (loss) per common share:
Before cumulative effect of a change in accounting principle	$0.14	-	$0.19
Cumulative effect of a change in accounting principle	$0.00	-	$0.02
After cumulative effect of a change in accounting principle	$0.14	-	$0.21
Basic weighted average common shares outstanding	64,482,619	-	64,482,619
Diluted weighted average common shares outstanding	64,482,619	-	64,482,619

(4)Acquisitions

     The Company operates thirteen practices in states with laws governing the corporate practice of medicine. In those states, a corporation is precluded from owning the medical assets and practicing medicine. Therefore, contractual arrangements are effected to allow the Company to manage the practice. Emerging Issues Task Force Issue No. 97-2 (“EITF No. 97-2”) states that consolidation can occur when a physician practice management entity establishes an other than temporary controlling financial interest in a physician practice through contractual arrangements. All but one of the management services agreements between the Company and the physician satisfies all of the criteria of EITF No. 97-2. The Company includes revenue with respect to these practices in the consolidated financials in accordance with EITF No. 97-2.

     On April 13, 2005, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XVII, Inc. (PNAC XVII), and Colorado Pain Specialists, P.C. (CPS). The

Merger Agreement provides for the acquisition of the non-medical assets of CPS by PNAC XVII, a Florida corporation. In exchange for the non-medical assets the stockholders of CPS received 653,698 shares of common stock of the Company priced at $5.09 per share and $2,125,000 in cash. The value of the common stock is based on the average market price of the Company’s stock over a few days before and after the terms were agreed to and announced. In addition, the former owners of CPS may receive up to $4,250,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. CPS is a pain management physician practice located in Denver, Colorado.

     CPS was acquired on April 13, 2005 and utilized the purchase method of accounting. The results of CPS’s operations have been included in the consolidated financial statements since that date.

Purchase price allocation:
Cash Consideration	$ 2,125,000
Stock Consideration	3,327,805
Acquisition Costs	623,861
Deferred taxes	45,238
Less:
Cash	27,311
Accounts receivable	322,467
Property and equipment	207,495
Prepaid and deposits	7,555
Intangible Assets	113,094
Plus:
Accounts payable and accrued liabilities	32,748
Note payable	180,764
Goodwill	$ 5,657,494

     On May 12, 2005, the Company closed a securities purchase pursuant to a Securities Purchase Agreement with its wholly-owned subsidiary, PainCare Surgery Centers I, Inc. (PCSC I), and the partners of PSHS Alpha Partners, Ltd. d/b/a Lake Worth Surgical Center (LWSC). Dr. Merrill Reuter, Chairman of the Board of Directors, was a minority owner of this surgery center prior to the Company’s majority interest purchase and remains a minority owner following the Company’s majority interest purchase. The Securities Purchase Agreement provides for the purchase of 67.5% ownership of LWSC by PCSC I, a Florida corporation. In exchange for the majority interest purchase the partners of LWSC received 324,520 shares of common stock of the Company valued at $4.72 per share and $6,930,940 in cash. The value of the common stock is based on the average market price of the Company’s stock over a few days before and after the terms were agreed to and announced. LWSC is a fully accredited ambulatory surgery center located in Lake Worth, Florida.

     Majority interest in LWSC was purchased on May 12, 2005 and utilized the purchase method of accounting. The results of LWSC’s operations have been included in the consolidated financial statements since that date.

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

     On August 1, 2005, the Company closed a securities purchase pursuant to a Securities Purchase Agreement with its wholly-owned subsidiary, PainCare Surgery Centers II, Inc. (PCSC II), and the partners of PSHS Beta Partners, Ltd. d/b/a Gables Surgical Center (GSC). The Securities Purchase Agreement provides for the purchase of 73% ownership of GSC by PCSC II, a Florida corporation. In exchange for the majority interest purchase the partners of GSC received 868,624 shares of common stock at $4.09 per share and $3,282,304 in cash. The value of the common stock is based on the average market price of the Company’s stock over a few days before and after the terms were agreed to and announced. In addition, the former partners of GSC will receive the remaining balance of the purchase price in the form of promissory notes for $1,536,952 plus interest, due in August 2006. GSC is a fully accredited ambulatory surgery center located in Miami, Florida.

     Majority interest in GSC was purchased on August 1, 2005 and utilized the purchase method of accounting. The results of GSC’s operations have been included in the consolidated financial statements since that date.

Purchase price allocation:
Cash Consideration	$ 3,282,304
Promissory Notes	1,536,952
Stock Consideration	3,552,668
Net Working Capital Adjustment	440,259
Acquisition Costs	287,901
Less:
Cash	104,903
Accounts receivable	1,048,627
Property and equipment	370,388
Inventory	139,375
Prepaid and deposits	30,209
Intangible Assets	285,733
Deferred taxes	96,235
Plus:
Accounts payable and accrued liabilities	227,822
Lease payable	182,596
Minority interests	411,391
Goodwill	$7,846,423

     Subsequent to the original purchase price allocation recorded at the year ending 2005, the Company adjusted the opening accounts receivable balance to reflect the amount actually collected. The adjustment to accounts receivable was a decrease of $1,146,855. The adjustment to the referral network and minority interest was a decrease of $48,255 and $309,652, respectively. The net change to goodwill was a $788,948 increase.

     On August 9, 2005, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XVIII, Inc. (PNAC XVIII), and Piedmont Center for Spinal Disorders, P.C. (PCSD). The Merger Agreement provides for the acquisition of the non-medical assets of PCSD by PNAC XVIII, a Florida corporation. In exchange for the non-medical assets the stockholder of PCSD received 263,400 shares of common stock of the Company at $4.26 per share and $1,000,000 in cash. The value of the common stock is based on the average market price of the Company’s stock over a few days before and after the terms were agreed to and announced. In addition, the former owner of PCSD may receive up to $2,000,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. PCSD is an orthopedic spine surgery physician practice located in Danville, Virginia.

     PCSD was acquired on August 9, 2005 and utilized the purchase method of accounting. The results of PCSD’s operations have been included in the consolidated financial statements since that date.

Purchase price allocation:
Cash Consideration	$ 1,000,000
Stock Consideration	1,122,086
Acquisition Costs	203,176
Deferred taxes	11,438
Less:
Cash	200
Accounts receivable	185,055
Property and equipment	132,030
Intangible Assets	28,596
Plus:
Capital lease obligation	43,020
Goodwill	$ 2,033,839

     On October 3, 2005, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XXIII, Inc. (PNAC XXIII), and Floyd O. Ring, Jr., M.D., P.C. (RING). The Merger Agreement provides for the acquisition of the non-medical assets of RING by PNAC XXIII, a Florida corporation. In exchange for the non-medical assets the stockholder of RING received 349,162 shares of common stock of the Company at $3.75 per share and $1,250,000 in cash. The value of the common stock is based on the average market price of the Company’s stock over a few days before and after the terms were agreed to and announced. In addition, the former owner of RING may receive up to $2,500,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. RING is a pain management physician practice located in Denver, Colorado.

     RING was acquired on October 3, 2005 and utilized the purchase method of accounting. The results of Ring’s operations have been included in the consolidated financial statements since that date.

Purchase price allocation:
Cash Consideration	$ 1,250,000
Stock Consideration	1,309,358
Acquisition Costs	175,682
Deferred taxes	41,671
Less:

Cash	10,000
Accounts receivable	127,517
Property and equipment	400
Intangible assets	104,177
Goodwill	$ 2,534,617

     On October 14, 2005, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XXI, Inc. (PNAC XXI), and Christopher J. Centeno, M.D., P.C. and Therapeutic Management, Inc., collectively doing business as The Centeno Clinic (CENTENO). The Merger Agreement provides for the acquisition of the non-medical assets of CENTENO by PNAC XXI, a Florida corporation. In exchange for the non-medical assets the stockholder of CENTENO received 1,132,931 shares of common stock of the Company at $3.35 per share and $3,750,000 in cash. The value of the common stock is based on the average market price of the Company’s stock over a few days before and after the terms were agreed to and announced. In addition, the former owner of CENTENO may receive up to $7,500,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. CENTENO is a pain management physician practice located in Denver, Colorado.

     CENTENO was acquired on October 14, 2005 and utilized the purchase method of accounting. The results of Centeno’s operations have been included in the consolidated financial statements since that date. This practice was sold in February 2007, see Note 21, Subsequent Events.

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

     On January 3, 2006, the Company closed an acquisition pursuant to an Asset Purchase Agreement with its wholly-owned subsidiary, PainCare Surgery Centers III, Inc. (PCSC III), and the members of Center for Pain Management ASC, LLC (CPMASC). The Asset Purchase Agreement provides for the purchase of 100% ownership of CPMASC by PCSC III, a Florida corporation. In exchange for this acquisition the members of CPMASC received 1,021,942 shares of common stock of the Company priced at $3.44 per share and $3,750,000 in cash. The value of the common stock is based on the average market price of the Company’s stock over a few days before and after the terms were agreed to and announced. In addition, the former members of CPMASC will receive the remaining balance of the purchase price in the form of a promissory note for $7,500,000 plus interest, due in January 2007. The note was extended until April 2007 with an additional $300,000 promissory note plus interest. CPMASC is a fully accredited ambulatory surgery center with four locations in Maryland. The members of CPMASC did have a prior relationship with the Company from the acquisition of Center for Pain Management, LLC in December 2004.

CPMASC was purchased on January 3, 2006 and utilized the purchase method of accounting. During the second quarter of 2006, the purchase price was reduced by $376,788 due to a change in identifiable intangible assets and an addition of $150,715 for deferred taxes.

Purchase price allocation:
Cash Consideration	$ 3,750,000
Promissory Notes	7,500,000
Stock Consideration	3,515,480
Acquisition Costs	279,923
Less:
Cash	477,845
Accounts receivable	767,718
Property and equipment	263,563
Prepaid and deposits	80,035
Other assets	47,459
Imputed interest on notes payable	215,489
Identifiable intangible assets	376,788
Plus:
Accounts payable and accrued liabilities	86,046
Other liabilities	696,009
Deferred taxes	150,715
Goodwill	$ 13,749,276

     On January 6, 2006, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XXII, Inc. (PNAC XXII), and REC, Inc. and CareFirst Medical Associates, P.A. (REC/CMA). The Merger Agreement provides for the acquisition of the non-medical assets of REC/CMA by PNAC XXII, a Florida corporation. In exchange for the non-medical assets the stockholders of REC/CMA received 191,131 shares of common stock of the Company priced at $3.51 per share and $625,000 in cash. The value of the common stock is based on the average market price of the Company’s stock over a few days before and after the terms were agreed to and announced. In addition, the former stockholders of REC/CMA may receive up to $1,250,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. REC/CMA is an orthopedic rehabilitation practice located in Whitehouse, Texas. Neither REC, CMA nor its members had any prior relationship with the Company or its affiliates.

     REC/CMA was acquired on January 6, 2006 and utilized the purchase method of accounting. During the second quarter of 2006 $23,257 additional acquisition costs were added to the purchase price and during the fourth quarter of 2006, an adjustment to accounts payable of $22,551 reduced the purchase price. The total net change was $706.

Purchase price allocation:

Cash Consideration	$625,000
Stock Consideration	670,870
Acquisition Costs	128,750
Less:
Cash	28,106
Accounts receivable	80,841
Property and equipment	56,767
Intangible assets	82,089
Plus:

Accounts payable and accrued liabilities	14,723
Deferred taxes	35,442
Goodwill	$ 1,226,982

     On January 20, 2006, the Company closed a merger pursuant to a Merger Agreement with its wholly-owned subsidiary, PainCare Acquisition Company XIX, Inc. (PNAC XIX), and Desert Pain Medicine Group (DPMG). The Merger Agreement provides for the acquisition of the non-medical assets of DPMG by PNAC XIX, a Florida corporation. In exchange for the non-medical assets the stockholder of DPMG received 471,698 shares of common stock of the Company priced at $3.41 per share and $1,500,000 in cash. The value of the common stock is based on the average market price of the Company’s stock over a few days before and after the terms were agreed to and announced. In addition, the former stockholder of DPMG may receive up to $3,000,000 in additional consideration if certain net earnings goals are achieved in each of the first three fiscal years following the closing. DPMG is a pain management physician practice with four locations in California. Neither DMPG nor its members had any prior relationship with the Company or its affiliates.

     DPMG was acquired on January 20, 2006 and utilized the purchase method of accounting. During the second quarter of 2006 $44,155 additional acquisition costs were added to the purchase price and during the fourth quarter a vehicle that was recorded at acquisition was written off since it was determined to not be a company asset. The total change in the purchase price is $120,790.

Purchase price allocation:

Cash Consideration	$ 1,500,000
Stock Consideration	1,608,490
Acquisition Costs	155,000
Less:
Cash	77,144
Accounts receivable	198,792
Property and equipment	418,384
Deposits and prepaid expenses	27,259
Other assets	8,111
Intangible assets	130,707
Plus:
Accounts payable and accrued liabilities	155,718
Note payable	20,417
Capital lease obligations	62,523
Fixed asset write-off	76,635
Deferred taxes	134,556
Goodwill	$ 2,852,942

     On February 1, 2006, the Company closed a majority interest purchase pursuant to a Membership Interest Purchase Agreement with its wholly-owned subsidiary, PainCare Neuromonitoring I, Inc. (PCN I), and the members of Amphora, LLC (AMP). The Membership Interest Purchase Agreement provides for the purchase of 60% ownership of AMP by PCN I, a Florida corporation. In exchange for the majority interest purchase the members of AMP were to have received 1,035,032 shares of common stock of the Company priced at $3.70 per share and $3,250,000 in cash. The values of the common stock is based on the average market price of the Company’s stock over a few days before and after the terms were agreed to and announced. In addition, the former members of AMP were to have received the remaining balance of the purchase price of $8,500,000 in the form of performance-based installments over four years. AMP is an intraoperative monitoring company based in Denver, Colorado.

     Majority interest in AMP was purchased on February 1, 2006 and utilized the purchase method of accounting. During the second quarter of 2006 $250,516 additional acquisition costs were added to the purchase price. On December 11, 2006 the merger agreement was rescinded; see note 25, Discontinued Operations.

Purchase price allocation:

Cash Consideration	$ 3,250,000
Stock Consideration	3,829,618
Acquisition Costs	293,541
Less:
Cash	72,463
Accounts receivable	1,006,114
Property and equipment	176,817
Intangible assets	109,368
Plus:
Accounts payable and accrued liabilities	114,191
Capital lease obligations	66,240
Deferred taxes	114,223
Minority interests	429,985
Goodwill	$6,733,036

     Following are the summarized unaudited pro forma results of operations for the years ended December 31, 2006 (as restated), assuming all of the acquisitions had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed.

Pro Forma Consolidated Statement of Operations
Year Ended December 31, 2006
(Unaudited)
Consolidated Statement of Operations
	PainCare 2006 Actual	CPMASC(1)	REC(2)	DPMG(3)	Amphora(4)	Pro Forma
Total Revenues	$ 63,728,882	$ 32,092	$ 13,409	$ 359,569	$ 353,855	$ 64,487,807
Cost of revenue	20,270,361	4,542	4,631	176,422	80,936	20,536,891
Gross profit	43,458,521	27,551	8,778	183,147	272,919	43,950,916
General and administrative expense	39,828,569	16,937	6,291	151,717	128,239	40,131,753
Amortization expense	2,263,010	222	163	65,058	1,208	2,329,661
Impairment of assets	33,994,512	-	-	-	-	33,994,512
Depreciation expense	2,361,378	271	137	5,963	-	2,367,748
Operating income (loss)	(34,988,948)	10,120	2,187	(39,590)	143,472	(34,872,758)
Interest expense	(3,609,655)	-	-	-	-	(3,609,655)
Derivative benefit	9,997,201	-	-	-	-	9,997,201
Other income	203,229	-	-	-	-	203,229

Income (loss) before income taxes	(28,398,173)	10,120	2,187	(39,590)	143,472	(28,281,984)
Provision (benefit) for income taxes	2,930,928	-	-	-	-	2,930,928
Income (loss) from continuing operations	(25,467,245)	10,120	2,187	(39,590)	143,472	(25,351,056)
Loss from discontinued operations	(2,007,186)	-	-	-	57,389	(1,949,797)
Loss from continuing operations before cumulative change in accounting principal	(27,474,431)	-	-	-	-	(27,474,431)
Cumulative effect of a change in accounting principal	991,925	-	-	-	-	991,925
Net income (loss)	$ (26,482,506)	$ 10,120	$ 2,187	$ (39,590)	$ 86,083	$ (26,423,705)
Basic loss per common share						$(0.41)
Basic weighted average common shares outstanding						64,600,427
Diluted loss per common share						$(0.41)
Diluted weighted average common shares outstanding						64,600,427

Footnotes to Unaudited Pro Forma Financial Statements:

1) Represents the results from the period beginning on January 1, 2006 and ending on January 2, 2006. 2) Represents the results from the period beginning on January 1, 2006 and ending on January 5, 2006. 3) Represents the results from the period beginning on January 1, 2006 and ending on January 19, 2006. 4) Represents the results from the period beginning on January 1, 2006 and ending on January 31, 2006.

     Following are the summarized unaudited pro forma results of operations for the years ended December 31, 2005 (as restated), assuming all of the acquisitions had taken place at the beginning of the year. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed.

Pro Forma Consolidated Statement of Operations
Year Ended December 31, 2005
(Unaudited)

	PainCare Historical	CPS (4)	LWSC (5)	GSC (6)	PCSD(7)	RING(8)	CENTENO(9)	CPMASC(10)	REC (11)	DP (12)	AMPHORA(13)	Adjustment	Pro Forma
Revenues	$63,548,313	$722,974	$1,828,266	$2,724,346	$817,534	$773,146	$2,169,806	$4,779,613	$798,830	$3,454,942	$3,400,045	$—	$85,017,815
Cost of revenues	11,549,973	326,637	301,437	307,342	168,640	180,000	87,514	410,941	167,620	1,029,910	472,485	(621,570)(1)	14,380,928
Gross profit	51,998,340	396,337	1,526,829	2,417,004	648,894	593,146	2,082,292	4,368,672	631,210	2,425,032	2,927,560	621,570	70,636,887
Operating expenses:
General and administrative	38,510,708	398,396	687,917	752,747	333,018	179,218	1,982,720	2,113,331	314,006	1,221,337	1,032,339	(1,479,581)(2)	46,046,158
Depreciation and amortization expense	2,954,231	—	—	84,212	2,284	—	—	33,318	6,908	84,982	757	—	3,166,692
Operating income (loss)	10,533,401	(2,059)	838,912	1,580,045	313,592	413,928	99,572	2,222,023	310,296	1,118,713	1,894,464	2,101,151	21,424,037
Interest expense	(4,308,502)	(2,040)	(1,089)	(15,092)	(4,529)	—	(11,005)	—	(22)	—	—	—	(4,342,279)
Derivative expense	(7,055,502)	—	—	—	—	—	—	—	—	—	—	—	(7,055,502)
Other income	457,250	—	38,099	2,938	—	2,748	—	—	—	—	—	—	501,035

Income (loss) beforetaxes	(373,353)	(4,099)	875,922	1,567,891	309,063	416,676	88,567	2,222,023	310,274	1,118,713	1,894,464	2,101,151	10,527,291
Provision for income taxes	5,110,651	—	—	—	—	—	—	—	—	—	—	1,138,907(3)	6,249,558
Income (loss) before minority interests’ share	(5,484,004)	(4,099)	875,922	1,567,891	309,063	416,676	88,567	2,222,023	310,274	1,118,713	1,894,464	962,244	4,277,733
Minority interests’ share	—	—	—-	—-	—	—	—	—	—	—	—	—	—
Income from discontinued operations	144,626	—	—	—	—	—	—	—	—	—	—	—	144,626
Net income (loss)	$(5,339,378)	$(4,099)	$875,922	$1,567,891	$ 309,063	$ 416,676	$88,567	$2,222,023	$310,273	$1,118,713	$1,894,464	$ 962,244	$4,422,359
Basic loss per common share													$0.08
Basic weighted average common shares outstanding													56,079,880
Diluted loss per common share													$0.07
Diluted weighted average common shares outstanding													66,409,755

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
10) Represents the results from the period beginning on January 1, 2005 and ending on December 31, 2005.
11) Represents the results from the period beginning on January 1, 2005 and ending on December 31, 2005.
12) Represents the results from the period beginning on January 1, 2005 and ending on December 31, 2005.
13) Represents the results from the period beginning on January 1, 2005 and ending on December 31, 2005.

(5) Due from Stockholder

     In 2004 the Company entered into a contract with Merill Reuter, M.D., chairman of the Company’s board of directors and an approximately 3.0% stockholder. Under the terms of the contract, which are similar to those entered into with other physicians, the Company is providing real estate development and construction oversight services to Dr. Reuter related to a planned medical facility that is intended to be owned by Dr. Reuter and leased to the Company and others. As of December 31, 2006 and 2005, $0 and $427,553 respectively, is due from Dr. Reuter under this contract. During 2006, Dr. Rueter failed to fulfill his contractual obligations under the contract, therefore, making the agreement no longer valid.

(6) Property and Equipment

Property and equipment, net at December 31, consisted of:	2006	2005
Furniture, fixtures & equipment	$7,959,855	$ 10,167,792
Medical equipment	9,425,787	7,390,304
Total cost	17,385,642	17,558,096
Less accumulated depreciation	7,344,832	6,953,080
Property and equipment, net	$10,040,810	$ 10,605,016

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $2,361,378, $1,424,793, and $837,484, respectively.

(7)Goodwill

     In connection with acquisitions through December 31, 2006, acquisition consideration paid exceeded fair value of the assets acquired (including estimated liabilities assumed as part of the transaction). The excess of the consideration paid over the fair value of the net assets acquired has been recorded as goodwill. At least annually at December 31st, management assesses whether there has been any permanent impairment in the value of goodwill. The factors considered by management include trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. A summary of goodwill for each location is as follows:

	Reporting	Initial	Impairments	Contingent Consideration	Contingent Consideration	Contingent Consideration
Company Name	Segment	Consideration	Recorded	Year 1	Year 2	Year 3	Total
Advanced Orthopaedics of S. Florida II, Inc.	Surgery	$ 2,456,658		$350,000	$639,834	$467,075	$3,913,567
Rothbart Pain Management Clinic, Inc.	Pain Management	834,788		260,290	348,330	754,513	2,197,921
Pain and Rehabilitation Network, Inc.	Pain Management	690,478		1,133,333	872,152	254,939	2,950,902
Medical Rehabilitation Specialists II, Inc.	Pain Management	3,467,358		856,558	959,906	771,833	6,055,655
Associated Physicians Group	Ancillary Services	5,030,025	(3,996,781)	1,902,083	913,409	167,501	4,016,237
Spine and Pain Center	Pain Management	1,406,715		446,547	412,011	150,229	2,415,502
Health Care Center of Tampa, Inc.	Pain Management	4,010,749	(6,491,313)	1,361,915	1,221,083	631,783	734,217
Bone and Joint Surgical Clinic	Surgery	3,215,025		777,439	412,805	N/A	4,405,269
Kenneth M. Alo, MD, PA	Pain Management	4,243,164		1,209,350	1,132,081	N/A	6,584,595
Georgia Pain Physicians & Surgical Centers, Inc.	Pain Management	2,147,518	(3,436,436)	723,090	588,000	N/A	22,172
Dynamic Rehabilitation Centers	Ancillary Services	4,230,687		1,478,923	898,560	N/A	6,608,170
Rick Taylor, DO, PA (Pain Care Clinics)	Pain Management	4,222,873		1,217,417	931,200	N/A	6,371,490
Benjamin Zolper, MD, Inc.	Pain Management	1,596,660		581,951	519,167	N/A	2,697,778
The Center for Pain Management	Pain Management	16,711,475		4,583,334	3,195,144	N/A	24,489,953
Colorado Pain Specialists	Pain Management	5,657,494	(464,810)	633,112	N/A	N/A	5,825,796
Piedmont Center for Spinal Disorders	Surgery	2,033,839		540,000	N/A	N/A	2,573,839
Floyd O. Ring, Jr., MD, PC	Pain Management	2,534,617		487,547	N/A	N/A	3,022,164
Christopher J. Centeno, MD & Therapeutic Mgmt	Pain Management	8,109,798	(7,030,175)	N/A	N/A	N/A	1,079,623
Care First Medical Associates, P.A.	Pain Management	1,226,982		N/A	N/A	N/A	1,226,982
Desert Pain Medicine Group	Pain Management	2,852,942	(679,160)	N/A	N/A	N/A	2,173,782
Total Goodwill							$89,365,614
Available For Sale
Lake Worth Surgical Center	Ancillary Services	6,741,879		N/A	N/A	N/A	6,741,879
Gables Surgical Center	Ancillary Services	7,846,423		N/A	N/A	N/A	7,846,423
Center for Pain Management ASC (CPMASC)	Ancillary Services	13,749,276	(2,297,013)	N/A	N/A	N/A	11,452,263
							$26,040,565

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Balance, beginning of year	$97,539,861	$61,817,801
Acquired during the period	24,562,236	31,797,602
Contingent consideration	9,514,077	17,852,889
Impairment	(24,395,688)	-
Other	990,300	-

Dispositions	(6,733,036)	-
Goodwill before discontinued operations	101,477,750	111,468,292
Goodwill reclassified to discontinued operations	(12,112,136)	(13,928,431)
Goodwill at end of period	$89,365,614	$97,539,861

Of the total impairment in 2006, $2,297,013 is included in discontinued operations in the accompanying statement of operations.

(8) Other assets

     The Company evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets,”If the undiscounted cash flows indicate impairment then the carrying value of the assets being evaluated is impaired to the estimated fair value of those assets. In assessing the recoverability of these assets, the Company must project estimated cash flows which are based on various operating assumptions including the ability of asset to meet budget targets due to changes in payer mix, gross billings, and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company's estimate of the assets’ ability to meet specified budgets. Projected revenues assume a leveling or flattening of revenues at a rate lower than originally realized. Projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives.

     The Company’s review of the carrying value of its long-lived assets at December 31, 2006 indicates that the carrying value of some of these assets are not recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, the Company may be required to record additional impairment charges related to its long-lived assets.

     The Company performed the analysis on each of its intangible assets and determined there was impairment which was recorded during 2006.

     The MEDX Distribution contract right revenues are based on the Company’s receipts that the MedX programs generate. The Company closed several locations during the year due to insufficient margins and made an adjustment to the estimate of future cash flows. The impairment charge recorded for 2006 is $827,342 and is disclosed as impairment of assets in the Company’s Results of Operations. The Company estimated fair value based on future discounted cash flows generated by the MedX centers. The revenues from this contract right are recorded in the Ancillary Services reporting segment.

     The three RMG contract rights were also analyzed with an impairment recorded for all three. The SPA, SCPI, and APG contracts were impaired $4,937, $49,713, and $160,110, respectively. The decreased revenue is caused by a reduction in physicians at one of the locations. The other two showed a slight decrease in usage that affected revenues. The Company estimated fair value based on future discounted cash flows generated by each of the contracts. The revenues for these contracts are recorded in the Ancillary Services reporting segment.

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

     The Company impaired the Denver Pain Management contract fully during 2006. The impairment charge was $10,853,735. The Company does not believe the total of undiscounted future cash flows will be sufficient to provide recovery for the carrying amount. The management fees from this contract are recorded under the Pain Management reporting segment. These contract rights were previously being amortized over the contract term of nine years.

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

The table below summarizes the other assets at December 31, 2006 and 2005:

		2006			2005
		Impairment			Impairment
		and/or			and/or
Asset	Cost	Amortization	Net Value	Cost	Amortization	Net Value
MedX Distribution right	$2,212,673	$1,625,623	$587,050	$2,212,673	$ 581,831	$1,630,842
Contract Right – APG	482,107	239,328	242,779	486,023	34,452	451,571
Contract Right – SPA	1,419,471	253,675	1,165,796	1,433,132	118,657	1,314,475
Contract Right – SCPI	1,041,546	232,254	809,292	1,051,564	87,095	964,469
Contract Right – DPM	12,658,686	12,658,686	-	6,026,200	677,124	5,349,076
Other	109,722	-	109,722	475,958	-	475,958
Physician’s referral network	1,941,432	749,280	1,192,152	1,667,431	476,454	1,190,977
Total	$19,865,637	$15,758,846	$4,106,791	$13,352,981	$1,975,613	$11,377,368

     Amortization of intangible assets for the years ended December 31, 2006, 2005 and 2004 were $2,263,010, $1,529,438 and $549,229 respectively, and is included in amortization in the accompanying statement of operations.

      Estimated amortization of intangible assets for each of the next five years is as follows:

Amortization of
intangible assets
2007	$705,567
2008	684,454
2009	684,061
2010	664,561
2011	569,081

(9) Acquisition Consideration Payable

The Company is obligated at December 31, 2006 to pay contingent consideration on the following:

Company Name	Cash Value	Stock Value	Total
Associated Physicians Group	$97,789	$69,712	$167,501
Georgia Pain Clinic	25,000	-	25,000
Spine, Orthopedic and Pain	79,306	70,924	150,230
Health Care Center of Tampa	-	323,111	323,111
Center for Pain Management	1,961,931	1,233,213	3,195,144
Contract Right – APG	21,597	22,843	44,440
Contract Right – SPA	11,575	5,659	17,234
Contract Right - SCPI	69,548	34,001	103,549
Total			$4,026,209

The contingent consideration paid in stock represents the dollar value of the stock to be paid to the seller.

(10) Notes Payable

Notes payable consists of the following at December 31:

	2006	2005
Note payable to PSHS Partnership Ventures, Inc. (a)	$ -	$1,305,284
Note payable to Gary J. Lustgarten Profit Sharing and Trust (b)	-	271,934
Note payable to HBK Investments L.P. (c)	26,553,378	28,367,363
Line of credit payable to Wells Fargo (d)	62,000	68,000
CPM-ASC acquisition promissory note(e)	7,800,000	-
Total notes payable	34,115,378	30,012,581
Less current installments	34,115,378	3,883,012
Long-term portion	$ -	$26,129,569

At December 31, 2006, the aggregate annual principal payments with respect to the obligations existing at that date as described above, are as follows:

Year ending December 31:
2007	$35,612,000
Less unamortized discount	1,496,622
$34,115,378

(a)	Note payable to PSHS Beta Partners, Ltd. due on August 1, 2006 without a stated interest rate. Interest is imputed at 6.25% over the period. The face value is $1,351,458. The total amount amortized to interest expense in 2005 was $33,324 and in 2006 was $46,174. The note is secured by the Company’s interest in PSHS Beta Partners, Ltd. The Company’s carrying amount of the partnership is $1,949,486. This note was paid in full during 2006.

(b)	Note payable to Gary J. Lustgarten Profit Sharing & Trust due on August 1, 2006 without a stated interest rate. Interest is imputed at 6.25% over the period. The face value is $281,554 with unamortized discount of $9,620. The total amount amortized to interest expense in 2005 was $6,942. The note is secured by the Company’s interest in PSHS Beta Partners, Ltd. The Company’s carrying amount of the partnership is $1,949,486. This note was paid in full during 2006.

(c)	Note payable to HBK Investments due on May 10, 2009. Interest is either LIBOR + 7.25% or Prime + 4.5% at the discretion of the Company. On March 21, 2007, the Agent provided the Company with notice that the Agent would be charging interest at the default rate until all existing events of default have been waived in accordance with the loan agreement. The default rate is LIBOR plus 10.25% or approximately 15.57% as of March 21, 2007. Interest payments are due monthly with quarterly principal repayments beginning on April 1, 2006. Certain mandatory prepayments must be made upon the occurrence of any sale or disposition of property or assets, upon the receipt of any extraordinary receipts, and upon issuance of any indebtedness other than indebtedness permitted by the agreement, including equipment leases and notes. The agreement requires compliance with various financial and non-financial covenants for the Company starting in the second quarter of 2005. The primary financial covenants pertain to, among other things, minimum EBITDA, minimum Free Cash Flow, Leverage ratio, and Market Capitalization. The Company for the year ended December 31, 2006 has failed to comply with certain covenants set forth in the forebearance agreement. On May 2, 2006, June 20, 2006, August 9, 2006 and November 8, 2006 we entered into letter agreements with the lenders under the credit facility in consideration for which we paid $300,000, $150,000, $100,000 and $150,000 in waiver fees, respectively, to the lenders. The Face value of the Note is $27,750,000 with unamortized discount of $1,196,622. The total amount amortized to interest expense for the year ended December 31, 2006 was $436,015.

On January 1, 2007, the Company entered into a Forbearance Agreement with HBK Investments L.P. , HBK Master Fund L.P., and Del Mar Master Fund Ltd. pursuant to which the Agent and the Lenders agreed to forbear, until a date not later than March 31, 2007, from exercising their rights and remedies under that certain Loan Agreement between the parties dated May 11, 2005, as amended (the "Loan Agreement") with respect to certain events of default under the Loan Agreement that have either occurred or that may occur during the forbearance period. In consideration for the forbearance, the Company agreed to certain additional covenants and to pay fees in the amount of $277,500 at closing, plus, upon the repayment in full of our obligations under the Loan Agreement, an amount equal to the greater of $500,000 or $277,500 for each month (or portion thereof) that has elapsed after the date of the Forbearance Agreement before the obligations have been repaid in full. To the extent the Company fails to comply with the specific terms and covenants under the Forbearance Agreement the Lenders may attempt to exercise certain rights against us that would materially adversely impact our operations, including, but not limited to, taking control of one or more of our operating subsidiaries and/or other company assets.

(d)	Line of credit payable to Wells Fargo for equipment at The Centeno Clinic due on January 25, 2007 with prime + 2% interest payable monthly. The unused portion of the credit line is $88,000. The line of credit is secured by property for use in the practice.

(e)	Note payable for acquisition of CPM, ASC LLC. Originally due on January 3, 2007 with a stated interest rate of 3.45%. Interest is imputed at 6.75% over the period. The face value is $7,500,000. In December 2006, the due date of the note was extended until April 3, 2007 with an additional $300,000 promissory note with a $300,000 issuance cost which will be accreted to interest expense in 2007. The total amount amortized to interest expense in 2006 was $215,489. The note is secured by the Company’s interest in PainCare Surgery Center III, Inc. The Company’s carrying amount of the entity is $12,748,390 and it is accounted for in discontinued operations. On March 15, 2007, the Company received a notice of breach and default (the "CPM Notice") from The Center for Pain Management, LLC ("CPM") with respect to that certain Asset Acquisition Agreement dated December 1, 2004 (the "APA") entered into by the Company, PainCare Acquisition Company XV, Inc. (the "Subsidiary"), CPM, and the owners of CPM (the "Members"). The CPM Notice further provides that unless the alleged events of default set forth in the CPM Notice are cured by the Company, (i) certain non-competition and non-solicitation provisions binding the Members will cease as of April 24, 2007, and (ii) CPM and the Members will have, as of April 12, 2007, certain rights under that certain Stock Pledge Agreement dated December 1, 2004 (the "Pledge Agreement") entered into by the Company and the Members, including, but not limited to, the right to foreclose on the issued and outstanding shares of stock of the Subsidiary.

Fair value of Financial Instruments

 The estimated fair values of the Company's debt obligations are as follows:

	2006		2005
	Carrying value	Fair value	Carrying value	Fair value
HBK Investments	$26,553,378	27,435,470	28,367,363	28,892,528
CPMASC	$7,800,000	7,380,737	-	-

The remaining notes at December 31, 2006 and 2005 approximated their carrying values due to the relatively short time before their expected realization. The fair value is based on rates currently charged for similar instruments or otherwise to settle the obligations with the counterparties at the reporting date.

(11) Convertible Debentures

Convertible Debentures consist of the following on December 31:
	December 31,
	2006	2005
Midsummer/Islandia (a)	$8,587,279	$8,519,131
Midsummer (b)	1,299,699	1,133,877
Midsummer/Islandia (c)	2,528,502	-
Total	12,415,480	9,653,008
Less current installments	12,415,480	8,519,131
Long-term portion	$ -	$1,133,877

Maturities of the convertible debentures for future years ending December 31, are as follows:
2007	$ 13,455,160
2008	-
2009	-
2010	-
2011	-
Less unamortized discount	1,039,680
Total	$12,415,480

(a)	Convertible debenture to Midsummer Investment Ltd. in the original amount of $5,000,000 and Islandia, LP in the original amount of $5,000,000. The Company combines these debentures since they are of identical terms. On July 1, 2004, Midsummer Investment, Ltd. converted $1,044,840 of their debenture into 400,000 Company shares. Their face value is currently $3,955,160. The Islandia, LP debenture has a face value currently of $5,000,000. These two debentures were completed on the same date of December 17, 2003 with an original maturity date of December 17, 2006. On August 2, 2006 the Company extended the term of these debentures to August 2, 2009. The extension did not change the face value or the interest rate. The stated interest rate is 7.5%. The interest expense for the twelve months ending December 31, 2006 was $2,262,101. The debentures are convertible into common stock of the Company at the price of $1.90 per share. The Company has the right to pay the interest in common stock providing certain equity conditions are met. The equity conditions must all be met for the twenty trading days preceding the interest payment date. Interest only is payable quarterly. During the twelve months ending December 31, 2006 the Company paid $196,050 in interest due on March 1, 2006 in the Company's common stock. All subsequent payments have been in cash because not all of the equity conditions have been met. As of December 31, 2006 the Company does not meet the equity requirements and is required to make payments in cash. There are no assets pledged as collateral, sinking fund requirements, or restrictive covenants associated with these debentures. The amount of amortized discount accreted to interest expense in the twelve months ending December 31, 2006 was $1,590,401. The December 31, 2006 unamortized discount balance is $367,881.

(b)	Convertible debenture to Midsummer Investment Ltd. in the face amount of $1,500,000. The debenture was completed on July 1, 2004 with an original maturity date of June 30, 2007. On August 2, 2006 the Company extended the term of this debenture to August 2, 2009. The extension did not change the face value or the interest rate. The stated interest rate is 7.5%. The interest expense for the twelve months ending December 31, 2006 was $438,206. The debentures are convertible into common stock of the Company at the price of $1.90 per share. The Company has the right to pay the interest in common stock providing certain equity conditions are met. The equity conditions must all be met for the twenty trading days preceding the interest payment date. Interest only is payable quarterly. During the twelve months ending December 31, 2006 the Company paid $28,125 in interest due on March 1, 2006 in the Company's common stock. All subsequent payments have been in cash because not all of the equity conditions have been met. As of December 31, 2006 the company does not meet the equity requirements and is required to make payments in cash. There are no assets pledged as collateral, sinking fund requirements, or restrictive covenants associated with this debenture. The amount of amortized discount accreted to interest expense in the twelve months ending December 31, 2006 was $325,706. The December 31, 2006 unamortized discount balance is $200,301.

(c)	Convertible debenture to Midsummer Investment Ltd. with a face value of $1,500,000 and Islandia, LP with a face value of $1,500,000. The Company combines these debentures since they are of identical terms. These two debentures were completed on the same date of August 2, 2006 with an original maturity date of August 2, 2009.

The stated interest rate is 8.5%. The interest expense for the twelve months ending December 31, 2006 was $228,294. The debentures are convertible into common stock of the Company at the price of $1.90 per share. The Company has the right to pay the interest in common stock providing certain equity conditions are met. The equity conditions must all be met for the twenty trading days preceding the interest payment date. Interest only is payable quarterly beginning on October 1, 2006. As of December 31, 2006 the company does not meet the equity requirements and is required to make payments in cash.

There are no assets pledged as collateral, sinking fund requirements, or restrictive covenants associated with these debentures. The amount of amortized discount accreted to interest expense in the twelve months ending December 31, 2006 was $122,752. The December 31, 2006 unamortized discount balance is $471,498. The convertible debentures issued to Midsummer Investments, Ltd and Islandia LP are currently in technical default because the Company is in default with it's primary lender. As of March 30, 2007, the Company has not received formal notification of default.

Pursuant to the Subscription Agreement the common shares granted to the holders were part of the August 2, 2006 financing and as consideration for the extension of the December 17, 2003 and June 30, 2004 financings. The 500,000 common shares issued in conjunction with this financing have been allocated at the fair value on the issue date. The Company has allocated approximately 50% of the value to the August 2, 2006 financing with the balance allocated ratably between the other two based on a percentage of total debt. The table below provides the allocation amount for each financing agreement:

Allocation	Amount
Financing Date:
Midsummer August 2006	$490,000
Midsummer December 2003	427,217
Midsummer June 2004	62,783
Total proceeds	$980,000

In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company performed an analysis to determine if the extension of the maturity date caused an extinguishment of debt. The Company has determined there is no extinguishment. Since the restricted stock is considered a fee to the creditor and the modification does not result in an extinguishment, then the restricted stock is amortized as a deferred financing cost over the term of the modified debt instrument. As noted in the table above $427,217 and $62,783 for the December 17, 2003 and June 30, 2004 financings, respectively, will be accreted to interest expense over the thirty-six month term of the extension.

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

(12)Derivatives

Fair Value of Financial Instruments

     The fair values of debt instruments for disclosure purposes only are estimated based upon the present value of the estimated cash flows at credit risk adjusted interest rates, ranging from 9.81% to 11.89% for convertible instruments. As of December 31, 2006, estimated fair values and respective carrying values for debt instruments are as follows:

Carrying
Debt Instrument	Fair Value	Value
$1,500,000 Face Value Convertible Debenture	$ 1,339,776	$ 1,299,699
$8,955,160 Face Value Convertible Debenture	$ 8,395,367	$ 8,587,279
$3,000,000 Face Value Convertible Debenture	$ 2,745,699	$ 2,528,502

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

     The caption Derivative Liabilities consists of (i) the fair values associated with derivative features embedded in the Laurus Convertible Secured Term Notes and the Midsummer/Islandia Convertible Debentures and (ii) the fair values of the detachable warrants that were issued in connection with those financing arrangements. In addition, this caption includes the fair values of other pre-existing derivative financial instruments that were reclassified from stockholders’ equity when net-share settlement was no longer within the Company’s control.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2006 and 2005:
Liabilities:	2006	2005
Embedded derivative instruments	$600,000	$6,351,194
Freestanding derivatives (warrants)	-	6,601,261
	$600,000	$12,952,455

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed:

Common shares indexed:	2006	2005
Embedded derivative instruments	$ -	$ 5,502,716
Warrants	-	2,593,316
	$ -	$ 8,096,032

The following tabular presentation reflects the income (expense) associated with adjustments recorded to reflect the aforementioned derivatives at fair value:

Income (expense):	2006	2005
Embedded derivative instruments	$4,483,241	$(6,579,253)
Warrants	2,784,082	(127,729)
Other warrants	2,729,878	(348,520)
Fair value considerations for derivative financial instruments:	$9,997,201	$(7,055,502)

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

     The default put option is valued using a probability weighted cash flows technique where the Company considers all events that would trigger the default put and probability weighted such events over the term of the debt. The basis for the default put is the acceleration amount which is estimated to be the discount on a relative fair value basis. The Company has identified a lapse in effectiveness, a delisting of the common stock and share delivery event that would trigger the default put for purposes of the methodology.

(13)Leases

     The Company is currently leasing its MedX equipment, EDX equipment and IAJP equipment under capital lease agreements and its offices and clinics under operating leases which expire at various dates. The capitalized asset cost and accumulated depreciation at December 31, 2006 and 2005 were:

	2006	2005
Capitalized cost	$ 7,490,431	$ 4,519,086

Accumulated depreciation	(2,014,707)	(1,362,385)
Net book value	$ 5,475,724	$ 3,156,701

These amounts are included in property and equipment, net.

Depreciation expense for the leased equipment was $675,345 $543,592 and $278,379 for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, future minimum annual rental commitments under non-cancelable lease obligations are as follows:

	Capital	Operating
Year-ending December 31:	Leases	Leases
2007	$1,610,397	$2,747,160
2008	1,080,535	1,875,844
2009	687,218	1,632,823
2010	196,765	1,412,707
2011	-	1,155,851
Thereafter	-	1,372,891
Total minimum lease payments	3,574,915	$10,197,276

Less amounts representing interest (at rates of 5.0% to 9.9%)	459,737
Present value of net minimum lease payments	3,115,178
Less current portion	1,383,790
Capital lease obligations – long-term	$1,731,388

     Rent expense under operating leases was $4,140,121, $3,252,326 and $1,524,888 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in general and administrative expense in the accompanying statement of operations.

(14) Income Taxes

The income tax provision (benefit) for the years ended December 31, 2006, 2005 and 2004, based on income (loss) from continuing operations, is as follows:

	2006	2005	2004
Current:
Federal	$(4,815,066)	$ 3,315,151	$ 3,228,401
State	(499,728)	862,450	716,224
	(5,314,794)	4,177,601	3,944,625
Deferred:
Federal	(2,336,081)	61,154	381,505
State	47,785	871,896	84,457
	2,383,866	933,050	465,962
Total	$(2,930,928)	$ 5,110,651	$ 4,410,587

     Income tax expense attributable to income before income tax differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income from continuing operations before income taxes as a result of the following:

	2006	2005	2004
Computed “expected” tax expense	$(9,655,243)	$(126,940)	$ 989,096
Increase (reduction) in income tax expense resulting from:
Valuation allowance on deferred tax asset	2,629,067	-
Derivative expense	(3,399,048)	2,398,871	1,107,166
Derivative interest expense	846,648	576,849	634,981
State income taxes, net of federal income tax benefit	(499,728)	730,150	528,450
Compensation – incentive stock options	(1,720,274)	570,163	261,345
Assets acquired with no tax basis	9,276,186	323,104	544,698
Other, net	(437,771)	578,670	174,851
Other state taxes	-	50,742	-
Unamortized deferred taxes	-	26,055	-
Penalties and interest on amended returns	29,235	-	170,000
Income for foreign subsidiary, net	-	(73,935)	-
Amortization of acquisition intangibles	-	56,922	-
Total	$(2,930,928)	$5,110,651	$4,410,587

     The tax effects of temporary differences that give rise to significant portions of the deferred tax expense for the years ended December 31, 2006, 2005 and 2004 are presented below:

	2006	2005	2004
Deferred tax expense (benefit):
Non-cash accrued compensation expense	$1,553,546	$ 378,974	$ (171,152)
Property and equipment, primarily due to accelerated depreciation	(108,474)	259,801	438,630
Amortization of the excess of purchase price over fair value of assets acquired	(1,684,658)	744,673	164,053
Amortization of unstated interest on deferred, contingent purchase price payments	138,746	147,497	118,701
Allowance for doubtful accounts	(160,245)	(613,446)	(137,555)
Other	(9,699)	98,456	82,000
Deferred state income taxes	25,583	(82,905)	(28,715)
Total deferred tax expense (benefit)	(245,201)	933,050	465,962
Valuation allowance	2,629,067	-	-
Total, net of valuation allowance	$2,383,866	$933,050	$465,962

Significant components of the Company’s net deferred tax asset at December 31, 2006 and 2005 are presented in the following table:

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$759,929	$624,638
Intangibles	811,321	--
Employee compensation and retirement benefits	2,629,067	3,945,886
Gross deferred tax assets	4,200,317	4,570,524
Less valuation allowance	2,629,067	-
Net deferred tax assets	1,571,250	4,570,524
Deferred tax liabilities:
Fixed assets	1,904,762	2,060,842
State income taxes	234,934	-
Intangibles	-	915,639
State income reserve	340,000	95,603
Other	659,463	682,482

Gross deferred tax liabilities	3,139,159	3,754,566
Net deferred tax assets (liabilities)	$(1,567,909)	$815,958

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilties, projected future taxable income, tax planning strategies in making this assessment. Based upon the level the Company's current stock price relative to the exercise price for stock options outstanding and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences for stock options, net of existing valuation allowance at December 31, 2006. The amount of deferred tax assets considered realizable, however, could be increased in the near term if estimates of future taxable income during the carry forward period are increased and if the Company's stock price moves higher.

(15)Stock Options and Warrants

     The Company's previously issued consolidated financial statements as of and for the quarters ending March 31, June 30, and September 30, 2006 have been restated to give effect to the correction of certain errors that were discovered subsequent to September 30, 2006. See Footnote 3 for futher explanation.

     The Company’s Board of Directors adopted the 2000 Stock Option Plan and the 2001 Stock Option Plan (the “Plans”) which authorize the issuance of up to 10,000,000 shares of the Company’s common stock to employees, non-employees and Directors. There are also option grants totaling 2,000,000 shares of common stock made to executive officers that were issued outside of the two Plans. Options granted under the Plans and to the executives are exercisable up to 10 years from the grant date at an exercise price of not less than the fair market value of the common stock on the date of grant.

     Notwithstanding, the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the voting rights may not exceed 5 years, and the exercise price of an incentive stock option granted to such stockholder may not be less than 110% of the fair market value of the common stock on the date of grant.

     Warrants were issued for various capital raising purposes and for consulting fees.

     The number of shares, terms, vesting and exercise period of options granted under the Plans are determined by the Company’s Board of Directors on a case-by-case basis.

     Stock options and warrants granted, exercised and expired during the years ended December 31, 2006, 2005 and 2004 are as follows:

	Options		Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding, December 31, 2003	7,754,000	$1.61	2,731,272	$1.49
Granted in 2004	2,065,000	$2.52	1,395,000	$3.78
Exercised in 2004	(312,673)	$0.40	(534,216)	$0.97
Forfeited in 2004	(46,577)	$1.95	(38,615)	$1.50
Outstanding, December 31, 2004	9,459,750	$1.74	3,553,441(a)	$2.55
Granted in 2005	1,120,000	$3.82	-	$-
Exercised in 2005	(724,975)	$0.39	(350,316)	$1.23
Forfeited in 2005	(102,625)	$0.81	(23,809)	$1.00
Outstanding, December 31, 2005	9,752,150	$2.01	3,179,316(a)	$2.61
Granted in 2006	565,000	$1.58	1,399,884	$3.51
Exercised in 2006	-	$-	-	$-
Forfeited in 2006	520,000	$2.35	2,678,316	$2.84
Outstanding, December 31, 2006	9,797,150	$1.94	1,900,884	$2.96
Exercisable at December 31, 2006	9,422,983	$1.93	1,900,884	$2.61
(a) includes 25,000 warrants issued to employees.

     The following table summarizes information for options and warrants outstanding and exercisable at December 31, 2006:

		Weighted	Number	Weighted
		Average	Outstanding	Average
	Number	Remaining	and	Remaining
Exercise Price	Outstanding	Life	Exercisable	Life
Stock Options:
$0.25-$1.00	3,242,150	.75 years	3,242,150	.75 years
$1.01-$2.00	3,300,000	5.23 years	3,113,333	5.26 years
$2.01-$3.00	1,665,000	2.00 years	1,495,000	1.95 years
$3.01-$4.00	1,410,000	4.24 years	1,392,500	4.24 years
$4.01-$5.00	155,000	3.22 years	155,000	3.22 years
$5.01-$6.00	25,000	3.01 years	25,000	3.01 years
Total	9,797,150	3.02 years	9,422,983	2.99 years
Warrants:
$0.25-$1.00	106,000	2.00 years	106,000	2.00 years
$1.01-$2.00	330,000	2.39 years	330,000	2.39 years
$2.01-$3.00	-	- years	-	- years
$3.01-$4.00	1,414,884	.77 years	1,414,884	.77 years
$4.01-$5.00	50,000	4.00 years	50,000	4.00 years
$5.01-$6.00	—	— years	—	— years
Total	1,900,884	2.87 years	1,900,884	2.87 years

     The weighted-average grant-date fair value of options and warrants granted during the years ended December 31, 2006, 2005 and 2004 approximated $1.58, $3.82, and $2.52, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $0, $2,555,288, and $851,325, respectively.

     A summary of the status of the Company’s non-vested options as of December 31, 2006, and changes during the years ended December 31, 2006, 2005 and 2004 is presented below:

		Weighted Average
	Number of Options	Grant Date Fair Value
Outstanding, December 31, 2003	3,090,000	$.73
Granted in 2004	1,370,867	$1.24
Vested in 2004	(750,001)	$.48
Forfeited in 2004	-	$-
Outstanding, December 31, 2004	3,710,866	$.97
Granted in 2005	275,000	$1.11
Vested in 2005	(1,044,133)	$.74
Forfeited in 2005	(50,000)	$.78
Outstanding, December 31, 2005	2,891,733	$1.08
Granted in 2006	204,167	$.80
Vested in 2006	(2,666,731)	$1.05
Forfeited in 2006	(54,999)	$1.23
Outstanding, December 31, 2006	374,170	$1.08

     As of December 31, 2006, there was $165,368 of total unrecognized compensation cost related to non-vested share based compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.5 years.

     During 2006, the Company fully vested options on 2,155,000 shares of common stock held by the CEO, CFO, and President. As a result of that modification, the Company recognized additional compensation expense of $1,125,250 for the year ended December 31, 2006.

(16)Commitments and Contingencies

     The Company has entered into amended five-year employment agreements with its Chief Executive Officer, Chief Financial Officer and President requiring aggregate annual salaries of $910,000 beginning in August 2005.

     For commitments under operating leases, see Note 13. For commitments under the HBK forbearance agreement see Note 10.

(17)Comprehensive Income (Loss)

     SFAS No. 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Comprehensive income composed of two subsets – net income and other comprehensive income. Included in other comprehensive income (loss) for the Company are cumulative translation adjustments. These adjustments are accumulated within stockholders’ equity.

Comprehensive income (loss) is as follows:
	2006	2005	2004
Net loss	$(26,482,506)	$ (5,339,378)	$(1,501,482)
Foreign currency translation	(835)	16,251	30,415
Comprehensive income (loss)	$(26,483,341)	$(5,323,127)	$(1,471,067)

(18) Summarized Quarterly Data (Unaudited)

     Following is a summary of the quarterly results from continuing operations for the years ending December 31, 2006, 2005 and 2004. All amounts, except per share data, are in thousands.

	2006
	(In thousands, except per share data)
	March 31 (Restated)	June 30 (Restated)	September 30 (Restated)	December 31
Net revenue	$18,939	$17,272	$15,622	$11,896
Operating income	$12,099	$(1,387)	$(2,262)	$(43,439)
Income (loss) from continuing operations, net of tax	$17,053	$(2,385)	$(6,223)	$(33,192)
Income (loss) from discontinued operations, net of tax	173	1,836	2,113	(6,129)
Cumulative effect of a change in accounting principle, net	992	-	-	-
Net income	$18,217	$(549)	$(4,110)	$(44,399)
Basic earnings per common share:
Income (loss) from continuing operations	$0.28	$(0.04)	$(0.10)	$(0.51)
Income (loss) from discontinued operations	$0.00	$0.03	$0.03	$(0.09)
Cumulative effect of a change in accounting principle	$0.02	$0.00	$0.00	$0.00
Net income (loss)	$0.30	$(0.01)	$(0.07)	$(0.60)
Diluted earnings per share:

Income from continuing operations	$0.24	$(0.04)	$(0.10)	$(0.51)
Income from discontinued operations	$0.00	$0.03	$0.03	$(0.09)
Cumulative effect of a change in accounting principle	$0.01	$0.00	$0.00	$0.00
Net income (loss)	$0.25	$(0.01)	$(0.07)	$(0.60)
Basic weighted average common shares outstanding	61,599	64,483	64,483	66,826
Diluted weighted average common shares outstanding	71,654	64,483	64,483	66,826

	2005
	(In thousands, except per share data)
	March 31	June 30	September 30	December 31
Net revenue	$14,237	$15,116	$18,780	$15,415
Operating income	(14,191)	11,647	11,251	(2,527)
Income (loss) from continuing operations, net of tax	$(27,764)	$11,156	$9,215	(2,445)
Income (loss) from discontinued operations, net of tax	-	(45)	154	36
Net income	$(27,764)	$11,111	$9,369	(2,409)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.63)	$(0.22)	$0.17	$(0.04)
Income from discontinued operations	-	$0.00	$0.00	$0.00
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.63)	$(0.18)	$0.14	$(0.04)
Income from discontinued operations	-	$0.00	$0.00	$0.00
Basic weighted average common shares outstanding	44,413	51,622	53,496	55,700
Diluted weighted average common shares outstanding	44,413	61,804	65,021	55,700

	2004
	(In thousands, except per share data)
	March 31	June 30	September 30	December 31
Net revenue	$ 6,860	$ 9,117	$ 10,462	$ 11,479
Income (loss) from operations	3,808	(648)	11,001	(4,702)
Net income (loss)	$ 3,442	$ (3,818)	$ 11,910	$ (13,035)
Basic earnings (loss) per common share	$ 0.13	$ (0.13)	$ 0.38	$ (0.32)
Diluted earnings (loss) per common share	$ 0.11	$ (0.13)	$ 0.31	$ (0.32)
Basic weighted average common shares outstanding	27,377	29,036	31,693	40,981
Diluted weighted average common shares outstanding	32,663	29,036	39,266	40,981

(19) Earnings Per Common Share

     Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. The weighted average shares used in computing diluted earnings per common share include the dilutive effect of stock options, warrants, convertible debt, and other common stock equivalents using the treasury stock method, and earnings are adjusted for the diluted computation for the assumed non-payment of interest, etc., upon conversion. The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	For the Years Ended December 31,
	2006	2005	2004
Basic earnings per common share
Income from continuing operations	$(25,467,245)	$(5,484,004)	$(1,501,482)
Income (loss) from discontinued operations	(2,007,186)	144,626	-
Cumulative effect of a change in accounting principal (net of tax of $661,283)	991,925	-	-
Net loss available to common stockholders	$(26,482,506)	$(5,339,378)	$(1,501,482)
Weighted average common shares	64,600,427	51,316,562	32,923,211
Basic earnings (loss) per common share
Loss from continuing operations before a cumulative effect of a change in accounting principal	$(0.39)	$(0.10)	$(0.05)
Cumulative effect of a change in accounting principal	$ 0.01	$0.00	$0.00
Loss from discontinued operations	$(0.03)	$0.00	$0.00
Net loss	$(0.41)	$(0.10)	$(0.05)
Diluted earnings (loss) per common share
Net loss available to common stockholders	$(26,482,506)	$(5,339,378)	$(1,501,482)
Plus impact of assumed conversions
Net loss available to common stockholders plus assumed conversions	$(26,482,506)	$(5,339,378)	$(1,501,482)
Weighted average common shares	64,600,427	51,316,562	32,923,211
Plus incremental shares from assumed conversions
Adjusted weighted average shares	64,600,427	51,316,562	32,923,211
Diluted earnings (loss) per common share
Loss from continuing operations before a cumulative effect of a change in accounting principal	$(0.39)	$(0.10)	$(0.05)
Cumulative effect of a change in accounting principal	$0.01	-	-
Loss from discontinued operations	$(0.03)	-	-
Net loss	$(0.41)	$(0.10)	$(0.05)

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

(20)Related Party Transactions

     During the years ended December 31, 2006, 2005 and 2004, the Company had transactions with companies owned by certain stockholders of the Company. The following is a summary of transactions with these entities:

	Type of
Practice Name	Practice	Type of Related Party Transaction	2006	2005	2004	As Reported
Associated Physicians Group, Ltd.	Managed Practice	The Company leases its office space from a limited liability company partially owned by a certain stockholder of the Company. The lease commenced January 1, 2005 for an initial term of ten years with the option to renew for two five year periods.	$73,590	$108,255	$ —	G&A
The Center for Pain Management, LLC	Managed Practice	The Company leases certain employees from a limited liability company owned by certain stockholders of the Company. The Company also charged this entity for the use of its equipment and certain services.	$2,434,398	$674,432	$7,755	G&A
		The Company has an agreement to outsource its billing and collections function to a limited liability company owned by certain stockholders of the Company. The Company is charged a fee of 8% of net collections under this arrangement. * (A) * (B)	$788,133	$836,562	$ —	G&A
Dynamic Rehabilitation Centers, Inc.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain stockholders of the Company. The lease associated with the Redford location has a ten year term commencing January 1, 2000 with no option to renew. The lease associated with the Clinton Township location commenced October 8, 2004 and expires December 31, 2014.The lease was amended in July 2005 for the occupancy of additional space by the Company.	$186,987	$182,751	$82,107	G&A
		The Company provides services for billing, accounting and management oversight to a limited liability company owned by certain stockholders of the Company. Reimbursement for these services are recorded in revenues. * (C)	$757,178	$885,471	—	G&A
Health Care Center of Tampa, Inc.	Owned Practice	The Company has an agreement to outsource its billing and collections function to a limited liability company owned by a certain stockholder of the Company. The Company is charged a fee of 10% of net collections under this arrangement.	$272,708	$272,708	$242,661	G&A
Rick Taylor, D.O., P.A	Managed Practice	The Company has an agreement to lease an aircraft from a limited liability company owned by a certain stockholder of the Company. The lease agreement was entered into in June 2003 for a period of 60 months. Effective January 1, 2005, the lease payment was lowered to a nominal amount of $1 per year; the Company will continue to pay a third party provider for the related fuel and maintenance cost. Effective January 1, 2004 the lease fee was reduced from the original amount of $12,000 per month to $7,000 per month; maintenance, fuel, insurance recurring training, hangar rental and any other fees required to maintain the aircraft were the responsibility of the Company.	$1	$ 1	$49,000	G&A
Spine and Pain Center, P.C.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain stockholders of the Company. The lease commenced December 23, 2003 and expires December 31, 2008, with no option to renew.	$126,696	$99,996	$99,996	G&A

Lake Worth Surgical Center	Managed Practice	The Company, through a subsidiary, is the majority partner of the PSHS Alpha Partners, Ltd. Partnership Dr. Merrill Reuter , the Company’s chairman, is a minority partner of partnership. The Company owns 67.5% and Dr. Reuter owns 9.75% of the partnership. Dr. Reuter received distributions from the partnership of $131,625 representing his share of the profits of the surgery center for the period between May 12, 2005 and December 31, 2005. These distributions are reported as minority interest on the balance sheet.	$123,825	$ 131,625	—	G&A
The Center for Pain Management ASC, LLC	Managed Practice	The Company leases certain employees from a limited liability company owned by certain stockholders of the Company. The Company also charged this entity for the use of its equipment and certain services.	$1,219,704	--	--	G&A
The Center for Pain Management ASC, LLC	Managed Practice	The Company has an agreement to outsource its billing and collections functions to a limited liability company owned by certain stockholders of the Company. The Company is charged a flat fee of $40,000 per month under the arrangement.	$480,000	--	--	G&A
The Center for Pain Management ASC, LLC	Managed Practice	The Company has an agreement to outsource its non-clinical management and administrative services and support for health care providers to a limited liability company owned by certain stockholders of the Company. The Company is charged a flat fee of $52,500 per month under this arrangement.	$630,000	--	--	G&A
Georgia Pain Physicians, P.C.	Managed Practice	The Company has agreements to lease equipment from a limited partnership wholly owned by Dr. Windsor. The lease commenced February 1, 2006 with no expiration date.	$51,500	$27,500	$9,750	G&A
Piedmont	Managed Practice	The Company has an agreement to lease property from a limited liability properties company which is owned by Dr. Cohen. The lease commenced November 1, 2002 and will expire October 31, 2007.	$77,486	$21,900	--	G&A
CareFirst	Managed Practice	The Company has an agreement to lease property from REC, Inc., in which Dr. Carpenter is the President. The lease commenced on January 4, 2006 and will expire on January 3, 2011.	$29,000	--	--	G&A
Northeast Pain Management	Owned Practice	The Company has an agreement to lease property from a limited liability company in which the Zolper family is the sole proprietor. The lease commenced on October 1, 2005 and will expire on September 30, 2007.	$123,276	$60,512	--	G&A
Bone and Joint Clinic	Owned Practice	The Company has an agreement to lease property from Dr. Cenac, the sole owner of such property. The lease commenced on January 1, 2004 and will expire on December 31, 2008.	--	$63,192	--	G&A
The Center for Pain Management/Care First Practice	Managed	The Center for Pain Management entered into an agreement, through its limited liability company, to handle all billing services for CareFirst Medical Associates and Pain Rehabilitation. The agreement commenced on June 12, 2006 and will expire on June 11, 2011.	$20,683	--	--	G&A
Georgia Pain Physicians, P.C.	Owned Practice	The Company entered into property lease agreements with Windsor Family Limited Partnership leasing both a storage unit and office space with commencement dates of September 30, 2003 and June 1, 2006 respectively. These leases expire September 30, 2008 and June 1, 2011 respectively.	$30,243	$14,400	$7,200	G&A
Bone and Joint Clinic	Owned Practice	Dr. Cenac entered into an agreement to lease office space to his son. The lease commenced on September 1, 2005 and expired on December 31, 2006.	$300,000	$100,000	--	G&A
Health Care Center of Tampa, Inc.	Owned Practice	The Company entered into a property leasing agreement with Dr. Khan leasing office space with a commencement date of January 1, 2004. The lease expires on December 31, 2008.	$116,424	$110,880	$105,600	G&A

(A)	The Company has the option to purchase a ‘Competitive Business Opportunity” (CBO) from stockholders of the Company who are currently operating a competitive rehabilitation clinic that fall outside a ten mile radius from the Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they choose to execute the option to purchase.

(B)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from stockholders of the Company who are currently operating a competitive surgery center that fall outside a ten mile radius from the Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they choose to execute the option to purchase.

(C)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from stockholders of the Company who are currently operating competitive rehabilitation clinics that fall outside a ten mile radius from the Dynamic Rehabilitation Centers, Inc. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they choose to execute the option to purchase.

(21) Subsequent Events

     On October 14, 2005, PainCare Holdings, Inc. ("PainCare"), PainCare Acquisition Company XXI, Inc. (the "PainCare Sub," and together with PainCare the "PainCare Parties"), Christopher J. Centeno, M.D., P.C. (the “Original Practice”), Therapeutic Management, Inc. (“TMI”), Christopher J. Centeno, M.D. (“Centeno”), John Schultz, M.D. (“Schultz”), and Centeno Schultz, Inc. (“CSI”, and together with the Original Practice, Centeno, Schultz and TMI, the “Centeno Parties”), effected a transaction (the “Purchase Transaction”) by which (i) the PainCare Parties acquired substantially all of the assets of the Original Practice, pursuant to that certain Asset Purchase Agreement, by and among the PainCare Parties, Centeno, Schultz and CSI; (ii) the PainCare Parties acquired substantially all of the assets of TMI pursuant to that certain Asset Purchase Agreement, by and among the PainCare Parties, TMI and Centeno; and (iii) CSI and the PainCare Sub entered into that certain Management Services Agreement (the “Management Agreement”) pursuant to which the PainCare Sub managed the business operations of CSI.

     On February 28, 2007, the PainCare Parties and the Centeno Parties entered into a Settlement Agreement (the "Settlement Agreement") and several ancillary documents (the "Settlement Transaction") pursuant to which said parties rescinded the Purchase Transaction and terminated all agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets of the PainCare Sub for a purchase price of the lesser of $250,000 or the total amount of proceeds generated from the sale of certain shares of common stock of PainCare (the "PainCare Shares") issued to the Centeno Parties in the Purchase Transaction, and (ii) in exchange for the agreement of the PainCare Parties to terminate the Management Agreement and any and all other agreements between CSI and the PainCare Parties, CSI paid the PainCare Parties $750,000 plus all remaining proceeds in excess of $250,000 from the sale of the PainCare Shares.

HBK Notice of Default

    On March 21, 2007 PainCare Holdings, Inc. (the "Company") received a notice of default (the "HBK Notice") from HBK Investments L.P. (the "Agent") with respect to that certain Loan and Security Agreement dated May 11, 2005, as amended (the "Loan Agreement"), entered into by the Company, the Company's subsidiaries, the Agent, HBK Master Fund L.P., ("HBK-MF") and Del Mar Master Fund Ltd. ("Del Mar," and together with HBK-MF the "Lenders").

     The HBK Notice further provides that (i) the default rate of interest as set forth in the Loan Agreement is in effect until such time as all such alleged events of default have either been cured or waived in writing, and (ii) the Agent and Lenders expressly reserve all of their remedies, powers, rights, and privileges under the Loan agreement, at law, in equity, or otherwise including, without limitation, the right to declare all obligations under the Loan Agreement immediately due and payable.

CPM Notice of Default

     On March 15, 2007, the Company received a notice of breach and default (the "CPM Notice") from The Center for Pain Management, LLC ("CPM") with respect to that certain Asset Acquisition Agreement dated December 1, 2004 (the "APA") entered into by the Company, PainCare Acquisition Company XV, Inc. (the "Subsidiary"), CPM, and the owners of CPM (the "Members").

    The CPM Notice further provides that unless the alleged events of default set forth in the CPM Notice are cured by the Company, (i) certain non-competition and non-solicitation provisions binding the Members will cease as of April 24, 2007, and (ii) CPM and the Members will have, as of April 12, 2007, certain rights under that certain Stock Pledge Agreement dated December 1, 2004 (the "Pledge Agreement") entered into by the Company and the Members, including, but not limited to, the right to foreclose on the issued and outstanding shares of stock of the Subsidiary.

Convertible Debentures

     Pursuant to certain convertible debentures issued to Midsummer Investments, Ltd and Islandia LP, the Company is currently in technical default because the Company is in default with its primary lender.  As of March 28, 2007, the Company has not received formal notification of default.

(22) Litigation

Securities Litigation and Derivative Actions

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

     On March 21, 2006, Roy Thomas Mould filed a complaint under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, as well as the Company's chief executive officer and chief financial officer, before the United States District Court for the Middle District of Florida. The complaint is entitled Mould v. PainCare Holdings, Inc., et al., Case No. 06-CV-00362-JA-DAB. Mr. Mould alleges material misrepresentations and omissions in connection with the Company's financial statements which appear to relate principally to the Company's previously announced intention to restate certain past financial statements. Ten additional complaints were filed shortly afterward before the same court which recite similar allegations. (Collectively, these cases will be referred to as the “Securities Litigation.”) Lead counsel was selected, a consolidated complaint was filed, the Company moved to dismiss, and oral argument on the motion was held on January 17, 2007 before the Magistrate Judge, and we are awaiting the issuance of the Magistrate Judge’s report and recommendation. In the consolidated complaint, the lead plaintiff seeks unspecified damages and purports to represent a class of shareholders who purchased the Company’s common stock from March 24, 2003 to March 15, 2006. The Company cannot predict the outcome of the Securities Litigation, but legal counsel has advised us that it believes that the allegations lack merit and will vigorously defend against them.

     On April 7, 2006, Kenneth R. Cope filed a derivative complaint against the directors of the Company before the United States District Court for the Middle District of Florida. The complaint is entitled Cope v. Reuter, et al., Case No. 06-CV-00449-JA-DAB. Mr. Cope alleges that the directors breached their fiduciary duties by failing to supervise and manage the operations of the company, among other claims. (This litigation is referred to as the “Derivative Action.”)

     On March 30, 2006, and May 3, 2006, two purported shareholders of the Company made separate demands on the Company’s board of directors. These demands raised many if not all of the same issues as the Derivative Action, but asked the independent directors to investigate the charges and to take “legal actions against those individuals responsible.”

     In accordance with governing Florida law, the Company formed a special committee of independent directors (Tom Crane, Jay Rosen and Aldo Berti) to review and investigate the two derivative demands and the allegations of the derivative complaint, to oversee settlement discussions and to make recommendations concerning the handling of the demands and the complaints to the full board of directors. To assist with this charge, the special committee retained the law firm of Morris, Nichols, Arsht & Tunnell.

     In November of 2006, the Company and the plaintiff in the Derivative Action entered into a Stipulation and Agreement of Compromise, Settlement and Release, filed on November 30, 2006, and conditioned upon court approval. Concurrently with the filing of the foregoing agreement, the parties jointly moved from preliminary court approval, and thereafter, for final approval following notice to the Company’s shareholders. On January 12, 2007, the court preliminary approved the Stipulation and Agreement and set a hearing on April 20, 2007, for final approval.

     Further, the Company has received demands from Dr. Wright, The Centeno Group, and the Amphora Group related to alleged misrepresentations. With regard to these demands, no demand for monetary damages has been made nor has litigation been commenced, and the demands from Dr. Wright and the Amphora Group have since been resolved. The Company disputes the basis of any claim, and it is premature to be able to estimate the potential exposure, if any.

     The Company resolved the derivative law suit related to its financial restatements; the Court is set to grant final approval of the resolution on April 28, 2007.

     On September 20, 2006, a motion to dismiss the pending securities class action was filed with the Federal District Court. Subsequently, the District Court referred the matter to a Federal Magistrate for a hearing, report and recommendation. On January 17, 2007, the Magistrate held a hearing and took the matter under submission. On March 26, 2007, the Magistrate issued a report which recommended that the District Court dismiss all outstanding claims with leave to amend. While the Company is confident that the District Court will adopt the recommendation in whole, the recommendation is subject to possible objection by the plaintiff and review by the District Court before becoming a final order. The District Court could adopt, modify or reject the Magistrate's recommendation.

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

(23) Retirement Plans

     Some of the physician practices that have management contracts with the Company sponsor separate tax-qualified defined contribution plans benefiting their employees. Participant eligibility criteria amounts and vesting varies by physician practices. Contributions made by the physician practices to these plans for the years ended December 31, 2006, 2005 and 2004 were $175,840, $541,298, and $19,564, respectively.

(24)Operating Segment and Geographic Information

     The Company presents three categories of revenue in its statement of operations: pain management, surgeries and ancillary services. Pain management revenue is derived from owned and managed practices, which provide pain management services. Surgery revenue is derived from our owned and managed practices, which primarily provide surgical services. Ancillary service revenue is derived from our owned and managed practices and limited management practices, which provide one or more of ancillary services, including: orthopedic rehabilitation, electrodiagnostic medicine, intra-articular joint therapy and diagnostic imagery. Cost of revenue is primarily physicians’ salaries and medical supplies.

     Set forth below are revenues, expenses and operating income classified by the type of service performed, as well as the expenses allocated to the corporate office.

	For the year ended December 31, 2006 (in thousands)
	Pain Mgmt	Surgeries	Ancillary Services	Corporate and Other	Total
Revenues	$46,093	$5,348	$12,288	$--	$63,729
Gross profit	33,233	2,760	7,466	--	43,459
General & administrative expenses	23,898	3,234	1,330	11,376	39,828
Amortization	30,454	27	1,754	4,013	36,258
Depreciation	1,063	93	352	853	2,361
Operating income (loss)	$(22,182)	$(594)	$4,030	$(16,242)	$(34,988)

	For the year ended December 31, 2005 (in thousands)
	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Total
Revenues	$43,269	$6,165	$14,114	$—	$ 63,548
Gross profit	36,632	5,110	10,256	—	51,998
General and administrative expenses	17,086	3,152	6,228	12,045	38,511
Amortization	550	—	—	979	1,529
Depreciation	478	66	235	646	1,425
Operating income (loss)	$18,518	$1,892	$3,793	$(13,670)	$ 10,533

	For the year ended December 31, 2004 (in thousands)
	Pain Mgmt	Surgeries	Ancillary Services	Corporate	Total
Revenues	$22,317	$5,203	$10,398	$—	$37,918
Gross profit	18,249	4,607	8,398	—	31,254
General and administrative expenses	8,002	2,613	3,571	6,223	20,409
Amortization	—	—	—	549	549
Depreciation	132	72	128	505	837
Operating income (loss)	$10,115	$1,922	$4,699	$(7,277)	$9,459

     Pain management revenue, expense and income are attributable to four owned and 12 managed practices that primarily offer physician services for pain management and physiatry. With respect to one managed practice, only the revenue recognized from management fees earned.

Surgery revenue, expense and income are attributable to one owned and two managed practice that offer surgical physician services, including minimally invasive spine surgery.

     Ancillary services revenue, expense and income are attributable to five managed practices that primarily offer orthopedic rehabilitation services and 35 practices under limited management agreements, including orthopedic rehabilitation, electrodiagnostic medicine, intra-articular joint therapy and real estate services. Separate financial results for the Canadian subsidiary are not presented, since operations outside of the U.S. are immaterial to total operations.

(25) Discontinued Operations

     PainCare Holdings, Inc., through its subsidiaries, provides healthcare services for the treatment of pain through physician practices and surgery centers in North America and Canada. PainCare’s surgery segment constitutes a component of the entity because the operations of and cash flows of the surgery segment can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

     With the intention of narrowing our core business strategy and to reduce debt obligations, PainCare’s management decided during 2006 that the ambulatory surgery centers ("ASC's) no longer fit the Company’s acquisition model, and committed to a plan to sell the ASC’s. PainCare's ambulatory surgery centers, which are consolidated through the ancillary services segment, are classified as held for sale and measured at the lower of their carrying amount or fair value less costs to sell. The operations and cash flows of these ASC’s will be eliminated from ongoing operations as a result of the sale transaction, and PainCare anticipates that it will have no continuing involvement in the operations of the product group after it is sold. Therefore PainCare is reporting the results of operations of the component, including any gain or loss, in discontinued operations, as per the requirements of FASB Statement No. 144 .

     In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records impairment losses on long-lived assets held for sale when events and circumstances indicate that the assets might be impaired when the fair value less costs to sell of the assets are less than the carrying amount of those assets. During 2006, the Company developed a plan to sell three ASC’s with the intention of using the proceeds to pay off debt obligations. The Company plans to sell the ASC’s during the first half of 2007 and has estimated the sales value, net of related costs to sell, at amounts derived from preliminary discussions with investment bankers. Accordingly, the Company recorded an impairment loss of $2,297,013 in 2006 which was attributed to one of the ASC’s. The write down was based on the Company’s best estimate of the fair value of the surgery centers less costs to sell. The amount included in discontinued operations could be adjusted if actual results differ from current estimates.

    On February 1, 2006, the Company and PainCare Neuromonitoring I, Inc. ("PCN," and together with the Company the "Paincare Parties") acquired a 60% interest (the "Amphora Transaction") in Amphora LLC ("Amphora") from Bruce Lockwood, M.D., John D. Bender, D.O., and Richard A. Flores (collectively the "Members") pursuant to the terms of a Membership Interest Purchase Agreement (the "Amphora Purchase Agreement"), for a combination of cash and shares of common stock of the Company and the obligation to make certain additional payments post closing (the "Purchase Price"). The Paincare Parties and the Members have entered into an agreement providing for the rescission of the Amphora Transaction (the "Rescission Agreement"). Pursuant to the terms of the Rescission Agreement (i) the Amphora Purchase Agreement was rescinded, (ii) the Members paid the Paincare Parties a sum of $1,400,000 and returned to the Paincare Parties 1,035,032 shares of common stock of the Company, (iii) the Company delivered to the Members a noncompetition agreement, and (iv) the parties entered into mutual releases. The description of the Rescission Agreement set forth herein is qualified in its entirety by the specific terms of the Rescission Agreement

    The results of the discontinued operations of Amphora and the ASC’s after satisfying all the above businesses, included in the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005 were as follows:

	2006			2005
	Amphora	ASC's	Total	PCSI
Net Revenues:
Ancillary Services	$3,812,504	$16,598,101	$20,410,605	$5,115,484
Cost of revenue and operating expenses	2,266,710	11,531,482	13,798,192	3,068,079
Operating income (expense)	1,545,794	5,066,619	6,612,413	2,047,405
Other income (loss)	-	(4,633,752)	(4,633,752)	(1,500,114)
Income (loss) before provision for income taxes and minority interest	1,545,794	432,867	1,978,661	547,291
Benefit (provision) for income taxes	(483,973)	392,843	(91,130)	184,972
Income (loss) before minority interest	1,061,821	825,710	1,887,531	732,263
Minority interest in earnings of discontinued operations	618,318	1,605,678	2,223,996	587,637
Income (loss) from discontinued operations	443,503	(779,968)	(336,465)	144,626
Loss from disposal of discontinued operations, net of tax	1,670,721	-	1,670,721	-

Total income (loss) from discontinued operations	$(1,227,218)	$ (779,968)	$(2,007,186)	$144,626

The assets and liabilities of Amphora and the ASC's businesses included in the consolidated balance sheets as of December 31, 2006 and 2005 were as follows:

			2006	2005
Assets
Cash			$389,905	205,385
Accounts receivable			6,629,433	4,624,705
Deposits and prepaids			350,486	442,953
Deferred taxes			1,113,086	-
Current assets of discontinued operations			8,482,910	5,273,043

Property and equipment, net			1,110,898	889,640
Goodwill			26,040,567	13,928,431
Other assets			740,888	457,454
Non-current deferred tax assets			852.711	735,287
Non-current assets of discontinued operations			28,745,064	16,010,812

Total assets of discontinued operations			37,227,974	21,283,855

Liabilities
Accounts payable and accrued liabilities			533,973	434,754
Current portion of capital lease obligations			18,367	122,597
Current liabilities of discontinued operations			552,340	557,351

Capital lease obligations			32,609	41,749
Long term liabilities of discontinued operations			32,609	41,749

Total liabilities of discontinued operations			584,949	599,100

Minority interest in discontinued operations			2,191,797	1,763,838

Book value of net assets			$34,451,228	$ 18,920,917

     The discontinued operations of the ASC’s were allocated the debt of $27,084,377 and $22,385,987 computing for the purpose of interest expense respectively, for 2006 and 2005. This was allocated because the Company is required by our senior lender HBK Investments to repay their note upon the sale of the ASC’s. As a result, interest expense of $4,646,963 and $1,500,914, respectively, has been included in the results of the discontinued operations recorded as held for sale.

      The following table shows the components of the loss from sale of discontinued operations, net of taxes as of December 31, 2006:

Proceeds	$ 1,400,001
Book value of net assets disposed	(4,200,156)
Cost of disposition	16,517
Loss on sale of discontinued operations	(2,783,639)
Income taxes	1,112,918
Loss on sale of discontinued operations, net	$(1,670,721)