Form 10-Q
period 2007-03-31
PAINCARE HOLDINGS INC
filed 2007-05-18
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 18, 2007 there were 67,470,158 outstanding shares of the Registrant’s common stock, $0.0001 par value.

PAI NCARE HOLDINGS, INC.

PAINCARE HOLDINGS, INC.

Consolidated Balance Sheets

As of March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,623,725	$3,180,542
Accounts receivable, net	11,382,743	10,744,604
Deposits and prepaid expenses	808,979	1,541,540
Current deferred tax asset	2,141,299	1,785,386
Income tax receivable	5,156,712	4,135,375
Current assets of discontinued operations	9,327,261	9,732,008

Total current assets	31,440,719	31,119,455
Property and equipment, net	9,457,675	9,579,704
Goodwill, net	87,490,877	88,263,819
Other assets	3,872,372	4,016,010
Non-current assets of discontinued operations	29,029,513	30,262,937

Total assets	$161,291,156	$163,241,925

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$6,442,330	$5,634,124
Derivative liabilities	600,000	600,000
Acquisition consideration payable	3,103,095	4,026,209
Current portion of notes payable	34,195,868	34,053,378
Current portion of convertible debentures	12,676,613	12,415,480
Current portion of capital lease obligations	1,311,545	1,383,790
Current liabilities of discontinued operations	1,566,951	1,485,464

Total current liabilities	59,896,402	59,598,445
Capital lease obligations, less current portion	1,657,510	1,717,138
Deferred tax liability non-current	2,901,595	2,336,704
Non-current liabilities of discontinued operations	11,250	46,859

Total liabilities	64,466,757	63,699,146

Minority interests related to discontinued operations	2,275,490	2,191,797
Commitments and contingencies	—	—
Stockholders’ equity:

Common stock, $.0001 par value. Authorized 200,000,000 shares; issued and outstanding 66,849,164 and 66,292,721 shares, respectively	6,685	6,629

Preferred stock, $.0001 par value. Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Additional paid in capital	143,124,782	142,763,156
Accumulated deficit	(48,640,692)	(45,465,595)
Accumulated other comprehensive income	58,134	46,792

Total stockholders’ equity	94,548,909	97,350,982

Total liabilities and stockholders’ equity	$161,291,156	$163,241,925

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	For the Three Months Ended March 31,
	2007	2006
		(as restated)
Revenues:
Pain management	$9,622,598	$10,649,878
Surgeries	1,342,193	1,881,030
Ancillary services	2,860,769	3,828,377

Total revenues	13,825,560	16,359,285
Cost of revenues	3,944,257	2,865,889

Gross profit	9,881,303	13,493,396
General and administrative expense	11,521,356	1,345,734
Impairment of goodwill	229,745	—
Amortization expense	148,745	469,062
Depreciation expense	481,560	487,996

Operating income (loss)	(2,500,103)	11,190,604
Interest income (expense)	(1,652,674)	(618,094)
Derivative benefit (expense)	—	10,394,555
Other income	25,426	87,531

Income (loss) from continuing operations before income taxes	(4,127,351)	21,054,596
Benefit (provision) for income taxes	1,437,174	(3,920,837)

Income (loss) from continuing operations	(2,690,177)	17,133,759

Discontinued operations:
Income (loss) from discontinued operations (less applicable income tax (expense) benefit of $111,630 and ($794,878))	(241,570)	91,682
Loss on disposal of discontinued operations (less applicable income tax benefit of $125,362)	(243,350)	—

Income (loss) from discontinued operations, net of tax	(484,920)	91,682
Income (loss) from operations before a cumulative effect of a change in accounting principle	(3,175,097)	17,225,441

Cumulative effect of a change in accounting principle (net of tax of $661,283)	—	991,925

Net income (loss)	$(3,175,097)	$18,217,366

Basic income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(.04)	$.28

Income (loss) from discontinued operations	$(.01)	$—

Cumulative effect of a change in accounting principle	$—	$.02

Net income (loss)	$(.05)	$.30

Diluted income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(.04)	$.24

Income (loss) from discontinued operations	$(.01)	$—

Cumulative effect of a change in accounting principle	$—	$.01

Net income (loss)	$(.05)	$.25

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	2007	2006
		(as restated)
Cash flows from operating activities:
Net income (loss)	$(3,175,097)	$18,217,366
Income (loss) from discontinued operations, net of tax	484,920	(91,682)
Cumulative effect of a change in accounting principle, net of tax	—	(991,925)

Income (loss) from continuing operations	(2,690,177)	17,133,759
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	630,305	957,058
Impairment of goodwill	229,745	—
Non-cash compensation	66,234	(9,249,269)
Loss on disposal of property and equipment	21,790	—
Amortization of debt discount	570,737	376,384
Stock issued for interest payments	194,140	196,050
Mark to market derivatives	—	(10,394,555)
Non-cash interest for forbearance fees	832,500	—
Other comprehensive income	11,342	(489)
Change in operating assets and liabilities, net of assets acquired:
Accounts receivable	(1,044,455)	(1,404,643)
Deposits and prepaid expenses	478,951	135,314
Other assets	109,721	41,318
Deferred income taxes	589,050	4,466,508
Income tax payable	(1,021,336)	(746,388)
Accounts payable and accrued expenses	(141,317)	(421,641)

Net cash provided by (used in) operating activities from continuing operations	(1,162,770)	1,089,406
Net cash used in operating activities attributable to discontinued operations	(467,099)	(641,983)

Net cash provided by (used in) operating activities	(1,629,869)	447,423

Cash flows from investing activities:
Purchase of property and equipment	(103,816)	(377,072)
Cash paid for earnouts	(25,000)	(5,808,668)
Cash used for acquisitions	(118,414)	(9,664,286)
Cash from disposition	1,064,411	105,250

Net cash provided by (used in) investing activities from continuing operations	817,181	(15,744,776)
Net cash provided by (used in) investing activities attributable to discontinued operations	(83,071)	506,838

Net cash provided by (used in) investing activities	734,110	(15,237,938)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures, net of offering costs	—	4,090,707
Payments of capital lease obligations	(341,202)	(364,964)
Due from stockholders	—	(2,170,722)

Net cash provided by (used in) financing activities from continuing operations	(341,202)	1,555,021

Net cash provided by (used in) financing activities attributed to discontinued operations	190,322	(491,192)

Net cash provided by (used in) financing activities	(150,880)	1,063,829

Net increase (decrease) in cash and cash equivalents	(1,046,639)	(13,726,686)
Cash and cash equivalents at beginning of period includes cash from discontinued operations of $807,077 and $662,415	3,987,619	22,713,165

Cash and cash equivalents at end of period includes cash from discontinued operations of $317,254 and $1,305,379	$2,940,980	$8,986,479

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	1,170,230	1,082,816
Cash received (paid) for taxes	1,005,779	(1,767,500)
Non-cash investing and financing transactions:
Common stock issued for acquisitions	—	9,624,459
Common stock issued for contingent consideration	101,308	6,196,358
Acquisition consideration payable	3,103,095	257,400
Common stock issued for common stock payable	—	5,405,601
Equipment financed with capital lease obligations	229,363	—

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2007 (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2006	66,292,721	$6,629	$142,763,156	$(45,465,595)	$46,792	$97,350,982
Common stock issued for earnouts- RMG	56,822	6	38,633			38,639
Common stock issued for earnouts- SOPC	169,376	17	62,652			62,669
Common stock options issued to employees			66,234			66,234
Common stock issued for debenture interest payments	330,245	33	194,107			194,140
Components of comprehensive loss:
Translation adjustment					11,342	11,342
Net income (loss)				(3,175,097)		(3,175,097)

Comprehensive income (loss)						(3,163,755)

Balances at March 31, 2007	66,849,164	6,685	143,124,782	(48,640,692)	58,134	94,548,909

See accompanying notes to consolidated financial statements.

(1) Organization and Basis of Presentation

Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statement of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (the “SEC”) in PainCare’s 2006 Annual Report on Form-10-K (the “2006 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in these interim statements, as allowed by such SEC rules and regulations. The balance sheet as of March 31, 2007 has been derived from unaudited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In our opinion, the accompanying condensed financial statements recognize all adjustments for a normal recurring nature considered necessary to fairly state the financial position, results of operations, and cash flows for each interim period presented.

Reclassifications

Certain financial results have been reclassified to conform to the current period presentations. Such reclassifications primarily relate to subsidiaries we sold or have listed as available for sale in the three months ended March 31, 2007 that qualify under Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as discontinued operations. We reclassified our condensed consolidated balance sheet for the year ended December 31, 2006 and our condensed statement of operations’ comprehensive income and statement of cash flows for the three months ended March 31, 2006 to show the results of those qualifying subsidiaries. The Company also reclassified these subsidiaries for the three months ended March 31, 2007 as discontinued operations.

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

Property and equipment, net at March 31, 2007 and December 31, 2006, consisted of:

	March 31, 2007	December 31, 2006
Furniture, fixtures equipment	$7,045,660	$6,576,926
Medical equipment	9,316,584	9,425,787

Total cost	16,362,244	16,002,713
Less accumulated depreciation	(6,904,569)	(6,423,009)

Property and equipment, net	$9,457,675	$9,579,704

Accounts Receivable

This table provides the accounts receivable for the three months ended March 31, 2007 and 2006:

	March 31, 2007	December 31, 2006
Accounts receivable	$13,554,288	$12,296,436
Less allowance for doubtful accounts	2,171,545	1,551,832

Accounts receivable, net	$11,382,743	$10,744,604

Accounts Payable and Accrued Expenses

This table provides the accounts payable and accrued expenses for the three months ended March 31, 2007:

March 31, 2007
Accounts payable	$2,212,673
Accrued interest	790,405
Accrued salaries	834,829
Accrued forbearance fees included in interest expense	832,500
Accrued interest and penalties on ineffective registration statements	1,314,248
Accrued management bonuses	235,000
Other payable and accrued expenses	222,675

Accounts payable and accrued expenses	$6,442,330

Advertising Costs

Advertising expenditures relating to marketing efforts consisting primarily of marketing material, brochure preparation, printing and trade show expenses are expensed as incurred. Advertising expense was $404,768 and $412,840 for the three months ended March 31, 2007 and 2006, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provided entities the one-time election to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for financial statements as of the beginning of the first fiscal year that begins after November 15, 2007. Its provision may be applied to an earlier period only if the following conditions are met: (1) the decision to adopt is made after the issuance of SFAS 159 but within 120 days after the first day of the fiscal year of adoption, and no financial statements, including footnotes, for any interim period of the adoption year have yet been issued and (2) the requirement of SFAS 157 are adopted concurrently with or prior to the adoption of SFAS 159. We are currently evaluating the provisions of SFAS 159.

In December 2006, the FASB approved EITF 00-19-2, “Accounting for Registration Payment Arrangements.” which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Early adoption of EITF 00-19-2 is permitted, and the Company has elected such early adoption.

(2) Categories of Revenue

We present three categories of revenue in our statement of operations: pain management, surgeries and ancillary services. Pain management revenue is derived from our owned and managed practices, which provide pain management services. Surgery revenue is derived from our owned and managed practices, which primarily provide surgical services. Ancillary service revenue is derived from our owned and managed practices and limited management practices, which provide one or more of our ancillary services, including: orthopedic rehabilitation, electro-diagnostic medicine, intra-articular joint treatment and diagnostic imagery. Our cost of revenue is primarily physicians’ salaries and medical supplies.

We have set forth below our revenues, and operating income (loss) for continuing operations classified by the type of service we perform as well as the expenses allocated to our corporate office.

For the Three Months Ended March 31, 2007
	Pain Management	Surgery	Ancillary Services	Corporate	Totals
Revenues	$9,622,598	$1,342,193	$2,860,769	$—	$13,825,560
Operating income (loss)	1,394,612	(177,664)	112,060	(3,829,111)	(2,500,103)

For the Three Months Ended March 31, 2006
	Pain Management	Surgery	Ancillary Services	Corporate	Totals
Revenues	$10,649,878	$1,881,030	$3,828,377	$—	$16,359,285
Operating income (loss)	2,998,534	484,923	969,183	6,737,964	11,190,604

Pain management revenue, expense and income are attributable to one owned and ten managed practices that primarily offer physician services for pain management and physiatry. With respect to one of our managed practices, we only include the revenue recognized from management fees earned. Surgery revenue, expense and income are attributable to one owned and two managed physician practices that offer surgical physician services, including minimally invasive spine surgery. Ancillary service revenue, expense and income are attributable to two owned and three managed practices that primarily offer orthopedic rehabilitation services. We have 19 practices under limited management agreements, including orthopedic rehabilitation, electro-diagnostic medicine and real estate services.

(3) Income Per Common Share

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

	For the Three Months Ended March 31,
	2007	2006
Basic earnings per common share
Income from continuing operations	$(2,690,177)	$17,133,759
Income from discontinued operations	(484,920)	91,682
Cumulative effect of a change in accounting principle	—	991,925

Net income available to common shareholders	$(3,175,097)	$18,217,366

Weighted average shares	66,421,742	61,598,932
Basic earnings per share:
Income from continuing operations	$(0.04)	$0.28
Income from discontinued operations	$(0.01)	$0.00
Cumulative effect of a change in accounting principle	$—	$0.02
Net income	$(0.05)	$0.30
Diluted earnings per common share
Net income available to common shareholders	$(3,175,097)	$18,217,366

Plus impact of assumed conversions
Interest expense on 7.5% convertible note due 2006, net of tax	—	112,500
Interest expense on 7.5% convertible note due 2007, net of tax	—	16,875

Net income available to common shareholders plus assumed conversions	$(3,175,097)	$18,346,741

Weighted average shares	66,421,742	61,598,932
Plus incremental shares from assumed conversions
7.5% convertible note due 2006	—	4,713,242
7.5% convertible note due 2007	—	789,474
Employee stock option plan for vested, in the money options	—	3,709,895
Warrants issued, outstanding, and in the money	—	842,784
Adjusted weighted average shares	66,421,742	71,654,327
Diluted earnings per share:
Income from continuing operations	$(0.04)	$0.24
Income from discontinued operations	$(0.01)	$0.00
Cumulative effect of a change in accounting principle	$—	$0.01
Net income	$(0.05)	$0.25

Potentially dilutive shares excluded from the calculation:

Potential shares where the exercise price is greater than the average market price of common shares:

	2007	2006
Stock options	9,561,667	1,405,000
Stock warrants	1,979,884	2,679,884
Convertible debenture, issued December 17, 2003	4,713,242	—
Convertible debentures, issued July 1, 2004	789,474	—
Convertible debenture, issued August 2, 2006	1,578,947	—

Total	18,623,214	4,084,884

Potential shares excluded in the computation of diluted shares outstanding that are anti-dilutive:

	2007	2006
Stock options	228,817	—
Stock warrants	156	—
Contingent shares for acquisitions	506,938	—

Total	735,911	—

Total potentially dilutive shares excluded from the calculation	19,359,125	4,084,884

(4) Income Taxes

The income tax provision (benefit) three months ended March 31, 2007 and 2006 from continuing operations consists of the following:

	2007	2006
Computed “expected” tax expense (benefit)	$(1,403,299)	$7,158,563
Increase (reduction) in income tax expense resulting from:
Valuation allowance on deferred tax asset	2,948	2,068,961
Derivative (benefit) expense		(3,534,149)
Derivative interest expense		133,105
Compensation- incentive stock options	19,570	(2,234,955)
State income taxes, net of federal income tax benefit	(158,551)
Other, net	102,158	329,312

Total	$(1,437,174)	$3,920,837

(5) Goodwill

The Company continually evaluates the performance of our individual practices. Any practice that is deemed to be underperforming will become subject to more direct oversight by our management team. To the extent additional oversight fails to improve the practice’s performance over a period of time, the practice will become subject to additional company imposed actions, but not limited to, potential restructuring or divestiture. Due to this analysis, the company took an additional $229,745 charge to Health Care Center of Tampa.

(6) Dispositions

On February 28, 2007, the PainCare Holdings Inc. parties and Centeno Shultz, Inc. (“CSI”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets of the PainCare Sub for purchase price of the lesser of $250,000 or the total amount of proceeds generated from the sale of certain shares of common stock of PainCare ( the “PainCare Shares”) issued to the Centeno Parties in the Purchase Transaction, and (ii) in exchange for the PainCare parties to terminate the Management Agreement and any and all other agreements between CSI and the PainCare Parties, CSI paid the PainCare Parties $750,000 plus all remaining proceeds in excess of $250,000 from the sale of the PainCare shares. In connection with the termination of the Management Agreement, CSI entered into a promissory note with a principal balance of $375,000 with imputed interest of 8.25% payable by June 1, 2008.

As of March 31, 2007, PainCare has received $1,064,411 from the Centeno Parties, in cash payments for the sale of the “Original Practice”, with a receivable balance of $357,953 on the promissory note. The note includes imputed interest recorded as a discount of $17,047 at March 31, 2007.

(7) Related Party Transactions

During the three months ended March 31, 2007 and 2006 the Company had transactions with companies owned by certain shareholders of the Company. The following is a summary of transactions with these entities for the three months ended March 31, 2007 and 2006:

Practice Name	Type of Practice	Type of Related Party Transaction	Expense related to the three months ended March 31;
			2007	2006	Reported As
Associated Physicians Group, Ltd.	Managed Practice	The Company leases its office space from a limited liability company partially owned by a certain shareholder of the Company. The lease commenced January 1, 2005, for an initial term of ten years with the option to renew for two five year periods. The limited liability company sold the property during the second quarter of 2006.	$0	$36,795	G&A

The Center for Pain Management, LLC	Managed Practice	The Company leases certain employees from a limited liability company owned by certain shareholders of the Company. The Company also charged this entity for the use of its equipment and certain services.	$570,677	$571,265	G&A

		The Company has an agreement to outsource its billing and collections function to a limited liability company owned by certain shareholders of the Company. The Company is charged a fee of 8% of net collections under this arrangement.	$171,742	$191,889	G&A

		* (A)

		* (B)

Dynamic Rehabilitation Centers, Inc.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease associated with the Redford location has a ten year term commencing January 1, 2000, with no option to renew. The lease associated with the Clinton Township location commenced October 8, 2004 and expires December 31, 2014. The lease was amended in July 2005, for the occupancy of additional space by the Company.	$44,954	$42,222	G&A

		The Company provides services for billing, accounting and management oversight to a limited liability company owned by certain shareholders of the Company.	$0	$217,387	G&A

		* (C)

Health Care Center of Tampa, Inc.	Owned Practice	The Company has an agreement to outsource its billing and collections function to a limited liability company owned by a certain shareholder of the Company. The Company is charged a fee of 10% of net collections under this arrangement.	$63,412	$101,431	G&A

Rick Taylor, D.O., P.A.	Managed Practice	The Company has an agreement to lease an aircraft from a limited liability company owned by a certain shareholder of the Company. The lease agreement was entered into in June 2003 for a period of 60 months. Effective January 1, 2005, the lease payment was lowered to a nominal amount of $1 per year; the Company will continue to pay a third party provider for the related fuel and maintenance cost. Effective January 1, 2004 the lease fee was reduced from the original amount of $12,000 per month to $7,000 per month; maintenance, fuel, insurance recurring training, hangar rental and any other fees required to maintain the aircraft were the responsibility of the Company.	$1.00	$1.00	G&A

Spine and Pain Center, P.C.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease commenced December 23, 2003 and expires December 31, 2008, with no option to renew.	$36,748	$31,674	G&A

Lake Worth Surgical Center	Managed Practice	The Company, through a subsidiary, is the majority partner of the PSHS Alpha Partners, Ltd. Partnership Dr. Merrill Reuter , the Company’s chairman, is a minority partner of partnership. The Company owns 67.5% and Dr. Reuter owns 9.75% of the partnership. Dr. Reuter receives distributions from the partnership. These distributions are reported as minority interest on the balance sheet.	$45,825	$29,250	G&A

The Center for Pain Management ASC, LLC	Managed Practice	The Company leases certain employees from a limited liability company owned by certain stockholders of the Company. The Company also charged this entity for the use of its equipment and certain services.	$315,903	$307,216	G&A

The Center for Pain Management ASC, LLC	Managed Practice	The Company has an agreement to outsource its billing and collections functions to a limited liability company owned by certain stockholders of the Company. The Company is charged a flat fee of $40,000 per month under the arrangement.	$120,000	$120,000	G&A

The Center for Pain Management ASC, LLC	Managed Practice	The Company has an agreement to outsource its non-clinical management and administrative services and support for health care providers to a limited liability company owned by certain stockholders of the Company. The Company is charged a flat fee of $52,500 per month under this arrangement.	$157,500	$157,500	G&A

Georgia Pain Physicians, P.C.	Managed Practice	The Company has agreements to lease equipment from a limited partnership wholly owned by Dr. Windsor. The lease commenced February 1, 2006, with no expiration date.	$8,050	$10,250	G&A

Piedmont	Managed Practice	The Company has an agreement to lease property from a limited liability properties company which is owned by Dr. Cohen. The lease commenced November 1, 2002 and will expire October 31, 2007.	$38,920	$16,425	G&A

CareFirst	Managed Practice	The Company has an agreement to lease property from REC, Inc., in which Dr. Carpenter is the President. The lease commenced on January 4, 2006 and will expire on January 3, 2011.	$14,188	$6,500	G&A

Northeast Pain Management	Owned Practice	The Company has an agreement to lease property from a limited liability company in which the Zolper family is the sole proprietor. The lease commenced on October 1, 2005 and will expire on September 30, 2007.	$41,092	$30,819	G&A

Bone and Joint Clinic	Owned Practice	The Company has an agreement to lease property from Dr. Cenac, the sole owner of such property. The lease commenced on January 1, 2004 and will expire on December 31, 2008.	$15,798	$0	G&A

The Center for Pain Management/Care First Practice	Managed Practice	The Center for Pain Management entered into an agreement, through its limited liability company, to handle all billing services for CareFirst Medical Associates and Pain Rehabilitation. The agreement commenced on June 12, 2006 and will expire on June 11, 2011.	$21,695.63	$0	G&A

Georgia Pain Physicians, P.C.	Owned Practice	The Company entered into property lease agreements with Windsor Family Limited Partnership leasing both a storage unit and office space with commencement dates of September 30, 2003 and June 1, 2006 respectively. These leases expire September 30, 2008 and June 1, 2011, respectively.	$10,390	$3,600	G&A

Bone and Joint Clinic	Owned Practice	Dr. Cenac entered into an agreement to lease office space to his son. The lease commenced on September 1, 2005 and expired on December 31, 2006.	$0	$0	G&A

Health Care Center of Tampa, Inc.	Owned Practice	The Company entered into a property leasing agreement with Dr. Khan leasing office space with a commencement date of January 1, 2004. The lease expires on December 31, 2008.	$32,701	$29,149	G&A

(A)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating a competitive physician practice that fall outside a ten mile radius from the Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they choose to execute the option to purchase.
(B)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating a competitive surgery center that fall outside a ten mile radius from the Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they choose to execute the option to purchase.
(C)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating competitive rehabilitation clinics that fall outside a ten mile radius from the Dynamic Rehabilitation Centers, Inc. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.

(8) Acquisition Payable

Acquisition payable for the three months ended March 31, 2007:

	Cash	Stock	Total
Advanced Physicians Group	$97,789	$22,900	$120,689
Spine and Orthopedic Pain Center	208,333	—	208,333
HealthCare Center of Tampa	—	229,769	229,769
Center for Pain Management	1,961,931	414,808	2,376,739
RMG	102,720	—	102,720
CareFirst Medical Assoc.	55,686	9,159	64,845

Total	$2,426,459	$676,636	$3,103,095

(9) Other Assets

Other assets for the three months ended March 31, 2007:

	Cost	Amortization	Net
MedX Distribution Right	$2,212,673	$(1,647,916)	$564,757
Contract Right-APG	482,673	(246,072)	236,601
Contract Right-SPA	1,419,471	(286,058)	1,133,413
Contract Right-SCPI	1,041,546	(254,734)	786,812
Physician’s referral network	1,823,935	(786,626)	1,037,309
Patient list	118,414	(4,934)	113,480

Totals	$7,098,712	$(3,226,340)	$3,872,372

(10) Long-Term Debt

Long-term debt consists of the following at March 31:

2007
HBK Investments (a)	$26,744,717
CPM ASC acquisition promissory note (b)	7,451,151

Total	34,195,868
Less current installments	34,195,868

Long-term portion	$—

At March 31, 2007, the aggregate annual principal payments with respect to the obligations existing at that date as described above, are as follows:

Three Months Ending March 31:
2007	35,250,000
2008
2009
Thereafter
Less unamortized discount	1,054,132

$34,195,868

(a)	Note payable to HBK Investments due on May 10, 2009. Interest is either LIBOR + 7.25% or Prime + 4.5% at the discretion of the Company. On March 21, 2007, the Agent provided the Company with notice that the Agent would be charging interest at the default rate until all existing events of default have been met or waived in accordance with the loan agreement. The default rate is LIBOR plus 10.25% or approximately 15.57% as of March 21, 2007. Interest payments are due monthly with quarterly principal repayments beginning on April 1, 2006. Certain mandatory prepayments must be made upon the occurrence of any sale or disposition of property or assets, upon the receipt of any extraordinary receipts, and upon issuance of any indebtedness other than indebtedness permitted by the agreement, including equipment leases and notes. The agreement requires compliance with various financial and non-financial covenants for the Company starting in the second quarter of 2005. The primary financial covenants pertain to, among other things, minimum EBITDA, minimum Free Cash Flow, Leverage ratio, and Market Capitalization. The Company for the quarter ended March 31, 2007 has failed to comply with certain covenants set forth in the original loan agreement and the forebearance agreement dated January 1, 2007. On May 2, 2006, June 20, 2006, August 9, 2006 and November 8, 2006 we entered into letter agreements with the lenders under the credit facility in consideration for which we paid $300,000, $150,000, $100,000 and $150,000 in waiver fees, respectively, to the lenders. The Face value of the Note is $27,750,000 with unamortized discount of $1,005,283. The total amount amortized to interest expense for the quarter ended March 31, 2007 was $191,323. On March 21, 2007, we received a notice of default from the Agent. We are currently engaged in negotiations with the Agent in an effort to enter into a forbearance agreement.

(b)	Note payable for acquisition of CPM, ASC LLC. Originally due on January 3, 2007 with a stated interest rate of 3.45%. Interest is imputed at 6.75% over the period. The face value is $7,500,000. In December 2006, the due date of the note was extended until April 2, 2007 with an additional $300,000 promissory note with a $300,000 issuance cost which was accreted to interest expense in 2007. With this extension an additional interest was imputed at 8.25% until April 30, 2007. The total amount amortized to interest expense in 2007 was $146,546 with an unamortized discount of $48,849. The note is secured by the Company’s interest in PainCare Surgery Center III, Inc. The Company’s carrying amount of the entity is $12,748,390 and it is accounted for in discontinued operations. On March 15, 2007, the Company received a notice of breach and default (the “CPM Notice”) from The Center for Pain Management, LLC (“CPM”) with respect to that certain Asset Acquisition Agreement dated December 1, 2004 (the “APA”) entered into by the Company, PainCare Acquisition Company XV, Inc. (the “Subsidiary”), CPM, and the owners of CPM (the “Members”). The CPM Notice further provides that unless the alleged events of default set forth in the CPM Notice are cured by the Company, (i) certain non-competition and non-solicitation provisions binding the Members will cease as of April 24, 2007, and (ii) CPM and the Members will have, as of April 12, 2007, certain rights under that certain Stock Pledge Agreement dated December 1, 2004 (the “Pledge Agreement”) entered into by the Company and the Members, including, but not limited to, the right to foreclose on the issued and outstanding shares of stock of the Subsidiary. Since receipt of the CPM Notice we have been actively engaged in negotiations with CPM in an effort to resolve the disputes between us. We have, as a result of the foregoing negotiations, reached an agreement in principal providing for our sale of CPM and the related surgery center operations to those individuals from whom we originally purchased the operations. The completion of the transactions remains subject to the negotiation and execution of definitive transaction documents.

(11) Convertible Debentures

Convertible Debentures consist of the following on March 31:

	March 31, 2007
Midsummer/Islandia (a)	$8,622,879
Midsummer (b)	1,429,078
Midsummer/Islandia (c)	2,624,656
Total	12,676,613

Less current installments	12,676,613
Long-term portion	$—

Maturities of the convertible debentures for future years ending March 31, are as follows:
2007	$13,455,160	(d)
2008	—
2009	—
2010	—
2011	—
Less unamortized discount	778,547

Total	$12,676,613

(a)	Convertible debenture to Midsummer Investment Ltd. in the original amount of $5,000,000 and Islandia, LP in the original amount of $5,000,000. The Company combines these debentures since they are of identical terms. On July 1, 2004, Midsummer Investment, Ltd. converted $1,044,840 of their debenture into 400,000 Company shares. Their face value is currently $3,955,160. The Islandia, LP debenture has a face value currently of $5,000,000. These two debentures were completed on the same date of December 17, 2003 with an original maturity date of December 17, 2006. On August 2, 2006, the Company extended the term of these debentures to August 2, 2009. The extension did not change the face value or the interest rate. The stated interest rate is 7.5%. The interest expense for the three months ending March 31, 2007, was $203,510. The debentures are convertible into common stock of the Company at the price of $1.90 per share. The Company has the right to pay the interest in common stock providing certain equity conditions are met. The equity conditions must all be met for the twenty trading days preceding the interest payment date. Interest only is payable quarterly. As of March 31, 2007, the Company does not meet the equity requirements and is required to make payments in cash; however, Midsummer and Islandia have permitted the Company to make payment in common shares subject to a 10% discount. There are no assets pledged as collateral, sinking fund requirements, or restrictive covenants associated with these debentures. The amount of amortized discount accreted to interest expense in the three months ending March 31, 2007 was $35,600. The March 31, 2007 unamortized discount balance is $332,281.

(b)	Convertible debenture to Midsummer Investment Ltd. in the face amount of $1,500,000. The debenture was completed on July 1, 2004 with an original maturity date of June 30, 2007. On August 2, 2006 the Company extended the term of this debenture to August 2, 2009. The extension did not change the face value or the interest rate. The stated interest rate is 7.5%. The interest expense for the three months ending March 31, 2007 was $163,835. The debentures are convertible into common stock of the Company at the price of $1.90 per share. The Company has the right to pay the interest in common stock providing certain equity conditions are met. The equity conditions must all be met for the twenty trading days preceding the interest payment date. Interest only is payable quarterly. All interest payments were made in cash because not all of the equity conditions have been met. As of March 31, 2007 the company does not meet the equity requirements and is required to make payments in cash; however, Midsummer and Islandia have permitted the Company to make payment in common shares subject to a 10% discount. There are no assets pledged as collateral, sinking fund requirements, or restrictive covenants associated with this debenture. The amount of amortized discount accreted to interest expense in the three months ending March 31, 2007 was $129,379. The March 31, 2007 unamortized discount balance is $70,922.
(c)	Convertible debenture to Midsummer Investment Ltd. with a face value of $1,500,000 and Islandia, LP with a face value of $1,500,000. The Company combines these debentures since they are of identical terms. These two debentures were completed on the same date of August 2, 2006 with an original maturity date of August 2, 2009. The stated interest rate is 8.5%. The interest expense for the three months ending March 31, 2007 was $159,907. The debentures are convertible into common stock of the Company at the price of $1.90 per share. The Company has the right to pay the interest in common stock providing certain equity conditions are met. The equity conditions must all be met for the twenty trading days preceding the interest payment date. Interest only is payable quarterly beginning on October 1, 2006. As of March 31, 2007 the company does not meet the equity requirements and is required to make payments in cash; however Midsummer and Islandia have permitted the Company to pay interest in common shares during the quarter at a 10% discount to the twenty trading days volume weighted average price. There are no assets pledged as collateral, sinking fund requirements, or restrictive covenants associated with these debentures. The amount of amortized discount accreted to interest expense in the three months ending March 31, 2007 was $96,156. The March 31, 2007 unamortized discount balance is $375,344. The convertible debentures issued to Midsummer Investments, Ltd and Islandia LP. We are currently in technical default because the Company is in default with it’s primary lender. As of May 15, 2007, the Company has not received formal notification of default.
(d)	As a result of certain technical defaults under the terms of the convertible debentures issued to Midsummer Investments, Ltd and Islandia LP, we have elected to treat all amounts outstanding under the convertible debentures as current liabilities.

(12) Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provided entities the one-time election to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for financial statements as of the beginning of the first fiscal year that begins after November 15, 2007. Its provision may be applied to an earlier period only if the following conditions are met: (1) the decision to adopt is made after the issuance of SFAS 159 but within 120 days after the first day of the fiscal year of adoption, and no financial statements, including footnotes, for any interim period of the adoption year have yet been issued and (2) the requirement of SFAS 157 are adopted concurrently with or prior to the adoption of SFAS 159. We are currently evaluating the provisions of SFAS 159.

In December 2006, the FASB approved EITF 00-19-2, “Accounting for Registration Payment Arrangements.” which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Early adoption of EITF 00-19-2 is permitted, and the Company has elected such early adoption.

(13) Litigation

Class Action

On March 21, 2006, Roy Thomas Mould filed a complaint under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, as well as the Company’s chief executive officer and chief financial officer, before the United States District Court for the Middle District of Florida. The complaint is entitled Mould v. PainCare Holdings, Inc., et al. , Case No. 06-CV-00362-JA-DAB. Mr. Mould alleged material misrepresentations and omissions in connection with the Company’s financial statements which appear to relate principally to the Company’s previously announced intention to restate certain past financial statements. Ten additional complaints were filed shortly afterward before the same court which recite similar allegations. (Collectively, these cases will be referred to as the “Securities Litigation.”) Lead counsel was selected and a consolidated complaint was filed. On September 20, 2006, the Company filed a motion to dismiss the pending securities class action with the Federal District Court. Subsequently, the District Court referred the matter to a Federal Magistrate for a hearing, report and recommendation. On January 17, 2007, the Magistrate held a hearing and took the matter under submission. On March 26, 2007, the Magistrate issued a report which recommended that the District Court dismiss all outstanding claims with leave to amend. On April 25, 2007, the District Court signed an order adopting the Magistrate’s report and dismissed the Securities Litigation, with leave to amend.

Derivative Action

On April 7, 2006, Kenneth R. Cope filed a derivative complaint against the directors of the Company before the United States District Court for the Middle District of Florida. The complaint is entitled Cope v. Reuter, et al. , Case No. 06-CV-00449-JA-DAB. Mr. Cope alleges that the directors breached their fiduciary duties by failing to supervise and manage the operations of the company, among other claims. (This litigation is referred to as the “Derivative Action.”). In November of 2006, the Company and the plaintiff entered into a Stipulation and Agreement of Compromise, Settlement and Release, filed on November 30, 2006, and conditioned upon court approval. Concurrently with the filing of the foregoing agreement, the parties jointly moved for preliminary court approval, and thereafter, for final approval following notice to the Company’s shareholders. The Stipulation and Agreement was preliminarily approved by the court on January 12, 2007, and finally approved on April 20, 2007, at which time the Derivative Action was dismissed.

Other Matters

The Company and one of its subsidiaries are defendants in a lawsuit arising from business operations. It is the opinion of management that the final outcome of this matter will not materially affect the consolidated financial position of the Company.

Additional disclosure regarding the foregoing litigation and other litigation involving the Company is set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

(14) Stock Options and Warrants

The Company’s previously issued consolidated financial statements as of and for the quarters ending March 31, June 30, and September 30, 2006 have been restated to give effect to the correction of certain errors that were discovered subsequent to September 30, 2006. See Footnote 3 Restatement and Reclassifications of Previously Issued Financial Statements in the Company’s 10-K for the year ended December 31, 2006 for further explanation.

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

Stock options and warrants granted, exercised and expired during the year ended December 31, 2006 and for the quarter ended March 31, 2007 are as follows:

	Options		Warrants
	Number	Weighted Average Exercise Price	Number		Weighted Average Exercise Price
Outstanding, December 31, 2005	9,752,150	$2.01	3,179,316	(a)	$2.61
Granted in 2006	565,000	$1.58	1,399,884		$3.51
Exercised in 2006	—	$—	—		$—
Forfeited in 2006	520,000	$2.35	2,678,316		$2.84

Outstanding, December 31, 2006	9,797,150	$1.94	1,900,884		$2.96

Granted in the first quarter of 2007	200,000	$.73	—		—
Exercised in the first quarter of 2007	—	—	—		—
Forfeited in the first quarter of 2007	100,000	$1.64	—		—

Outstanding, March 31, 2007	9,897,150	$1.92	1,900,884		$2.96

Exercisable at December 31, 2006	9,540,480	$1.91	1,900,884		$2.96

(a)	includes 25,000 warrants issued to employees.

The following table summarizes information for options and warrants outstanding and exercisable at March 31, 2007:

Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Outstanding and Exercisable	Weighted Average Remaining Life
Stock Options:
$0.25-$1.00	3,392,150	.70years	3,325,480	.61years
$1.01-$2.00	3,250,000	5.00years	3,130,000	5.02years
$2.01-$3.00	1,665,000	1.75years	1,495,000	1.70years
$3.01-$4.00	1,410,000	3.99years	1,410,000	3.99years
$4.01-$5.00	155,000	2.98years	155,000	2.98years
$5.01-$6.00	25,000	2.76years	25,000	2.76years

Total	9,897,150	2.80years	9,540,480	2.77years
Warrants:
$0.25-$1.00	106,000	2.00years	106,000	2.00years
$1.01-$2.00	330,000	1.81years	330,000	1.81years
$2.01-$3.00	—	— years	—	— years
$3.01-$4.00	1,414,884	.51years	1,414,884	.51years
$4.01-$5.00	50,000	3.75years	50,000	3.75years
$5.01-$6.00	—	—years	—	—years

Total	1,900,884	.90years	1,900,884	.90years

The weighted-average grant-date fair value of options and warrants granted during the quarters ending March 31, 2006 and 2007 were $.81 and $.37, respectively. There were no options exercised in the quarters ending March 31, 2006 and 2007.

A summary of the status of the Company’s non-vested options as of March 31, 2007, and changes since the year ended December 31, 2006 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	2,891,733	$1.08
Granted in 2006	204,167	$.80
Vested in 2006	(2,666,731)	$1.05
Forfeited in 2006	(54,999)	$1.23

Outstanding, December 31, 2006	374,170	$1.08
Granted in the first quarter of 2007	66,667	$.32

Vested in the first quarter of 2007	(17,500)	$.62
Forfeited in the first quarter of 2007	(66,667)	$1.64

Outstanding, March 31, 2007	356,670	$.60

As of March 31, 2007, there was $161,919 of total unrecognized compensation cost related to non-vested share based compensation arrangements. The cost is expected to be recognized over a weighted-average period of .87 years.

During the second quarter of 2006, the Company fully vested options on 2,155,000 shares of common stock held by the CEO, CFO, and President. As a result of that modification, the Company recognized additional compensation expense of $1,125,250 for the year ended December 31, 2006.

(15) Segment Reporting

We define segment operating earnings as income before (1) interest income; (2) interest expense and amortization of debt discount and fees; (3) gain or loss from discontinued operations; and (4) income tax expense or benefits. We also do not allocate corporate to our operating segments. We use segment operating earnings as an analytical indicator for purposes of allocating resources to a particular segment and assessing segment performance. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financials statements accompanying our 2006 Form 10-K.

Selected financial information of our operating segments for each of the three months ended March 31, 2007 and 2006 is as follows:

	Pain Management	Surgery	Ancillary Services	Corporate and Other	Total
Three Months ended March 31, 2007
Net operating revenues	$9,622,598	$1,342,193	$2,860,769	$—	$13,825,560
Operating income (loss)	1,394,612	(177,664)	112,060	(3,829,111)	(2,500,103)
Total assets	$74,002,042	$13,605,321	$13,814,678	$21,139,384	$122,561,425
Three Months ended March 31, 2006
Net operating revenues	$10,649,878	$3,828,377	$1,881,030	$—	$16,359,285
Operating income (loss)	2,998,534	484,923	969,183	6,737,964	11,190,604
Total Assets	$91,336,337	$14,761,448	$19,198,970	$17,516,879	$142,813,634

(16) Discontinued Operations

Physiom and the PainCare Surgery Centers, Inc are allocated in the ancillary operating segment. GSC/GPP and Centeno are allocated in the Pain Management operating segment. The results of the discontinued operations of Physiom, Centeno, GSC/GPP and the PainCare Surgery Centers, Inc, businesses, included in the accompanying consolidated statements of operations for the quarters ended March 31, 2007 and 2006 were as follows:

	2007					2006
	Centeno	GSC/GPP	PCSI	Adjustments	Total	PhysIom	Centeno	GSC/GPP	PCSI	Adjustments	Total
Net Revenue	371,347	1,017,084	3,810,954	—	5,199,385	783,826	1,151,369	1,428,252	3,585,742	—	6,949,189
Cost of revenue and operating expenses	398,455	1,222,508	2,078,804	—	3,699,767	487,535	477,842	1,204,523	2,270,628	(11,291)	4,429,237
Operating income (loss)	(27,108)	(205,424)	1,732,150	—	1,499,618	296,291	673,527	223,729	1,315,114	11,291	2,519,952
Interest (expense)	(177)	(215)	(3,141)	(1,533,552)	(1,537,085)	—	—	—	—	—	—
Other income (loss)	—	1,340	5,770	—	7,110	—	(502)	1,773	49,930	(1,310,723)	(1,259,522)
Income (loss) before provision for income taxes and minority interest	(27,285)	(204,299)	1,734,779	(1,533,552)	(30,357)	296,291	673,025	225,502	1,365,044	(1,299,432)	1,260,430
Provision (benefit) for income taxes	(9,190)	(61,849)	(40,591)	—	(111,630)	100,935	229,952	85,614	378,377	—	794,878
Income (loss) before minority interest	(18,095)	(142,450)	1,775,370	(1,533,552)	81,273	195,356	443,073	139,888	986,667	(1,299,432)	465,552
Minority interest in earnings of discontinued operations	—	—	322,843	—	322,843	118,516	—	—	255,354	—	373,870

Income from discontinued operations	(18,095)	(142,450)	1,452,527	(1,533,552)	(241,570)	76,840	443,073	139,888	731,313	(1,299,432)	91,682
Loss from disposal of discontinued operations, net of tax	—	—	—	243,350	243,350	—	—	—	—	—	—

Total income (loss) from discontinued operations	(18,095)	(142,450)	1,452,527	(1,776,902)	(484,920)	76,840	443,073	139,888	731,313	(1,299,432)	91,682

The assets and liabilities of the Centeno, GPP and PainCare Surgery Centers, Inc. businesses included in the consolidated balance sheets as of March 31, 2007 and December 31, 2006 were as follows:

	For the three months ended March 31, 2007	For the twelve months ended December 31, 2006
Assets
Cash	$317,254	$807,077
Accounts receivable	8,361,345	8,308,134
Deposits and prepaids	648,662	384,491
Deferred taxes	—	232,306

Current assets of discontinued operations	9,327,261	9,732,008

Property and equipment, net	1,400,772	1,572,004
Goodwill	26,062,738	27,142,361
Other assets	759,879	831,669
Non-current deferred tax asset	806,124	716,903

Non-current assets of discontinued operations	29,029,513	30,262,937

Total assets of discontinued operations	$38,356,774	$39,994,945
Liabilities
Accounts payable and accrued liabilities	$1,552,665	$1,405,097
Current portion of capital lease obligations	14,286	18,367
Current portion of notes payable		62,000

Current liabilities of discontinued operations	1,566,951	1,485,464

Capital lease obligations	11,250	46,859
Deferred taxes	—	—

Long term liabilities of discontinued operations	11,250	46,859

Total liabilities of discontinued operations	$1,578,201	$1,532,323
Minority interest in discontinued operations	2,275,490	2,191,797
Book value of net assets	$36,778,573	$38,462,621

On February 28, 2007, the PainCare Holdings Inc. parties and Centeno Shultz, Inc. entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets of the PainCare Sub for purchase price of the lesser of $250,000 or the total amount of proceeds generated from the sale of certain shares of common stock of PainCare ( the “PainCare Shares”) issued to the Centeno Parties in the Purchase Transaction, and (ii) in exchange for the PainCare parties to terminate the Management Agreement and any and all other agreements between CSI and the PainCare Parties, CSI paid the PainCare Parties $750,000 plus all remaining proceeds in excess of $250,000 from the sale of the PainCare shares. In connection with the termination of the Management Agreement, CSI entered into a promissory note with a principal balance of $375,000 with imputed interest of 8.25% payable by June 1, 2008.

The discontinued operations of the PainCare Surgery Centers, Inc. were allocated interest because the Company is required by our senior lender HBK Investments to repay their note upon the sale of PainCare Surgery Centers, Inc. As a result interest expense of $1,533,552 and $1,354,350, respectively, has been included in the results of the discontinued operations recorded as held for sale.

The following table shows the components of the loss from sale of Centeno Shultz, Inc., net of taxes as of February 28, 2007:

Proceeds	$1,419,302
Book value of net assets disposed	(1,769,108)
Cost of disposition	(18,906)

Loss on sale of discontinued operations	(368,712)
Income tax benefit	125,362

Loss on sale of discontinued operations, net	$(243,350)

(17) Subsequent Events

On April 30, 2007, the PainCare Parties, PainCare, Inc., and the Windsor Parties (GSC/GPP) entered into a Mutual Settlement Agreement and General Release pursuant to which said parties rescinded the Purchase Transaction and terminated all agreements among them. To effectuate the rescission of the Purchase Transaction, (i) PainCare, Inc. sold, and Windsor purchased, all of the issued and outstanding shares of stock of GSC; (ii) the Management Agreement and all related agreements were terminated; (iii) GPP paid PainCare $50,000 at closing and entered into a promissory note under which it is obligated to pay PainCare a total of $75,000 over a three month period, said payment obligations being secured by a grant of a security interest in GPP’s and GSC’s accounts receivable; and (iv) the parties entered into general release agreements.

The Company has been faced with derivative and class action lawsuits related to financial restatements. The settlement for the derivative lawsuit received court approval and the case was dismissed on April 20, 2007.

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

Cautionary Statement Regarding Forward-Looking Statements

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

These forward-looking statements, which may include statements regarding our future financial performance or results of operations, including expected revenue growth, cash flow growth, future expenses, future operating margins and other future or expected performance, are subject to the following risks:

•	the acquisition of businesses or the launch of new lines of business, which could increase operating expenses and dilute operating margins;

•	the inability to attract new patients by our owned practices, the managed practices and the limited management practices;

•	increased competition, which could lead to negative pressure on our pricing and the need for increased marketing;

•	the inability to maintain, establish or renew relationships with physician practices, whether due to competition or other factors;

•	the inability to comply with regulatory requirements governing our owned practices, the managed practices and the limited management practices;

•	that projected operating efficiencies will not be achieved due to implementation difficulties or contractual spending commitments that cannot be reduced;

•	current cash on hand will be inadequate to fund daily operations; and

•	general risks associated with our businesses.

In addition to the risks and uncertainties discussed above you can find additional information concerning risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements in our annual report on Form 10-K for the year ended December 31, 2006, under the section “Risk Factors.” The forward-looking statements contained in this quarterly report represent our judgment as of the date of this quarterly report, and you should not unduly rely on such statements.

Outlook

PainCare is a provider of pain-focused medical and surgical solutions. Through our proprietary network of acquired or managed physician practices and ambulatory surgery centers, and in partnership with independent physician practices and medical institutions throughout the United States and Canada, PainCare is committed to utilizing the most advanced science and technologies to diagnose and treat pain stemming from neurological and musculoskeletal conditions and disorders.

Our business is currently divided into four primary operating divisions; pain management, surgery, ancillary services and a fourth that manages certain other revenue producing activities and corporate functions. These four segments correspond to our four reporting segments discussed later in this Item.

As shown by the following charts, our pain management and ancillary segments comprise 90.3% of our consolidated Net operating revenues and 84.9% of our operating earnings from our three primary operating segments for the three months ended March 31, 2007.

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

While we expect our 2007 operating results will be consistent with the fact that we are still in a turnaround period, we are optimistic about the long-term positioning of PainCare. We continue to offer high quality services in growing segments of the health care industry which should provide long-term growing opportunities. In addition, we are stabilizing operations across all of our operating segments by focusing on volume growth, expense control through cash management initiatives and centralizing the accounting processes.

Results of Operations

During the three months ended March 31, 2007 and 2006, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2007	2006
		(as restated)
Government	$3,564,545	$3,637,228
Private Ins.	6,690,645	8,061,670
Personal Injury	629,518	1,989,002
Self-pay	817,038	270,131
Workers’ compensation	2,123,814	2,401,254

Total	$13,825,560	$16,359,285

When reading our condensed consolidated statements of operations, it is important to recognize the following items included within our results of operations:

Impairments. The Company continually evaluates the performance of our individual practices. Any practice that is deemed to be underperforming will become subject to more direct oversight by our management team. To the extent additional oversight fails to improve the practice’s performance over a period of time, the practice will become subject to additional company imposed actions, but not limited to, potential restructuring or divestiture. Due to this analysis, the company took an additional $229,745 charge to Health Care Center of Tampa.

Disposal of a business unit. The Company entered into and signed a rescission agreement with Centeno Shultz, Inc. on February 28, 2007. At March 31, 2007, all consolidated transactional information pertaining to Centeno has been classified as loss on disposal.

Assets held for sale. The Company determined during the fourth quarter of 2006 that it would sell three ambulatory surgical centers, (“ASC’s”), reported within the Ancillary Services segment, to restructure the Company’s balance sheet. Originally the Company planned to sell the ASC’s as a single package deal, but on January 2, 2007, the Company was advised to syndicate these ASC’s in an effort to make them more attractive to a larger spectrum of potential suitors. During the three months ended March 31, 2007 the Company mutually reached an agreement with GPP/GSC to rescind their agreement. These subsidiaries are now listed as assets held for sale on the Company’s consolidated financial statements. Additional details regarding assets held for sale can be found in this Item under the heading “Results of Discontinued Operations and Assets Held for Sale.”

For the three months ended March 31, 2007 and 2006, our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change 2007 vs. 2006
	2007	2006
Net operating revenues from continuing operations	$13,825,560	$16,359,285	(15.5)%
Operating expenses from continuing operations:
Salaries/benefits/bonuses	7,290,856	6,268,425	16.3%
Payroll tax expense	888,778	728,234	22.0%
Professional fees	2,268,170	1,603,018	41.5%
Supplies	862,101	640,058	34.7%
Other operating expenses	4,155,708	5,366,443	(22.5)%
Depreciation and amortization	630,305	957,058	(34.1)%
Derivative (benefit) expense	—	(10,394,555)
Impairment of goodwill	229,745	—
Total operating expenses	16,325,663	5,168,681	215.9%
Operating income (loss)	$(2,500,103)	$11,190,604
Income (loss) from continuing operations before income tax benefit (expense)	(4,127,351)	21,054,596	115%
Income tax benefit (expense)	1,437,174	(3,920,837)	—
Gain (loss) from discontinued operations, net of tax	(484,920)	91,682	—
Cumulative change of accounting principle, net of tax	—	991,925	—
Net income (loss)	$(3,175,097)	$18,217,366	—

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2007	2006
Salaries/benefits/bonuses	52.7%	38.3%
Payroll tax expense	6.4	4.5
Professional fees	16.4	9.8
Supplies	6.2	3.9
Other operating expenses	30.0	32.8
Depreciation and amortization	4.6	5.9
Derivative expense (income)	—	63.5
Impairment of goodwill, intangible assets	1.7	—
Total operating expenses as a % of net operating revenues	118.0%	158.7%

Net operating Revenues

Our consolidated net operating revenues primarily include revenues from patient care services provided by one of the three primary operating segments.

Net operating revenues from continuing operations decreased by approximately $2.5 million, or 15.5% from 2006 to 2007. This decrease was due primarily to the operating results of several practices during the quarter, three of which have been disposed of since March 31, 2006.

Salaries/Benefits/Bonuses

Salaries, benefits and bonuses represents the most significant expense and include all amounts paid to full and part-time employees, including all related costs of benefits and bonuses provided to employees. It also includes amounts paid for contract labor. Salaries, benefits and bonuses increased by $1,022,000, or 16.3% from 2006 to 2007. This increase is primarily related to the additional employees recruited on all operational levels in the later half of 2006.

Payroll Tax Expense

Payroll tax and expense includes the employer portion of payroll tax charged to all employees as well as all associated expenses incurred with the payroll process. Payroll tax and expense increased by $160,500, or 22% from 2006 to 2007. This increase is due to the additional employees recruited on all operational levels in the later half of 2006, referred to in the salaries, benefits and bonuses section.

Professional fees

Professional fees include those fees associated with outside contractors performing professional development services. Professional fees also include professional consulting fees associated with operational functions such as Sarbanes-Oxley compliance and certain legal and accounting fees. From 2006 to 2007 professional fees increased by $665,000, or 41.5%. This increase in professional fees is primarily due to legal and accounting fees along with consulting fees related to debt restructuring.

Supplies

Supplies include the costs associated with supplies used while providing patient care at our facilities. Examples include bandages, syringes, linens, injectable pharmaceuticals, and numerous other items. In each year, our pain management and ancillary service segments comprise the majority of our supply expense. The amount of supplies used 2007 increased by $222,000, or 34.7% from 2006. This increase is primarily due to an increase in the volume of the supplies used.

Other operating expenses

Other operating expenses include costs associated with managing and maintaining our operating facilities as well as the general and administrative costs related to the operations of our corporate office. These expenses include such items as repairs and maintenance, utilities, contract services, rent, and insurance. Other operating expenses decreased by $1,210,735, or 22.5% from 2006 to 2007. This decrease is the direct result of new corporate expenditure policies and procedures introduced to control spending throughout each of the operating segments.

Depreciation and amortization

Depreciation and amortization relate to the monthly and quarterly charge of our fixed and intangible assets. Such assets include property, plant and equipment, medical equipment and office equipment. Depreciation and amortization remained relatively flat from 2006 to 2007.

Derivative expense (income)

Derivative expense/income is directly related to our current stock price. As our stock price increases, our derivative expense increases and as our stock price decreases our derivative expense then becomes derivative income. During 2006, we recorded derivative income of $10.0 million. The derivatives resulted in no income or expense during the first quarter of 2007.

Impairment of goodwill, intangible assets

The expenses associated with impairment of goodwill and intangible assets relates to impairment charges taken against; subsidiary goodwill, our MedX contract right, our three owned EDX contracts rights and an impairment charge against our contract with Denver Pain Management. We have recorded $229,745 in impairment charges for The Health Care Center of Tampa subsidiary to reflect our best estimate of the fair value of the entity.

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

Our Consolidated Adjusted EBITDA for the three months ended March 31, 2007 and 2006 was as follows:

Reconciliation of Loss from Continuing Operations to Consolidated Adjusted EBITDA

	Three Months Ended March 31,
	2007	2006
Net Income	$(3,175,097)	$18,217,366
Less cumulative effect of a change in accounting principle, net of tax	—	(991,925)
Less income (loss) from discontinued operations, net of tax	484,920	(91,682)

Loss from continuing operations	$(2,690,177)	$17,133,759
Benefit (provision) for income tax expense	1,437,174	(3,920,837)
Depreciation and amortization	630,305	957,058
Impairment of goodwill	229,745	—
Interest expense	1,652,674	618,094
Other income	(25,426)	(87,531)

Consolidated EBITDA	(1,640,053)	22,542,217
Derivative income	—	(10,394,555)
Non-cash compensation	66,234	(9,249,269)

Consolidated Adjusted EBITDA after derivative income and non-cash compensation	$(1,573,819)	$2,898,393

Reconciliation of Consolidated Adjustment EBITDA to Net Cash Provided by (Used In) Operating Activities

	Three Months Ended March 31,
	2007	2006
Consolidated Adjusted EBITDA	$(1,573,819)	$2,898,393
Interest expense and amortization of debt and discount and fees	(1,652,674)	(618,094)
Other income	25,426	87,531
Amortization of debt issue costs, debt discounts, and fees	570,737	376,384
Stock issued for interest payments	194,140	196,050
Current portion of income tax provision	1,437,174	545,671
Non-cash interest for forbearance fees	832,500	—
Loss on disposal of property and equipment	21,790	—
Non-cash transactions	11,342	(489)
Change in operating assets and liabilities, net of assets acquired	(1,029,386)	(2,396,040)
Net cash used in operating activities attributed to discontinued operations	(467,099)	(641,983)

Net Cash Provided by (Used In) Operating Activities	$(1,629,869)	$447,423

The contractual EBITDA amount for the quarters ending March 31, 2006 and 2007 were $8,000,000 and $10,000,000, respectively.

Consolidated Adjusted EBITDA decreased $4,322,212, or 50.9%, from March 31, 2006 to 2007. The decrease in Consolidated Adjusted EBITDA is primarily due to the increase in cash needs associated with consulting and professional fees for the year 2006 audit.

Segment Results of Operations

Our internal financial reporting and management structure is focused on the major types of services provided by PainCare. We currently provide various patient care services through three operating segments and certain other services through a fourth segment, which correspond to our four reporting business segments: (1) pain management, (2) surgery, (3) ancillary services, and (4) corporate and other. For additional information regarding our business segments, including a detailed description of the services we provide and financial data for each segment, please see Item 1, Business, and Item 7, Management’s Discussion and Analysis of Financial Condition and results of Operations, to our 2006 Form 10-K and Note 24, Segment Reporting, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. Future changes to this organization structure may result in changes to the reportable segments disclosed.

For the three months ended March 31, 2007 and 2006, our results of operations by segment were as follows:

	Three Months Ended March 31,
	2007	2006
Net operating revenues
Pain Management	$9,622,598	$10,649,878
Surgery	1,342,193	1,881,030
Ancillary Services	2,860,769	3,828,377
Corporate and Other	—	—
Operating Earning*
Pain Management	1,394,612	2,998,534
Surgery	(177,664)	484,923
Ancillary Services	112,060	969,183
Corporate and Other	(3,829,111)	(6,737,964)

*	Results of operations for each operating segment include divisional overhead, but exclude corporate overhead. All corporate overhead is included in our corporate and other segment. See note, 24, to the financial statements included in our 2006 Form 10-K for additional information.

Pain Management

For the three months ended March 31, 2007 and 2006, our pain management segment comprised approximately 69.6% and 65.1%, respectively, of consolidated net operating revenues.

Surgery

For the three months ended March 31, 2007 and 2006, our surgery segment comprised approximately 10% and 11.5%, respectively, of consolidated net operating revenues.

Ancillary Services

For the three months ended March 31, 2007 and 2006, our ancillary services comprised of approximately 20.7% and 23.4%, respectively, of consolidated net operating revenues.

Corporate and Other

The corporate and other segment is comprised of all corporate overhead which does not recognize any revenues.

Results of Discontinued Operations and Assets Held for Sale

PainCare Holdings, Inc., through its subsidiaries, provides healthcare services for the treatment of pain through physician practices and surgery centers in North America and Canada. PainCare’s surgery segment constitutes a component of the entity because the operations of and cash flows of the ancillary segment can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

With the intention of narrowing our core business strategy and to reduce debt obligations, PainCare’s management decided during 2006 to exit the ambulatory surgical center acquisition strategy, and has since committed to a plan to sell our interests in our three ambulatory surgical centers (ASC’s). PainCare’s ASC’s are classified as held for sale and measured at the lower of their carrying amount or fair value less costs to sell. The operations and cash flows of these ASC’s will be eliminated from continuing operations as a result of the sale transaction, and PainCare will have no continuing involvement in the operations of the product group after it is sold. The scenario meets the requirements of FASB Statement No. 144. Therefore PainCare will report the results of operations of the component, including any gain or loss, in discontinued operations.

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

The entities included in discontinued operations that are classified in the ancillary segment are Physiom and the Pain Surgery Centers Inc. The practices that are included in the Pain management operating segment are Georgia Pain and Centeno. The results of the discontinued operations of Physiom, Centeno, GSC/GPP and the PainCare Surgery Centers, Inc, businesses, included in the accompanying consolidated statements of operations for the quarters ended March 31, 2007 and 2006 were as follows:

	2007					2006
	Centeno	GSC/GPP	PCSI	Adjustments	Total	PhysIom	Centeno	GSC/GPP	PCSI	Adjustments	Total
Net Revenue	371,347	1,017,084	3,810,954	—	5,199,385	783,826	1,151,369	1,428,252	3,585,742	—	6,949,189
Cost of revenue and operating expenses	398,455	1,222,508	2,078,804	—	3,699,767	487,535	477,842	1,204,523	2,270,628	(11,291)	4,429,237
Operating income (loss)	(27,108)	(205,424)	1,732,150	—	1,499,618	296,291	673,527	223,729	1,315,114	11,291	2,519,952
Interest (expense)	(177)	(215)	(3,141)	(1,533,552)	(1,537,085)	—	—	—	—	—	—
Other income (loss)	—	1,340	5,770	—	7,110	—	(502)	1,773	49,930	(1,310,723)	(1,259,522)
Income (loss) before provision for income taxes and minority interest	(27,285)	(204,299)	1,734,779	(1,533,552)	(30,357)	296,291	673,025	225,502	1,365,044	(1,299,432)	1,260,430
Provision (benefit) for income taxes	(9,190)	(61,849)	(40,591)	-	(111,630)	100,935	229,952	85,614	378,377	-	794,878
Income (loss) before minority interest	(18,095)	(142,450)	1,775,370	(1,533,552)	81,273	195,356	443,073	139,888	986,667	(1,299,432)	465,552
Minority interest in earnings of discontinued operations	—	—	322,843	—	322,843	118,516	—	—	255,354	—	373,870
Income from discontinued operations	(18,095)	(142,450)	1,452,527	(1,533,552)	(241,570)	76,840	443,073	139,888	731,313	(1,299,432)	91,682
Loss from disposal of discontinued operations, net of tax	—	—	—	243,350	243,350	—	—	—	—	—	—
Total income (loss) from discontinued operations	(18,095)	(142,450)	1,452,527	(1,776,902)	(484,920)	76,840	443,073	139,888	731,313	(1,299,432)	91,682

The assets and liabilities of the Centeno, GPP and PainCare Surgery Centers, Inc. businesses included in the consolidated balance sheets as of March 31, 2007 and December 31, 2006 were as follows:

	For the three months ended	For the twelve months ended
	March 31, 2007	December 31, 2006
Assets
Cash	$317,254	$807,077
Accounts receivable	8,361,345	8,308,134
Deposits and prepaids	648,662	384,491
Deferred taxes	—	232,306

Current assets of discontinued operations	9,327,261	9,732,008

Property and equipment, net	1,400,772	1,572,004
Goodwill	26,062,738	27,142,361
Other assets	759,879	831,669
Non-current deferred tax asset	806,124	716,903

Non-current assets of discontinued operations	29,029,513	30,262,937

Total assets of discontinued operations	$38,356,774	$39,994,945
Liabilities
Accounts payable and accrued liabilities	$1,552,665	$1,405,097
Current portion of capital lease obligations	14,286	18,367
Current portion of notes payable		62,000

Current liabilities of discontinued operations	1,566,951	1,485,464

Capital lease obligations	11,250	46,859
Deferred taxes	—	—

Long term liabilities of discontinued operations	11,250	46,859

Total liabilities of discontinued operations	$1,578,201	$1,532,323
Minority interest in discontinued operations	2,275,490	2,191,798
Book value of net assets	$36,778,573	$38,462,622

On February 28, 2007, the PainCare Holdings Inc. parties and Centeno Shultz, Inc. entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets of the PainCare Sub for purchase price of the lesser of $250,000 or the total amount of proceeds generated from the sale of certain shares of common stock of PainCare ( the “PainCare Shares”) issued to the Centeno Parties in the Purchase Transaction, and (ii) in exchange for the PainCare parties to terminate the Management Agreement and any and all other agreements between CSI and the PainCare Parties, CSI paid the PainCare Parties $750,000 plus all remaining proceeds in excess of $250,000 from the sale of the PainCare shares. In connection with the termination of the Management Agreement, CSI entered into a promissory note with a principal balance of $375,000 with imputed interest of 8.25% payable by June 1, 2008.

The discontinued operations of the PainCare Surgeries Centers, Inc. were allocated interest because the Company is required by our senior lender HBK Investments to repay their note upon the sale of PainCare Surgery Centers, Inc. As a result interest expense of $1,533,552 and 1,354,350, respectively, has been included in the results of the discontinued operations recorded as held for sale.

The following table shows the components of the loss from sale of Centeno Schultz, Inc., net of taxes as of February 28,2007:

Proceeds	$1,419,302
Book value of net assets disposed	(1,769,108)
Cost of disposition	(18,906)

Loss on sale of discontinued operations	(368,712)
Income tax benefit	125,362

Loss on sale of discontinued operations, net	$(243,350)

Liquidity and Capital Resources

General

As of March 31, 2007, the Company had a working capital deficit from continuing operations of $36,215,993 including $2,623,725 of cash and cash equivalents. The Company’s cash provided by (used in) continuing operating activities for the three months ended March 31, 2007 and 2006, was ($1,162,770) and $1,089,406 respectively.

The Company expects to utilize it’s available cash and cash equivalents to fund its operating activities. We have significantly curtailed our acquisition model and have a plan to reduce expenses prospectively. The Company is continuing to pursue fund-raising possibilities through either the sale of its securities, debt financing or asset dispositions. There can be no assurance that we will be able to effectuate any of the foregoing alternatives on terms that we deem to be reasonable given the circumstances. If the Company is unable to effectuate any of the foregoing alternatives on reasonable terms and/or the level of cash and cash equivalents falls below anticipated levels, it is uncertain if we will have the ability to continue our operations as they are currently conducted beyond the second quarter of 2007. The accompanying financial statements have been prepared on the assumption that we will continue as a going concern.

HBK Notice of Default

On March 21, 2007, we received a notice of default (the “HBK Notice”) from HBK Investments L.P. (the “Agent”) with respect to that certain Loan and Security Agreement dated May 11, 2005, as amended (the “Loan Agreement”), entered into by the Company, the Company’s subsidiaries, the Agent, HBK Master Fund L.P., (“HBK-MF”) and Del Mar Master Fund Ltd. (“Del Mar,” and together with HBK-MF the “Lenders”). The HBK Notice provides that (i) the default rate of interest as set forth in the Loan Agreement is in effect until such time as all such alleged events of default have either been cured or waived in writing, and (ii) the Agent and Lenders expressly reserve all of their remedies, powers, rights, and privileges under the Loan agreement, at law, in equity, or otherwise including, without limitation, the right to declare all obligations under the Loan Agreement immediately due and payable. On March 21, 2007, we received a notice from the Agent that the Agent would be charging interest at the default rate until all existing events of default have been waived in accordance with the Loan Agreement. The default rate is LIBOR plus 10.25% or approximately 15.57% as of March 21, 2007. We are currently engaged in negotiations with the Agent in an effort to enter into a forbearance agreement. Should we fail to enter into a forbearance agreement, or should we enter into a forbearance agreement and fail to comply with the terms thereof, the Agent may attempt to exercise one or more of its rights under the Loan Agreement and/or as a secured creditor, which could materially adversely effect our financial condition and operations.

CPM Notice of Default

On March 15, 2007, we received a notice of breach and default (the “CPM Notice”) from The Center for Pain Management, LLC (“CPM”) with respect to that certain Asset Acquisition Agreement dated December 1, 2004 (the “APA”) entered into by the Company, PainCare Acquisition Company XV, Inc. (the “Subsidiary”), CPM, and the owners of CPM (the “Members”). The CPM Notice provides that unless the alleged events of default set forth in the CPM Notice are cured by the Company, (i) certain non-competition and non-solicitation provisions binding the Members will cease as of April 24, 2007, and (ii) CPM and the Members will have, as of April 12, 2007, certain rights under that certain Stock Pledge Agreement dated December 1, 2004 (the “Pledge Agreement”) entered into by the Company and the Members, including, but not limited to, the right to foreclose on the issued and outstanding shares of stock of the Subsidiary. Since receipt of the CPM Notice we have been actively engaged in negotiations with CPM in an effort to resolve the disputes between us. We have, as a result of the foregoing negotiations, reached an agreement in principal providing for our sale of CPM and the related surgery center operations to those individuals from whom we originally purchased the operations. The completion of the transactions remains subject to the negotiation and execution of definitive transaction documents.

Convertible Debentures

We are currently in technical default of the terms of the convertible debentures issued to Midsummer Investments, Ltd and Islandia LP, as a result of our default under the terms of the HBK loan facility. We have not, to date, received any formal notification of default from either Midsummer or Islandia.

Contractual Obligations

A summary of our contractual obligations and commercial commitments at March 31, 2007 were as follows:

	Total	Less than 1 Year	One-3 Years	Three-5 Years	5+ Years
Long-term debt	$34,195,868	$34,195,868	$—	$—	$—
Convertible debentures	12,676,613	12,676,613	—	—	—
Capital leases	2,969,055	1,311,545	1,606,820	50,690	—
Operating leases	9,868,267	2,298,323	3,628,495	2,568,558	1,372,891
Acquisition consideration	21,103,093	15,353,095	5,749,998	—
Employment agreements	2,400,000	600,000	1,800,000	—
Total contractual obligations	$83,212,896	$66,435,444	$12,785,313	$2,619,248	$1,372,891

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

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2006 Form 10-K and Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. Of our significant accounting policies, those that we consider to the be most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies,” to our 2006 Form 10-K.

Recent Accounting Pronouncements

For additional information regarding recent accounting pronouncements, please see Note 1, Organization and Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

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

Interest Rate Risk

We are subject to interest rate risk in that our senior credit facility accrues interest at variable market rates. As of March 31, 2006, we had $27.8 million of variable rate debt outstanding under the senior credit facility. At December 31, 2006, the facility bore interest at the rate of LIBOR plus 7.25% or Prime plus 4.5% . On March 21, 2007 we received notice from the Agent that the default interest rate of LIBOR plus 10.25% (15.57%) was then in effect. A hypothetical 10% increase in the interest rate under the facility would decrease our pre-tax earnings and operating cash flows by approximately $430,000.

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. At December 31, 2006, we performed the impairment tests and determined impairment was needed for both goodwill and the other intangible assets. The total impairment was $33,994,512 for continuing operations and $2,297,013 for discontinued operations. An additional impairment to goodwill of $229,745 was recorded during the quarter ended March 31, 2007.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our disclosure committee and management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). During this evaluation, management considered the impact any material weaknesses and other deficiencies in our internal control over financial reporting might have on our disclosure controls and procedures. In accordance with Section 404 of the Sarbanes-Oxley Act and the rules and regulations promulgated under this section, we were required for our Annual Report on Form 10-K for the year ended December 31, 2006 to evaluate and report on our internal control over financial reporting. In our report contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we reported the following material weaknesses:

•	Inadequate segregation of duties in the field locations

•	Inadequate controls to timely identify, analyze, record, and properly disclose all transactions with related parties

•	Inadequate controls over the authorization, reconciliation and the safeguarding of assets

•	Inadequate controls over operating knowledge or training, adequate backup and security of certain critical financial systems

•	Inadequate controls over the timeliness and accuracy of the monthly close process

•	Inadequate technical expertise with respect to income tax accounting and tax compliance to effectively oversee these areas

•	Inadequate controls to ensure validity, completeness and accuracy of contractual adjustments

•	Inadequate controls over the reconciliation and controls surrounding payroll

•	Inadequate controls related to proper accounting for complex and non-routine transactions

•	Inadequate controls to monitor and analyze retirement plans

Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting as of December 31, 2006 have not yet been remediated, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were not effective as of March 31, 2007. To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting and ensure the integrity of our financial reporting processes for the remainder of 2007, we are planning the following enhancements:

Identification and implementation of the proper accounting for complex, non-routine transactions, contractual adjustments, assets and retirement plans.

Additional staffing to allow the controller and assistant controller essential time to oversee the accounting organization as well as other actions to strengthen the operation and effectiveness of our internal controls, accounting issues, and prepare the required disclosures in the notes to the financial statements.

Engage a third party advisor with expertise in identifying, researching and evaluating the appropriateness of complex accounting principles and for evaluating the effects of new accounting pronouncements.

Segregation of duties in the field locations and controls over payroll

Consolidation of disbursements and the payroll process from decentralized field locations into a centralized process at the company’s headquarters.

Timely identify, analyze, record, and properly disclose all transactions with related parties

Consolidation of disbursements and the payroll process from decentralized field locations into a centralized process at the company’s headquarters.

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

Timeliness and accuracy of the monthly close process

Consolidation of disbursements and the payroll process from decentralized field locations into a centralized process at the company’s headquarters.

Engage a third party advisor with expertise in identifying, researching and evaluating the appropriateness of complex accounting principles and for evaluating the effects of new accounting pronouncements.

Accounting for income taxes

Continuing education for income tax accounting and compliance for the controller and assistant controller.

Engage a third party advisor to provide oversight over the income tax accounting and tax compliance as well as other actions to strengthen the income tax accounting function within the organization.

Until these changes are fully implemented, the material weaknesses will continue to exist. Management presently anticipates that the changes necessary to remediate these weaknesses will be in place by the end of the third quarter of 2007.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Class Action

On March 21, 2006, Roy Thomas Mould filed a complaint under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, as well as the Company’s chief executive officer and chief financial officer, before the United States District Court for the Middle District of Florida. The complaint is entitled Mould v. PainCare Holdings, Inc., et al. , Case No. 06-CV-00362-JA-DAB. Mr. Mould alleged material misrepresentations and omissions in connection with the Company’s financial statements which appear to relate principally to the Company’s previously announced intention to restate certain past financial statements. Ten additional complaints were filed shortly afterward before the same court which recite similar allegations. (Collectively, these cases will be referred to as the “Securities Litigation.”) Lead counsel was selected and a consolidated complaint was filed. On September 20, 2006, the Company filed a motion to dismiss the pending securities class action with the Federal District Court. Subsequently, the District Court referred the matter to a Federal Magistrate for a hearing, report and recommendation. On January 17, 2007, the Magistrate held a hearing and took the matter under submission. On March 26, 2007, the Magistrate issued a report which recommended that the District Court dismiss all outstanding claims with leave to amend. On April 25, 2007, the District Court signed an order adopting the Magistrate’s report and dismissed the Securities Litigation, with leave to amend.

Derivative Action

On April 7, 2006, Kenneth R. Cope filed a derivative complaint against the directors of the Company before the United States District Court for the Middle District of Florida. The complaint is entitled Cope v. Reuter, et al. , Case No. 06-CV-00449-JA-DAB. Mr. Cope alleges that the directors breached their fiduciary duties by failing to supervise and manage the operations of the company, among other claims. (This litigation is referred to as the “Derivative Action.”). In November of 2006, the Company and the plaintiff entered into a Stipulation and Agreement of Compromise, Settlement and Release, filed on November 30, 2006, and conditioned upon court approval. Concurrently with the filing of the foregoing agreement, the parties jointly moved for preliminary court approval, and thereafter, for final approval following notice to the Company’s shareholders. The Stipulation and Agreement was preliminarily approved by the court on January 12, 2007, and finally approved on April 20, 2007, at which time the Derivative Action was dismissed.

Other Matters

The Company and one of its subsidiaries are defendants in a lawsuit arising from business operations. It is the opinion of management that the final outcome of this matter will not materially affect the consolidated financial position of the Company.

Additional disclosure regarding the foregoing litigation and other litigation involving the Company is set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2006 Form 10-K, which could materially affect our business, financial condition, or operating results. The risks described in our 2006 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information sets forth certain information for all securities sold by the Company during the three months ended March 31, 2007 without registration under the Securities Act of 1933, as amended (the “Securities Act”).

Between January 1, 2007 and March 31, 2007 a total of 330,245 common stock shares were issued for the payment of convertible debenture interest due to Midsummer Investments, Ltd. and Islandia, L.P.

Between January 1, 2007 and March 31, 2007 a total of 169,376 common stock shares were issued representing the second of three earnout installments related to the Spine and Pain Center.

Between January 1, 2007 and March 31, 2007 a total of 56,822 common stock shares were issued representing the second of three earnout installments related to the purchase of three EDX contract rights.

With respect to the foregoing offers and sale of restricted securities, the Company relied on the provisions of Sections 4(2) and
4(6) of the Securities Act and rules and regulations promulgated thereunder, including, but not limited to

Rules 505 and 506 of Regulation D. The offers and sale of the securities was not made by any means of general solicitation, the securities were acquired by the investors without a view towards distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates or instruments, as the case may be, they have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would not be sold without registration under the Securities Act or pursuant to an applicable exemption from such registration.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

HBK Notice of Default

On March 21, 2007, we received a notice of default (the “HBK Notice”) from HBK Investments L.P. (the “Agent”) with respect to that certain Loan and Security Agreement dated May 11, 2005, as amended (the “Loan Agreement”), entered into by the Company, the Company’s subsidiaries, the Agent, HBK Master Fund L.P., (“HBK-MF”) and Del Mar Master Fund Ltd. (“Del Mar,” and together with HBK-MF the “Lenders”). The HBK Notice provides that (i) the default rate of interest as set forth in the Loan Agreement is in effect until such time as all such alleged events of default have either been cured or waived in writing, and (ii) the Agent and Lenders expressly reserve all of their remedies, powers, rights, and privileges under the Loan agreement, at law, in equity, or otherwise including, without limitation, the right to declare all obligations under the Loan Agreement immediately due and payable. On March 21, 2007, we received a notice from the Agent that the Agent would be charging interest at the default rate until all existing events of default have been waived in accordance with the Loan Agreement. The default rate is LIBOR plus 10.25% or approximately 15.57% as of March 21, 2007. We are currently engaged in negotiations with the Agent in an effort to enter into a forbearance agreement. Should we fail to enter into a forbearance agreement, or should we enter into a forbearance agreement and fail to comply with the terms thereof, the Agent may attempt to exercise one or more of its rights under the Loan Agreement and/or as a secured creditor, which could materially adversely effect our financial condition and operations.

CPM Notice of Default

On March 15, 2007, we received a notice of breach and default (the “CPM Notice”) from The Center for Pain Management, LLC (“CPM”) with respect to that certain Asset Acquisition Agreement dated December 1, 2004 (the “APA”) entered into by the Company, PainCare Acquisition Company XV, Inc. (the “Subsidiary”), CPM, and the owners of CPM (the “Members”). The CPM Notice provides that unless the alleged events of default set forth in the CPM Notice are cured by the Company, (i) certain non-competition and non-solicitation provisions binding the Members will cease as of April 24, 2007, and (ii) CPM and the Members will have, as of April 12, 2007, certain rights under that certain Stock Pledge Agreement dated December 1, 2004 (the “Pledge Agreement”) entered into by the Company and the Members, including, but not limited to, the right to foreclose on the issued and outstanding shares of stock of the Subsidiary. Since receipt of the CPM Notice we have been actively engaged in negotiations with CPM in an effort to resolve the disputes. We have, as a result of the foregoing negotiations, reached an agreement in principal providing for our sale of CPM and the related surgery center operations to those individuals from whom we originally purchased the operations. The completion of the transactions remains subject to the negotiation and execution of definitive transaction documents.

Convertible Debentures

We are currently in technical default of the terms of the convertible debentures issued to Midsummer Investments, Ltd and Islandia LP, as a result of our default under the terms of the HBK loan facility. We have not, to date, received any formal notification of default from either Midsummer or Islandia.

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

No matters require disclosure

ITEM 5.	OTHER INFORMATION

No matters require disclosure

ITEM 6.	EXHIBITS

No.	Description
3.01	Articles of Incorporation (1)

3.02	By Laws (1)

3.03	Amendment to Bylaws (2)

3.04	Amendment to Articles of Incorporation (3)

4.1	2000 Stock Option Plan of PainCare, Inc. (1)

4.2	2001 Stock Option Plan of PainCare, Inc. (1)

10.1	Supplemental Agreement by and among Mark Coleman, M.D., Prabaal Dey, M.D., Marc A. Loev, M.D. and Lester A. Zuckerman, M.D., Center for Pain Management ASC, LLC, PainCare Holdings, Inc. and PainCare Surgery Centers III, Inc. (4)

10.2	Promissory Note by and among PainCare Holdings, Inc. and Center for Pain Management ASC, LLC (4)

10.3	Forebearance Agreement by and among HBK Investments, L.P. and PainCare Holdings, Inc. (4)

10.4	Settlement and Rescission Agreement and Mutual Release by and between PainCare Holdings, Inc. and PainCare Neuromonitoring I, Inc. and Bruce Lockwood, M.D., John D. Bender and Richard A. Flores (4)

10.5	Settlement Agreement by and among PainCare Acquisition Company XXI, Inc., Christopher J. Centeno, M.D., P.C., Therapeutic Management, Inc., John Schultz, M.D. and Centeno Schultz, Inc. (5)

10.6	Termination Agreement by and among PainCare Acquisition Company XXI, Inc., Christopher J. Centeno, M.D., P.C., Christopher J. Centeno, M.D. and John Schultz, M.D.(5)

10.7	Management Services Termination Agreement by and among PainCare Acquisition Company XXI, Inc., Centeno Schultz, Inc., Christopher J. Centeno, M.D. and John Schultz, M.D.(5)

10.8	Sellers’ General Release delivered by PainCare Holdings, Inc. and PainCare Acquisition Company XXI, Inc. (5)

10.9	Purchasers’ General Release delivered by Centeno Schultz, Inc., Therapeutic Management, Inc., Christopher J. Centeno, M.D., P.C., Christopher J. Centeno, M.D., and John Schultz, M.D.(5)

10.10	Promissory Note by and among Centeno Schultz, Inc. and PainCare Acquisition Company XXI, Inc.(5)

10.11	Security Agreement by and among Christopher J. Centeno, M.D., P.C., Christopher J. Centeno, M.D., Centeno Schultz, Inc. and PainCare Acquisition Company XXI, Inc.(5)

10.12	Pledge Agreement by and among Christopher J. Centeno, M.D., John Schultz, M.D., Christopher J. Centeno, M.D., P.C. and Centeno Schultz, Inc. and PainCare Acquisition Company XXI, Inc.(5)

10.13	Notice of Events of Default and Reservation of Rights by and among PainCare Holdings, Inc. and HBK Investments, L.P. (6)

10.14	Notice of Breach and Default Under Asset Purchase by and among PainCare Holdings, Inc., PainCare Acquisition Company XV, Inc. and The Center for Pain Management, LLC.(6)

31.1	Certification of Chief Executive Officer of PainCare Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial and Accounting Officer of PainCare Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Chief Executive Officer and Chief Financial and Accounting Officer of PainCare Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC with the Company’s Form S-4 on January 4, 2002
(2)	Previously filed with the SEC with the Company’s Form 8-K on July 12, 2005
(3)	Previously filed with the SEC with the Company’s Form 8-K on August 11, 2005
(4)	Previously filed with the SEC with the Company’s Form 8-K on January 3, 2007
(5)	Previously filed with the SEC with the Company’s Form 8-K on March 5, 2007
(6)	Previously filed with the SEC with the Company’s Form 8-K on March 27, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 18, 2007	PainCare Holdings, Inc.

/s/ Randy A. Lubinsky
Randy A. Lubinsky
Chief Executive Officer

Date: May 18, 2007	/s/ Mark Szporka
Mark Szporka
Chief Financial & Accounting Officer