Form 10-Q
period 2007-06-30
PAINCARE HOLDINGS INC
filed 2007-08-28
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 23, 2007 there were 67,532,050 outstanding shares of the Registrant’s common stock, $0.0001 par value.

PAINCARE HOLDINGS, INC.

INDEX

PAINCARE HOLDINGS, INC.

Consolidated Balance Sheets

As of June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$931,569	$2,695,460
Accounts receivable, less allowance for doubtful accounts of $1,148,006 and $1,104,834	7,940,064	8,650,466
Deposits and prepaid expenses	319,551	649,668
Note receivable	636,413	500,000
Current deferred tax asset	3,348,371	1,921,825
Income tax receivable and deferred tax asset	5,580,836	4,135,376
Current assets of discontinued operations	6,650,142	12,567,030

Total current assets	25,406,946	31,119,825
Property and equipment, net	8,480,135	8,994,837
Goodwill, net	42,161,346	56,455,055
Other assets	3,295,967	3,824,044
Non-current assets of discontinued operations	11,557,216	62,983,972

Total assets	$90,901,610	$163,377,733

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$4,907,757	$4,295,402
Accrued interest	3,037,915	781,971
Acquisition consideration payable	811,998	4,026,209
Current portion of notes payable	22,436,759	34,053,378
Current portion of convertible debentures	12,839,354	12,415,480
Derivative liabilities	600,000	600,000
Current portion of capital lease obligations	1,196,410	1,383,790
Current liabilities of discontinued operations	1,766,500	2,042,215

Total current liabilities	47,596,693	59,598,445
Capital lease obligations, less current portion	1,399,172	1,717,138
Non-current deferred tax liability	3,348,371	2,254,403
Non-current liabilities of discontinued operations	—	264,968

Total liabilities	52,344,236	63,834,954

Minority interests related to discontinued operations	2,904,605	2,191,797
Stockholders’ equity:
Common stock, $.0001 par value. Authorized 200,000,000 shares; issued and outstanding 67,532,050 and 66,292,721 shares, respectively	6,753	6,629
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; issued and outstanding -0- shares
Additional paid in capital	143,410,198	142,763,156
Accumulated deficit	(107,860,529)	(45,465,595)
Accumulated other comprehensive income	96,347	46,792

Total stockholders’ equity	35,652,769	97,350,982

Total liabilities and stockholders’ equity	$90,901,610	$163,377,733

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
Revenues:
Pain management	$6,111,888	$6,568,065	$12,276,948	$12,339,476
Surgeries	859,172	1,604,047	2,201,365	3,485,077
Ancillary services	2,605,306	2,669,732	5,466,076	7,163,899

Total revenues	9,576,366	10,841,844	19,944,389	22,988,452
Cost of revenues	5,208,931	3,000,576	8,710,749	5,683,077

Gross profit	4,367,435	7,841,268	11,233,640	17,305,375
General and administrative expense	8,201,889	10,477,491	17,945,617	9,685,231
Impairment	15,225,074	—	15,225,074	—
Amortization expense	191,017	564,045	222,600	1,006,957
Depreciation expense	473,911	401,812	901,478	838,405

Operating income (loss)	(19,724,456)	(3,602,080)	(23,061,129)	5,774,782
Interest income (expense)	(1,539,452)	(1,424,349)	(3,277,368)	(2,038,000)
Derivative benefit (expense)	—	98,396	—	10,492,951
Other income (expense)	(35,464)	313,840	(10,215)	440,421

Income (loss) from continuing operations before income taxes	(21,299,372)	(4,614,193)	(26,348,712)	14,670,154
Benefit (provision) for income taxes	146,655	1,466,685	1,886,453	(1,927,304)

Income (loss) from continuing operations	(21,152,717)	(3,147,508)	(24,462,259)	12,742,850

Discontinued operations:
Income (loss) from discontinued operations (less applicable income tax (provision) benefit of ($55,503), ($1,912,165), ($10,129), and ($3,233,891))	(6,834,187)	2,597,757	(6,331,029)	3,932,840
Loss on disposal of discontinued operations	(31,232,934)	—	(31,601,646)	—

Income (loss) from discontinued operations, net of tax	(38,067,121)	2,597,757	(37,932,675)	3,932,840
Income (loss) from operations before a cumulative effect of a change in accounting principle	(59,219,838)	(549,751)	(62,394,934)	16,675,690

Cumulative effect of a change in accounting principle (net of tax of $661,283)	—	—	—	991,925

Net income (loss)	$(59,219,838)	$(549,751)	$(62,394,934)	$17,667,615

Basic income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(.31)	$(.05)	$(.36)	$.20
Income (loss) from discontinued operations	$(.57)	$(.04)	$(.57)	$.06
Cumulative effect of a change in accounting principle	—	—	—	$.02

Net income (loss)	$(.88)	$(.01)	$(.93)	$.28

Diluted income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(.31)	$(.05)	$(.36)	$.18
Income (loss) from discontinued operations	$(.57)	$(.04)	$(.57)	$.05
Cumulative effect of a change in accounting principle	—	—	—	$.01

Net income (loss)	$(.88)	$(.01)	$(.93)	$.24

Basic weighted average common shares outstanding	67,263,159	64,482,619	66,842,451	63,011,366
Diluted weighted average common shares outstanding	67,263,159	64,482,619	66,842,451	71,718,631

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006 (Unaudited)

	2007	2006
	(unaudited)	(as restated)
Cash flows from operating activities:
Net income (loss)	$(62,394,934)	$17,667,615
Loss (income) from discontinued operations, net of tax	37,932,675	(3,932,840)
Cumulative effect of a change in accounting principle, net of tax	—	(991,925)

Income (loss) from continuing operations	(24,462,259)	12,742,850
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	901,478	838,405
Amortization	222,600	1,006,957
Impairment charges	15,225,074	—
Fair value of options issued to employees	130,100	(8,729,821)
Loss on disposal of property and equipment	121,978	—
Amortization of debt discount	499,599	1,330,064
Stock issued for interest payments	194,140	196,050
Derivative benefit	—	(10,492,951)
Other non-cash transactions	49,555	431,373
Change in operating asset and liabilities:
Accounts receivable	710,402	(1,012,239)
Deposits and prepaid expenses	330,117	27,259
Other assets	109,722	82,010
Deferred taxes	519,762	3,180,782
Interest payable	2,255,944	—
Income tax payable	(1,445,462)	409,573
Accounts payable	567,688	(116,310)

Net cash provided by (used in) operating activities from continuing operations	(4,069,562)	(105,998)
Net cash provided by operating activities attributable to discontinued operations	916,492	1,991,534

Net cash provided by (used in) operating activities	(3,153,070)	1,885,536
Cash flows from investing activities:
Purchase of property and equipment	(330,469)	(763,796)
Cash paid for earnouts	(331,122)	(7,705,992)
Cash used for acquisitions	—	(9,982,214)
Cash from disposition	6,771,518	655,556

Net cash provided by (used in) investing activities from continuing operations	6,109,927	(17,796,446)
Net cash provided by (used in) investing activities attributable to discontinued operations	19,290	(258,506)

Net cash provided by (used in) investing activities	6,129,217	(18,054,952)
Cash flows from financing activities:
Proceeds from issuance of common stock, net capital offering costs	—	4,090,707
Payments of capital lease obligations	(633,097)	(835,812)
Increase in notes receivable, net of payments	(136,413)	(637,999)
Payment on notes payable	(4,486,679)	(752,000)
Notes payable issued	—	2,000

Net cash provided by (used in) financing activities from continuing operations	(5,256,189)	1,866,896
Net cash provided by (used in) financing activities attributed to discontinued operations	(549,802)	(2,161,233)

Net cash provided by (used in) financing activities	(5,805,991)	(294,337)

Net increase (decrease) in cash and cash equivalents	(2,829,844)	(16,463,753)
Cash and cash equivalents at beginning of period includes cash from discontinued operations of $1,292,159 and $2,573,277	3,987,619	22,713,165

Cash and cash equivalents at end of period includes cash from discontinued operations of $226,206 and $1,831,072	$1,157,775	$6,249,412

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	1,550,403	2,464,787
Cash received (paid) for taxes	1,026,004	(2,538,328)
Non-cash investing and financing transactions:
Common stock issued for acquisitions	—	15,922,038
Common stock issued for contingent consideration	322,926	4,858,807
Acquisition consideration payable	811,998	2,154,300
Common stock issued for debenture conversions	—	15,735,237
Equipment purchased financed	229,363	—
Common stock issued for interest	194,140	—

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2007

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2006	66,292,721	6,629	$142,763,156	$(45,465,595)	$46,792	$97,350,982
Comprehensive loss:
Net loss				(62,394,934)		(62,394,934)
Cumulative translation adjustment					49,555	49,555

Total comprehensive loss						(62,345,379)
Common stock issued for earnouts- RMG	56,822	6	38,633	—	—	38,639
Common stock issued for earnouts- SOPC	169,376	17	62,652	—	—	62,669
Common stock issued for earnouts- HCCT	620,994	62	198,656	—	—	198,718
Common stock issued for earnouts- APG	61,892	6	22,894	—	—	22,900
Common stock options issued to employees	—	—	130,100	—	—	130,100
Common stock issued for debenture interest payments	330,245	33	194,107	—	—	194,140

Balances at June 30, 2007	67,532,050	6,753	$143,410,198	$(107,860,529)	$96,347	$35,652,769

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

The accompanying unaudited condensed consolidated financial statement of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (the “SEC”) in PainCare’s 2006 Annual Report on Form-10-K (the “2006 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in these interim statements, as allowed by such SEC rules and regulations. The balance sheet as of June 30, 2007 has been derived from unaudited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.

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

Reclassifications

Certain financial results have been reclassified to conform to the current period presentations. Such reclassifications primarily relate to subsidiaries we sold or have listed as available for sale in the three months ended June 30, 2007 that qualify under Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as discontinued operations. We reclassified our condensed consolidated balance sheet for the year ended December 31, 2006 and our condensed statement of operations’ comprehensive income and statement of cash flows for the six and three months ended June 30, 2006 to show the results of those qualifying subsidiaries. The Company also reclassified these subsidiaries for the six and three months ended June 30, 2007 as discontinued operations.

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

Cash and Cash Equivalents

The Company has a qualified cash requirement from the HBK Investments credit facility. This requires the Company to maintain a minimum consolidated balance of $2,000,000 in cash and cash equivalents at all times. As of June 30, 2007 the Company is in default of this covenant.

Accounts Receivable

Accounts receivable, net for continuing operations at June 30, 2007 consisted of:

Accounts receivable	$9,088,070
Less allowance for doubtful accounts	1,148,006

Accounts receivable, net	$7,940,064

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

Property and equipment, net for continuing operations at June 30, 2007 consisted of:

Furniture, fixtures equipment	$6,202,332
Medical equipment	9,111,644

Total cost	15,313,976
Less accumulated depreciation	6,833,841

Property and equipment, net	$8,480,135

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses for continuing operations at June 30, 2007 consisted of:

Accounts payable	$1,822,893
Accrued salaries	437,041
Accrued interest and penalties on ineffective registration statements	1,552,210
Accrued management bonuses	385,000
Other payable and accrued expenses	710,613

Accounts payable and accrued expenses	$4,907,757

Accrued Interest

Accrued interest for continuing operations at June 30, 2007 consisted of:

Convertible debenture	$491,200
Accrued interest on note payable	681,715
Accrued forbearance fee	1,665,000
Accrued loan fee	200,000

Accrued Interest	$3,037,915

Advertising Costs

Advertising expenditures relating to marketing efforts consisting primarily of marketing material, brochure preparation, printing and trade show expenses are expensed as incurred, which is included in general and administrative expense in the accompanying consolidated statements of operations. Advertising expense was $629,051 and $646,545 for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, advertising expense was $289,383 and $382,231, respectively.

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

In December 2006, the FASB approved EITF 00-19-2, “Accounting for Registration Payment Arrangements.” which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss . Early adoption of EITF 00-19-2 is permitted, and the Company has elected such early adoption.

(2) Going Concern

Current situation - August 2007

As of June 30, 2007, the Company had a working capital deficit from continuing operations of $27,073,389 including $931,569 of cash and cash equivalents. The Company’s cash provided by (used in) continuing operating activities for the six months ended June 30, 2007 and 2006, was ($8,867,168) and ($105,998), respectively.

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

HBK Notice of Default

On March 21, 2007, we received a notice of default (the “HBK Notice”) from HBK Investments L.P. (the “Agent”) with respect to that certain Loan and Security Agreement dated May 11, 2005, as amended (the “Loan Agreement”), entered into by the Company, the Company’s subsidiaries, the Agent, HBK Master Fund L.P., (“HBK-MF”) and Del Mar Master Fund Ltd. (“Del Mar,” and together with HBK-MF the “Lenders”). The HBK Notice provides that (i) the default rate of interest as set forth in the Loan Agreement is in effect until such time as all such alleged events of default have either been cured or waived in writing, and (ii) the Agent and Lenders expressly reserve all of their remedies, powers, rights, and privileges under the Loan agreement, at law, in equity, or otherwise including, without limitation, the right to declare all obligations under the Loan Agreement immediately due and payable. On March 21, 2007, we received a notice from the Agent that the Agent would be charging interest at the default rate until all existing events of default have been waived in accordance with the Loan Agreement. The default rate is LIBOR plus 10.25% or approximately 15.57% as of March 21, 2007. As of June 30, 2007 the principal and accrued interest due was $23,263,321 and $2,546,715.

CPM Notice of Default

On March 15, 2007, we received a notice of breach and default (the “CPM Notice”) from The Center for Pain Management, LLC (“CPM”) with respect to that certain Asset Acquisition Agreement dated December 1, 2004 (the “APA”) entered into by the Company, PainCare Acquisition Company XV, Inc. (the “Subsidiary”), CPM, and the owners of CPM (the “Members”). The CPM Notice provides that unless the alleged events of default set forth in the CPM Notice are cured by the Company, (i) certain non-competition and non-solicitation provisions binding the Members will cease as of April 24, 2007, and (ii) CPM and the Members will have, as of April 12, 2007, certain rights under that certain Stock Pledge Agreement dated December 1, 2004 (the “Pledge Agreement”) entered into by the Company and the Members, including, but not limited to, the right to foreclose on the issued and outstanding shares of stock of the Subsidiary. Since receipt of the CPM Notice we have been actively engaged in negotiations with CPM in an effort to resolve the disputes between us. We have, as a result of the foregoing negotiations, reached an agreement in principal providing for our sale of CPM and the related surgery center operations to those individuals from whom we originally purchased the operations. On May 21, 2007 the original purchase transaction was rescinded and the debt was forgiven.

Convertible Debentures

We are currently in technical default of the terms of the convertible debentures issued to Midsummer Investments, Ltd and Islandia LP, as a result of our default under the terms of the HBK loan facility. We have not, to date, received any formal notification of default from either Midsummer or Islandia.

Liquidated damages on PIPE investments

During 2006, The Company placed a private investment in public equity (PIPE) of $10.2 million. The execution of that equity issuance required The Company to file an effective registration statement for those shares within 90 days. Failure to have an effective registration statement within the prescribed time period has caused The Company to recognize liquidated damages of $1.7 million. The Company is currently in negotiations regarding the timing and method of payment to satisfy the obligation.

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

For the Six Months Ended June 30, 2007
	Pain Management	Surgery	Ancillary Services	Corporate	Totals
Net Revenues	$12,276,948	$2,201,365	$5,466,076	$—	$19,944,389
Operating income (loss)	$(7,992,802)	$(3,273,170)	$(3,736,881)	$(8,058,277)	$(23,061,129)

For the Three Months Ended June 30, 2007
	Pain Management	Surgery	Ancillary Services	Corporate	Totals
Net Revenues	$6,111,888	$859,172	$2,605,306	$—	$9,576,366
Operating income (loss)	$(8,553,864)	$(3,095,507)	$(4,609,032)	$(3,466,053)	$(19,724,456)

For the Six Months Ended June 30, 2006
	Pain Management	Surgery	Ancillary Services	Corporate	Totals
Net Revenues	$12,339,476	$3,485,077	$7,163,899	$—	$22,988,452
Operating income (loss)	$2,101,817	$794,602	$1,075,377	$1,802,986	$5,774,782

For the Three Months Ended June 30, 2006
	Pain Management	Surgery	Ancillary Services	Corporate	Totals
Net Revenues	$6,568,065	$1,604,047	$2,669,732	$—	$10,841,844
Operating income (loss)	$1,022,082	$168,488	$114,907	$(4,907,557)	$(3,602,080)

Pain management revenue, expense and income are attributable to one owned and nine managed practices that primarily offer physician services for pain management and physiatry. With respect to one of our managed practices, we only include the revenue recognized from management fees earned. Surgery revenue, expense and income are attributable to one owned and two managed physician practices that offer surgical physician services, including minimally invasive spine surgery. Ancillary service revenue, expense and income are attributable to two managed practices that primarily offer orthopedic rehabilitation services. We have 19 practices under limited management agreements, including orthopedic rehabilitation, electro-diagnostic medicine and real estate services.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Basic earnings per common share
Income (loss) from continuing operations	$(21,152,717)	$(3,147,508)	$(24,462,259)	$12,742,850
Income (loss) from discontinued operations	(38,067,121)	2,597,757	(37,932,675)	3,932,840
Cumulative effect of a change in accounting principle	—	—	—	991,925

Net income available to common shareholders	$(59,219,838)	$(549,751)	$(62,394,934)	$17,667,615

Weighted average shares	67,263,159	64,482,619	66,842,451	63,011,366
Basic earnings per share:
Income from continuing operations	$(.31)	$(0.05)	$(.36)	$0.20
Income from discontinued operations	$(.57)	$0.04	$(.57)	$0.06
Cumulative effect of a change in accounting principle	$—	$—	$—	$0.02

Net income	$(0.88)	$(0.01)	$(0.93)	$0.28

Diluted earnings per common share
Net income available to common shareholders	$(59,219,838)	$(549,751)	$(62,394,934)	$17,667,615

Plus impact of assumed conversions:
Interest expense on 7.5% convertible note due 2008, net of tax	—	—	—	225,000
Interest expense on 7.5% convertible note due 2008, net of tax	—	—	—	33,750

Net income available to common shareholders plus assumed conversions	$(59,219,838)	$(549,751)	$(62,394,934)	$17,926,365

Weighted average shares	67,263,159	64,482,619	66,842,451	63,011,366
Plus incremental shares from assumed conversions:
7.5% convertible note due 2008	—	—	—	4,713,242
7.5% convertible note due 2008	—	—	—	789,474
Employee stock option plan for vested, in the money options	—	—	—	2,612,773
Warrants issued, outstanding, and in the money	—	—	—	256,776
Contingent Shares for acquisitions				335,000

Adjusted weighted average shares	67,263,159	64,482,619	66,842,451	71,718,631
Diluted earnings per share:
Income from continuing operations	$(.31)	$(0.05)	$(.36)	$0.18
Income from discontinued operations	$(.57)	$0.04	$(.57)	$0.05
Cumulative effect of a change in accounting principle	$—	$—	$—	$0.01

Net income	$(0.88)	$(0.01)	$(0.93)	$0.24

Potentially dilutive shares excluded from the calculation

Potential shares where the exercise price is greater than the average market price of common shares:

	2007	2006
Stock options	9,806,961	2,456,713
Stock warrants	1,985,884	1,514,884
Convertible debenture, issued December 17, 2003	4,713,242	—
Convertible debentures, issued July 1, 2004	789,474	—
Convertible debenture, issued August 2, 2006	1,578,947	—

Total	18,874,508	3,971,597

Potential shares excluded in the computation of diluted shares outstanding that are anti-dilutive:
	2007	2006 –
Stock options	129,056	—
Stock warrants	—	—
Contingent shares for acquisitions	883,985	—

Total	1,013,041	—

Total potentially dilutive shares excluded from the calculation	19,887,549	3,971,597

(5) Income Taxes

The income tax benefit (provision) six months ended June 30, 2007 and 2006 from continuing operations consists of the following:

	2007	2006
Current:
Federal	$3,828,634	$(3,043,768)
State	—	—

	3,828,634	(3,043,768)
Deferred:
Federal	(295,341)	1,116,464
Deferred valuation allowance	(1,646,840)	—

	(1,942,181)	1,116,464

Total	$1,886,453	$(1,927,304)

Income tax benefit (provision) attributable to income before income tax deferred from the amount computed by applying the U.S. Federal income tax rate of 34% to income from operations before taxes as a result of the following for the six and three months ended June 30:

	For the six month ended June 30
	2007	2006
Computed “expected” tax benefit (provision)	$8,958,562	$(4,987,852)
Increase (reduction) in income tax expense resulting from:
Derivative (benefit) expense	—	3,567,603
Derivative interest expense	—	(310,376)
State income taxes, net of federal income tax benefit	—	(138,615)
Compensation- incentive stock options	(21,258)	—
Impairment of intangible assets	(5,176,525)	—
Valuation allowance on net operating loss, capital loss carry-forward, and NQSO	(1,646,840)	—
Other, net	(227,486)	(58,064)

Total	$1,886,453	$(1,927,304)

	For the three months ended,
	2007	2006
Computed “expected” tax benefit (provision)	$7,241,786	$1,568,826
Increase (reduction) in income tax expense resulting from:
Derivative (benefit) expense	—	—
Derivative interest expense	—	(177,271)
State income taxes, net of federal income tax benefit	—	33,454
Compensation- incentive stock options	(1,687)	(10,272)
Impairment of intangible assets	(5,126,162)	—
Valuation allowance on net operating loss, capital loss carry-forward, and NQSO	(1,643,892)	—
Other, net	(323,390)	51,948

Total	$146,655	$1,466,685

The tax effects of temporary differences that give rise to significant portions of the deferred tax expense for the six months ended June 30, 2007 are presented below:

2007
Deferred tax benefit (provision):
Non-cash accrued compensation expense	22,976
Property and equipment, primarily due to accelerated depreciation	21,493
Amortization of the excess of purchase price over fair value of assets acquired	(284,386)
Amortization of unstated interest on deferred, contingent purchase price payments	(31,122)
Valuation allowance on NOL carry-forward	(1,646,840)
Allowance for doubtful accounts	14,678
Other	20,759
Deferred state income taxes	(59,739)

Total	$(1,942,181)

Significant components of the Company’s net deferred tax asset for continuing operations at June 30, 2007 are presented in the following table:

2007
Deferred tax assets:
Allowance for doubtful accounts	$472,258
Capital loss carry-forward	1,113,456
Net operating loss carry-forward	9,192,797
Employee compensation and retirement benefits	2,113,958
Valuation allowance on deferred tax assets	(6,316,683)

Gross deferred tax assets	6,575,786
Deferred tax liabilities:
Fixed assets	2,462,023
State income reserve	400,000
Intangible assets	3,132,796
Other	580,967

Gross deferred tax liabilities	6,575,786

Net deferred tax asset (liabilities)	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the projected future taxable income and tax planning strategies in making this assessment. At June 30, 2007, the Company had regular tax net operating loss carry-forwards of approximately $43.8 million and capital loss carry-forwards of approximately $2.8 million. These loss carry-forward amounts will begin to expire during 2027 and 2011, respectively. In accordance with SFAS “109”- Accounting for Income Taxes, the Company does not believe these tax loss carry-forwards will be realizable. Therefore, the deferred tax assets related to both net operating and capital losses have a valuation allowance provided up to the limit of the deferred tax liabilities. This resulted in a current tax benefit.

(6) Goodwill

The Company continually evaluates the performance of our individual practices. Any practice that is deemed to be underperforming will become subject to more direct oversight by our management team. To the extent additional oversight fails to improve the practice’s performance over a period of time, the practice will become subject to additional company imposed actions, but not limited to, potential restructuring or divestiture. Due to this analysis, the company impaired the following continuing operations; Associated Physicians Group, Colorado Pain Specialists, Piedmont Center for Spinal Disorders and Rocky Mountain Pain Consultants

The changes in the carrying amount of goodwill at June 30, 2007:

2007
Balance, beginning of year	$56,455,055
Contingent consideration	783,238
Impairment	(15,076,947)

Goodwill at end of period	$42,161,346

Of the total impairment in 2007, an additional $5,795,984 is included in discontinued operations in the accompanying statement of operations.

(7) Dispositions

On February 28, 2007, the PainCare Holdings Inc. parties and Centeno Shultz, Inc. (“CSI”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets of the PainCare Sub for purchase price of the lesser of $250,000 or the total amount of proceeds generated from the sale of certain shares of common stock of PainCare ( the “PainCare Shares”) issued to the Centeno Parties in the Purchase Transaction, and (ii) in exchange for the PainCare parties to terminate the Management Agreement and any and all other agreements between CSI and the PainCare Parties, CSI paid the PainCare Parties $750,000 plus all remaining proceeds in excess of $250,000 from the sale of the PainCare shares. In connection with the termination of the Management Agreement, CSI entered into a promissory note with a principal balance of $375,000 with imputed interest of 8.25% payable by June 1, 2008. As of June 30, 2007, PainCare has received $1,134,725 from the Centeno Parties, in cash payments for the sale of the “Original Practice”, with a receivable balance of $293,923 on the promissory note. The note includes imputed interest of $9,346 at June 30, 2007.

On April 30, 2007, the PainCare Holdings Inc. parties and Georgia Pain Physicians, PC, (“GPP”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for a purchase price of $125,000. $50,000 is due at closing and the remaining balance is a $75,000 promissory note payable in three consecutive installments of $25,000 a month starting June 1, 2007 and paid in full no later than August 1, 2007. Due to the immaterial nature, interest is not imputed on this note. As of June 30, 2007, the PainCare Inc. parties have received $25,000 in payments on the note leaving a remaining balance of $50,000.

On May 21, 2007, the PainCare Holdings Inc. parties and Kenneth Alo, M.D.,P.A.,(“ALO”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for purchase price of $200,000, due at closing, along with a promissory note in the amount of $200,000 to be repaid with interest in six consecutive installments of $34,510 beginning on June 15, 2007. As of June 30, 2007, the PainCare, Inc. parties have received $34,510 in cash payments for the sale of the PainCare Sub leaving a remaining balance on the note in the amount of $167,490.

On May 22, 2007, PainCare Holdings Inc. parties and The HealthCare Center of Tampa, (“HCCT”), entered into a Settlement Agreement and several ancillary documents, pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for a purchase price of $440,000 at closing and agreed to remit the proceeds from the sale of his 685,000 shares of common stock in PainCare Holdings, Inc. HCCT purchased from PainCare and PainCare Sub certain medical equipment for a purchase price of $35,000.

On May 21, 2007, the PainCare Holdings Inc. parties and The Center for Pain Management ASC, LLC (“CPM ASC”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, the Original Surgery Center cancelled the portion of the unpaid amounts owing under the purchase promissory note issued by PainCare Surgery Centers to the Original Surgery Center in the amount of $7.5 million plus all accrued interest.

On May 21, 2007, the PainCare Holdings Inc. parties and The Center for Pain Management, LLC, (“CPM”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for purchase price of $5 million with a forgiveness of certain liabilities and contingent considerations in the amount of $2.4 million. Of the total proceeds from the sale of CPM, $4.7 million went directly to our senior lender HBK Investments to partially repay the remaining principal on the promissory note.

(8) Related Party Transactions

During the six months ended June 30, 2007 and 2006 the Company had transactions with companies owned by certain shareholders of the Company. The following is a summary of transactions with these entities

Practice Name	Type of Practice	Type of Related Party Transaction	Expense related to the six months ended June 30;
			2007	2006	Reported As
Associated Physicians Group, Ltd.	Managed Practice	The Company leases its office space from a limited liability company partially owned by a certain shareholder of the Company. The lease commenced January 1, 2005, for an initial term of ten years with the option to renew for two five year periods. The limited liability company sold the property during the second quarter of 2006.	$—	$73,590	G&A

The Center for Pain Management, LLC	Managed Practice	The Company leases certain employees from a limited liability company owned by certain shareholders of the Company. The Company also charged this entity for the use of its equipment and certain services.	$851,502	$1,154,901	G&A

May 21,2007 Disposal		The Company has an agreement to outsource its billing and collections function to a limited liability company owned by certain shareholders of the Company. The Company is charged a fee of 8% of net collections under this arrangement.	$276,912	$404,411	G&A
		* (A)
		* (B)

Dynamic Rehabilitation Centers, Inc.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease associated with the Redford location has a ten year term commencing January 1, 2000, with no option to renew. The lease associated with the Clinton Township location commenced October 8, 2004 and expires December 31, 2014. The lease was amended in July 2005, for the occupancy of additional space by the Company.	$91,275	$84,444	G&A

		The Company provides services for billing, accounting and management oversight to a limited liability company owned by certain shareholders of the Company.	$—	$495,007	G&A
		* (C)

Health Care Center of Tampa, Inc. May 22, 2007 Disposal	Owned Practice	The Company has an agreement to outsource its billing and collections function to a limited liability company owned by a certain shareholder of the Company. The Company is charged a fee of 10% of net collections under this arrangement.	$77,556	$159,418	G&A

Rick Taylor, D.O., P.A.	Managed Practice	The Company has an agreement to lease an aircraft from a limited liability company owned by a certain shareholder of the Company. The lease agreement was entered into in June 2003 for a period of 60 months. Effective January 1, 2005, the lease payment was lowered to a nominal amount of $1 per year; the Company will continue to pay a third party provider for the related fuel and maintenance cost.	$1	$1	G&A

Spine and Pain Center, P.C.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease commenced December 23, 2003 and expires December 31, 2008, with no option to renew.	$54,998	$63,348	G&A

Practice Name	Type of Practice	Type of Related Party Transaction	Expense related to the six months ended June 30;
			2007	2006	Reported As
Lake Worth Surgical Center Available for Sale	Managed Practice	The Company, through a subsidiary, is the majority partner of the PSHS Alpha Partners, Ltd. Partnership Dr. Merrill Reuter , the Company’s chairman, is a minority partner of the partnership. The Company owns 67.5% and Dr. Reuter owns 9.75% of the partnership. Dr. Reuter receives distributions from the partnership. These distributions are reported as minority interest on the balance sheet.	$86,775	$66,300	G&A

The Center for Pain Management ASC, LLC May 21, 2007 Disposal	Managed Practice	The Company leases certain employees from a limited liability company owned by certain stockholders of the Company. The Company also charged this entity for the use of its equipment and certain services.	$407,813	$614,432	G&A

The Center for Pain Management ASC, LLC May 21, 2007 Disposal	Managed Practice	The Company has an agreement to outsource its billing and collection functions to a limited liability company owned by certain stockholders of the Company. The Company is charged a flat fee of $40,000 per month under the arrangement.	$187,097	$240,000	G&A

The Center for Pain Management ASC, LLC May 21, 2007 Disposal	Managed Practice	The Company has an agreement to outsource its non-clinical management and administrative services and support for health care providers to a limited liability company owned by certain stockholders of the Company. The Company is charged a flat fee of $52,500 per month under this arrangement.	$245,565	$315,000	G&A

Georgia Pain Physicians, P.C. April 30, 2007 Disposal	Managed Practice	The Company has agreements to lease equipment from a limited partnership wholly owned by Dr. Windsor. The lease commenced February 1, 2006, with no expiration date.	$8,050	$21,250	G&A

Piedmont	Managed Practice	The Company has an agreement to lease property from a limited liability company which is owned by Dr. Cohen. The lease commenced November 1, 2002 and will expire October 31, 2007.	$54,440	$32,850	G&A

CareFirst	Managed Practice	The Company has an agreement to lease property from REC, Inc., in which Dr. Carpenter is the President. The lease commenced on January 4, 2006 and will expire on January 3, 2011.	$24,524	$14,000	G&A

Northeast Pain Management	Owned Practice	The Company has an agreement to lease property from a limited liability company in which the Zolper family is the sole proprietor. The lease commenced on October 1, 2005 and will expire on September 30, 2007.	$71,911	$61,638	G&A

Bone and Joint Clinic	Owned Practice	The Company has an agreement to lease property from Dr. Cenac, the sole owner of such property. The lease commenced on January 1, 2004 and will expire on December 31, 2008.	$31,596	$—	G&A

The Center for Pain Management/Care First Practice	Managed Practice	The Center for Pain Management entered into an agreement, through its limited liability company, to handle all billing services for CareFirst Medical Associates and Pain Rehabilitation. The agreement commenced on June 12, 2006 and will expire on June 11, 2011.	$38,236	$—	G&A

Georgia Pain Physicians, P.C. April 30, 2007 Disposal	Owned Practice	The Company entered into property lease agreements with Windsor Family Limited Partnership leasing both a storage unit and office space with commencement dates of September 30, 2003 and June 1, 2006 respectively. These leases expire September 30, 2008 and June 1, 2011, respectively.	$12,653	$9,463	G&A

Bone and Joint Clinic	Owned Practice	Dr. Cenac entered into an agreement to lease office space to his son. The lease commenced on September 1, 2005 and expired on December 31, 2006.	$—	$150,000	G&A

Health Care Center of Tampa, Inc. May 22, 2007 Disposal	Owned Practice	The Company entered into a property leasing agreement with Dr. Khan leasing office space with a commencement date of January 1, 2004. The lease expires on December 31, 2008.	$54,501	$58,255	G&A

CareFirst	Managed Practice	The Company has an agreement to lease property from REC, Inc., in which Dr. Carpenter is the President. The lease commenced on April 1, 2007 and will expire on March 31, 2012.	$7,700	$—	G&A

(A)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating a competitive physician practice that fall outside a ten mile radius from the Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they choose to execute the option to purchase.
(B)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating a competitive surgery center that fall outside a ten mile radius from the Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they choose to execute the option to purchase.
(C)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating competitive rehabilitation clinics that fall outside a ten mile radius from the Dynamic Rehabilitation Centers, Inc. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.

(9) Acquisition Payable

Acquisition payable at June 30, 2007:

	Cash	Stock	Total
Pain Care Clinics	$52,162	$7,720	$59,882
Northeast Pain Management	291,666	43,767	335,433
Dynamic	125,568	18,584	144,152
RMG	102,720	—	102,720
CareFirst Medical Assoc.	145,828	23,983	169,811

Total	$717,944	$94,054	$811,998

(10) Other Assets

The Company entered into a distribution agreement with MedX96, Inc. on May 1, 2002. The agreement allowed the Company to market and sell MedX equipment in return for a 50% commission of the gross selling price of all equipment sold to the Company and our affiliates. MedX96, Inc. received 15% of the revenue generated by the Company and our affiliates. The equipment is used to provide orthopedic rehabilitation services in our owned, managed, and limited managed physician practices. The contract was amended on July 28, 2003 and provides for the Company to repurchase MedX’ rights to 15% of the gross collections generated by the limited managed orthopedic rehabilitation practices. In addition, the Company receives a 25% commission on all MedX products purchased for resale. This contract right is being amortized over the contract term of ten years.

The Company purchased from Rehab Management Group, Inc., a South Carolina based corporation (“RMG”), all rights, title and interest that RMG owns or acquires and all management fees, revenues, compensation and payments of any kind with respect to three electro-diagnostic management agreements with physician’s practices. These contract rights are amortized over ten years.

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

The Company evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets,”If the undiscounted cash flows indicate impairment then the carrying value of the assets being evaluated is impaired to the estimated fair value of those assets. In assessing the recoverability of these assets, the Company must project estimated cash flows which are based on various operating assumptions including the ability of asset to meet budget targets due to changes in payer mix, gross billings, and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company’s estimate of the assets’ ability to meet specified budgets. Projected revenues assume a leveling or flattening of revenues at a rate lower than originally realized. Projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives.

The Company’s review of the carrying value of its long-lived assets at June 30, 2007 indicates that the carrying values of some of these assets are not recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, the Company may be required to record additional impairment charges related to its long-lived assets.

Due to litigation with Associated Physicians Group (APG) and Colorado Pain Specialists (CPS), the Company is required to impair the physicians referral network. The total impairment charge was $148,127 which is included in the line item Impairment for continuing operations of the Consolidated Statement of Operations. The impairment charge of $70,038 for APG is included in the ancillary segment and the $78,089 charge for CPS is included in the pain segment.

The Company performed the analysis on each of its intangible assets and determined there was impairment which was recorded during the six months ended June 30, 2007.

Other assets at June 30, 2007:

	Cost	Amortization	Net
MedX Distribution Right	$2,212,672	$1,670,209	$542,463
Contract Right-APG	482,107	252,816	229,291
Contract Right-SPA	1,419,471	318,442	1,101,029
Contract Right-SCPI	1,041,545	277,214	764,331
Physician’s referral network	1,524,827	865,974	658,853

Totals	$6,680,622	$3,384,655	$3,295,967

Estimated amortization of intangible assets for each of the next five years is as follows:

Amortization of intangible assets
2007	$495,119
2008	485,522
2009	481,283
2010	457,123
2011	394,217

(11) Pro Forma

Pro Forma Consolidated Statement of Operations for the six months ended June 30, 2007 represents financial results for continuing and discontinued operations as estimated for those entities had they not been classified as held for sale or sold during the period. The financial results for PainCare Surgery Centers, Inc., for the six months ended June 30, 2007 were the actual financial results, which was included in discontinued operations due to PainCare’s intent to sell.

	For the six months ended June 30, 2007
	PainCare Actual	Centeno	GPP	Alo	Khan	CPM	CPM ASC	PCSI	Adjustments(a)	ProForma
Revenues	$19,944,389	$1,152,456	$1,977,093	$431,033	$1,134,484	$5,102,936	$3,112,286	$4,347,089	—	$37,201,766

Cost of revenues and operating expenses	43,005,518	1,236,584	2,279,753	458,846	1,670,101	3,002,412	1,827,618	8,371,882	—	61,852,714

Operating income (loss)	(23,061,129)	(84,128)	(302,660)	(27,813)	(535,617)	2,100,524	1,284,668	(4,024,793)	—	(24,650,948)

Interest income (expense)	(3,277,368)	(549)	(325)	—	—		—	(3,344)	(2,839,158)	(6,120,744)

Other income (expense)	(10,215)	—	2,027	454	(529)	(337)	—	19,869		11,269

Income (loss) before taxes	(26,348,712)	(84,677)	(300,958)	(27,359)	(536,146)	2,100,187	1,284,668	(4,008,268)	(2,839,158)	(30,760,423)

Benefit (provision) for income taxes	1,886,453	—	—	(10,129)	—	—	—	—	—	1,876,324

Income before minority interest	(24,462,259)	(84,677)	(300,958)	(37,488)	(536,146)	2,100,187	1,284,668	(4,008,268)	(2,839,158)	(28,884,099)

Minority interest	—	—	—	—	—	—	—	851,077	—	851,077

Net income (loss)	$(24,462,259)	$(84,677)	$(300,958)	$(37,488)	$(536,146)	$2,100,187	$1,284,668	$(4,859,345)	$(2,839,158)	$(29,735,176)

Pro Forma Consolidated Statement of Operations for the six months ended June 30, 2006 represents financial results for continuing, and discontinued operations. The financial results for Physiom, Centeno Shultz, Inc., Georgia Pain Physicians, PC, Kenneth Alo, M.D., P.A., HealthCare Center of Tampa, The Center for Pain Management, LLC, and The Center for Pain Management ASC, LLC, for the six months ended June 30, 2006 are the actual results.

	For the six months ended June 30, 2006
	PainCare Actual	Physiom	Centeno	GPP	Alo	Khan	CPM	CPM ASC	PCSI	Adjustments(a)	ProForma
Revenues	$22,988,452	$2,167,549	$2,114,266	$2,946,568	$1,175,973	$1,553,789	$5,584,570	$2,991,125	$5,377,494	—	$46,899,786

Cost of revenues and operating expenses	17,213,670	908,642	1,014,007	2,634,086	633,375	931,163	3,083,727	1,985,060	2,807,405	—	31,211,135

Operating income (loss)	5,774,782	1,258,907	1,100,259	312,482	542,598	622,626	2,500,843	1,006,065	2,570,089	—	15,688,651

Interest income (expense)	(2,038,000)	—	(4,375)	(855)	—	(670)	102	—	(7,006)	(1,977,111)	(4,027,915)

Derivative benefit	10,492,951	—	—	—	—	—	—	—	—	—	10,492,951

Other income (loss)	440,421	—	—	2,689	—	—	—	—	10,427	—	453,537

Income (loss) before taxes	14,670,154	1,258,907	1,095,884	314,316	542,598	621,956	2,500,945	1,006,065	2,573,510	(1,977,111)	22,607,224

Benefit (provision) for income taxes	(1,927,304)	(428,752)	(374,133)	(121,274)	(202,894)	(231,079)	(850,840)	(411,282)	(613,637)	—	(5,161,195)

Income before minority interest	12,742,850	830,155	721,751	193,042	339,704	390,877	1,650,105	594,783	1,959,873	(1,977,111)	17,446,029

Minority interest	—	—	—	—	—	—	—	—	770,339	—	770,339

Net income (loss)	$12,742,850	$830,155	$721,751	$193,042	$339,704	$390,877	$1,650,105	$594,783	$1,189,534	$(1,977,111)	$16,675,690

(a)	Interest was allocated at $2,839,158 and $1,977,111 for the six months and three months ended June 30, 2007 respectively.

(12) Long-Term Debt

Long-term debt consists of the following at June 30, 2007:

HBK Investments (a)	$22,436,759
Less Current Installments	22,436,759

Total, long term	$—

At June 30, 2007, the aggregate annual principal payments with respect to the obligations existing at that date as described above are as follows:

Six Months Ending June 30:
2007	$23,263,320
2008
2009
Thereafter
Less unamortized discount	826,561

Total	$22,436,759

(a)	Note payable to HBK Investments is callable currently due to the existence of events of default under the loan agreement and the forbearance agreement dated January 1, 2007. On March 21, 2007, the Agent provided the Company with notice that the Agent would be charging interest at the default rate until all existing events of default have been met or waived in accordance with the loan agreement. The default rate is LIBOR plus 10.25% or approximately 15.57% as of March 21, 2007. Interest payments are due monthly. The interest payments due on June 1, 2007 was not paid and will be added to the principal balance. Certain mandatory prepayments must be made upon the occurrence of any sale or disposition of property or assets, upon the receipt of any extraordinary receipts, and upon issuance of any indebtedness other than indebtedness permitted by the agreement, including equipment leases and notes. Certain divestitures were made during the year, which HBK has agreed to allow the Company to keep the proceeds. On May 2, 2006, June 20, 2006, August 9, 2006 and November 8, 2006 we entered into letter agreements with the lenders under the credit facility in consideration for which we paid $300,000, $150,000, $100,000 and $150,000 in waiver fees, respectively, to the lenders. For the six months ending June 30, 2007, $1,865,000 was expensed to interest with a monthly forbearance fee of $277,500 and a one time loan cost of $200,000. The Face value of the Note is $23,263,320 with unamortized discount of $826,561. The total amount amortized to interest expense for the six months ended June 30, 2007 was $370,061. We are currently engaged in negotiations with the Agent in an effort to restructure the debt and related loan agreements.

(13) Convertible Debentures

Convertible Debentures consist of the following at June 30, 2007:

Midsummer/Islandia (a)	$8,658,482
Midsummer (b)	1,456,400
Midsummer/Islandia (c)	2,724,472

Total	12,839,354
Less current installments	12,839,354

Long-term portion	$—

Maturities of the convertible debentures for future years ending June 30, are as follows:
2007	$13,455,160	(d)
2008	—
2009	—
2010	—
2011	—
Less unamortized discount	615,806

Total	$12,839,354

(a)	Convertible debenture to Midsummer Investment Ltd. in the original amount of $5,000,000 and Islandia, LP in the original amount of $5,000,000. The Company combines these debentures since they are of identical terms. On July 1, 2004, Midsummer Investment, Ltd. converted $1,044,840 of their debenture into 400,000 Company shares. Their face value is currently $3,955,160. The Islandia, LP debenture has a face value currently of $5,000,000. These two debentures were completed on the same date of December 17, 2003 with an original maturity date of December 17, 2006. On August 2, 2006, the Company extended the term of these debentures to August 2, 2009. The extension did not change the face value or the interest rate. The stated interest rate is 7.5%. The interest expense for the six months ending June 30, 2007, was $335,850. The debentures are convertible into common stock of the Company at the price of $1.90 per share. There are no assets pledged as collateral, sinking fund requirements, or restrictive covenants associated with these debentures. The amount of amortized discount accreted to interest expense in the six months ending June 30, 2007 was $71,200. The June 30, 2007 unamortized discount balance is $296,678.
(b)	Convertible debenture to Midsummer Investment Ltd. in the face amount of $1,500,000. The debenture was completed on July 1, 2004 with an original maturity date of June 30, 2007. On August 2, 2006 the Company extended the term of this debenture to August 2, 2009. The extension did not change the face value or the interest rate. The stated interest rate is 7.5%. The interest expense for the six months ending June 30, 2007 was $56,250. The debentures are convertible into common stock of the Company at the price of $1.90 per share. There are no assets pledged as collateral, sinking fund requirements, or restrictive covenants associated with this debenture. The amount of amortized discount accreted to interest expense in the six months ending June 30, 2007 was $142,755. The June 30, 2007 unamortized discount balance is $43,599.
(c)	Convertible debenture to Midsummer Investment Ltd. with a face value of $1,500,000 and Islandia, LP with a face value of $1,500,000. The Company combines these debentures since they are of identical terms. These two debentures were completed on the same date of August 2, 2006 with an original maturity date of August 2, 2009. The stated interest rate is 8.5%. The interest expense for the six months ending June 30, 2007 was $127,500. The debentures are convertible into common stock of the Company at the price of $1.90 per share. There are no assets pledged as collateral, sinking fund requirements, or restrictive covenants associated with these debentures. The amount of amortized discount accreted to interest expense in the six months ending June 30, 2007 was $195,969. The June 30, 2007 unamortized discount balance is $275,529. The convertible debentures issued to Midsummer Investments, Ltd and Islandia LP. are currently in technical default because the Company is in default with it’s primary lender. As of August 14, 2007, the Company has not received formal notification of default. Additionally, the Company is prohibited from paying interest on these obligations due to the notice provided by HBK under the intercreditor agreement with the holders of these debentures.
(d)	As a result of certain technical defaults under the terms of the convertible debentures issued to Midsummer Investments, Ltd and Islandia LP, all amounts outstanding under the convertible debentures are treated as current liabilities. As of August 14, 2007, the Company has not received formal notification of default. Additionally, the Company is prohibited from paying interest on these obligations due to the notice provided by HBK under the intercreditor agreement with the holders of these debentures.

(14) Litigation

Class Action

On March 21, 2006, Roy Thomas Mould filed a complaint under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, as well as the Company’s chief executive officer and chief financial officer, before the United States District Court for the Middle District of Florida. The complaint is entitled Mould v. PainCare Holdings, Inc., et al. , Case No. 06-CV-00362-JA-DAB. Mr. Mould alleged material misrepresentations and omissions in connection with the Company’s financial statements which appear to relate principally to the Company’s previously announced intention to restate certain past financial statements. Ten additional complaints were filed shortly afterward before the same court which recite similar allegations. (Collectively, these cases will be referred to as the “Securities Litigation.”) Lead counsel was selected and a consolidated complaint was filed. On September 20, 2006, the Company filed a motion to dismiss the pending securities class action with the Federal District Court. Subsequently, the District Court referred the matter to a Federal Magistrate for a hearing, report and recommendation. On January 17, 2007, the Magistrate held a hearing and took the matter under submission. On March 26, 2007, the Magistrate issued a report which recommended that the District Court dismiss all outstanding claims with leave to amend. On April 25, 2007, the District Court signed an order adopting the Magistrate’s report and dismissed the Securities Litigation, with leave to amend. An amended consolidated class action complaint was filed on May 23, 2007. By motion filed June 7, 2007, the Company again moved to dismiss the action. The Magistrate held a hearing regarding the Company’s dismissal motion at the conclusion of the hearing, the matter was taken under submission by the Magistrate on August 15, 2007.

Derivative Action

On April 7, 2006, Kenneth R. Cope filed a derivative complaint against the directors of the Company before the United States District Court for the Middle District of Florida. The complaint is entitled, Cope v. Reuter, et al. , Case No. 06-CV-00449-JA-DAB. Mr. Cope alleges that the directors breached their fiduciary duties by failing to supervise and manage the operations of the company, among other claims. (This litigation is referred to as the “Derivative Action.”). In November of 2006, the Company and the plaintiff entered into a Stipulation and Agreement of Compromise, Settlement and Release, filed on November 30, 2006, and conditioned upon court approval. Concurrently with the filing of the foregoing agreement, the parties jointly moved for preliminary court approval, and thereafter, for final approval following notice to the Company’s shareholders. The Stipulation and Agreement was preliminarily approved by the court on January 12, 2007, and finally approved on April 20, 2007, at which time the Derivative Action was dismissed.

Other Matters

Additional disclosure regarding the foregoing litigation and other litigation involving the Company is set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

(15)	Stock Options and Warrants

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

Stock options and warrants granted, exercised and expired during the year ended December 31, 2006 and for the six months ended June 30, 2007 are as follows:

	Options		Warrants
	Number	Weighted Average Exercise Price	Number		Weighted Average Exercise Price
Outstanding, December 31, 2005	9,752,150	$1.98	3,179,316	(a)	$2.61
Granted in 2006	565,000	$1.58	1,399,884		$3.51
Exercised in 2006	—	$—	—		$—
Forfeited in 2006	520,000	$2.35	2,678,316		$2.84

Outstanding, December 31, 2006	9,797,150	$1.94	1,900,884		$2.96

Granted in 2007	421,500	$.55	—		$—
Exercised in 2007	—	$—	—		$—
Forfeited in 2007	100,000	$1.64	—		$—

Outstanding, June 30, 2007	10,118,650	$1.88	1,900,884		$2.96

Exercisable at June 30, 2007	9,931,980	$1.90	1,900,884		$2.96

(a)	includes 25,000 warrants issued to employees.

The following table summarizes information for options and warrants outstanding and exercisable at June 30, 2007:

Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Outstanding and Exercisable	Weighted Average Remaining Life
Stock Options:
$0.25-$1.00	3,613,650.72		3,546,980.64
$1.01-$2.00	3,250,000	4.75	3,130,000	4.77
$2.01-$3.00	1,665,000	1.50	1,665,000	1.50
$3.01-$4.00	1,410,000	3.75	1,410,000	3.75
$4.01-$5.00	155,000	2.73	155,000	2.73
$5.01-$6.00	25,000	2.51	25,000	2.51

Total	10,118,650	2.59	9,931,980	2.56

Warrants:
$0.25-$1.00	106,000	1.5	106,000	1.5
$1.01-$2.00	330,000.9		330,000.90
$2.01-$3.00	—	—	—	—
$3.01-$4.00	1,414,884.17		1,414,884.17
$4.01-$5.00	50,000	3.5	50,000	3.5
$5.01-$6.00	—	—	—	—

Total	1,900,884.81		1,900,884.81

The weighted-average grant-date fair value of options and warrants granted during the six months ending June 30, 2006 and 2007 were $.69 and $.28, respectively. There were no options exercised in the quarters ending June 30, 2006 and 2007.

A summary of the status of the Company’s non-vested options as of June 30, 2007, and changes since the year ended December 31, 2006 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	2,891,733	$1.08
Granted in 2006	204,167	$.80
Vested in 2006	(2,666,731)	$1.05
Forfeited in 2006	(54,999)	$1.23

Outstanding, December 31, 2006	374,170	$1.08
Granted in 2007	66,667	$.32
Vested in 2007	(187,500)	$1.41
Forfeited in 2007	(66,667)	$.80

Outstanding, June 30, 2007	186,670	$.57

As of June 30, 2007, there was $131,445 of total unrecognized compensation cost related to non-vested share based compensation arrangements. The cost is expected to be recognized over a weighted-average period of .77 years.

During the second quarter of 2006, the Company fully vested options on 2,155,000 shares of common stock held by the CEO, CFO, and President. As a result of that modification, the Company recognized additional compensation expense of $1,125,250 for the year ended December 31, 2006.

(16) Segment Reporting

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

Selected financial information of our operating segments for the six months ended June 30, 2007 and the three months ended June 30, 2007 are as follows:

	Pain Management	Surgery	Ancillary Services	Corporate and Other	Total
Six Months ended June 30, 2007
Net revenues	$12,276,948	$2,201,365	$5,466,076	$—	$19,944,389
Operating income (loss)	$(7,992,802)	$(3,273,170)	$(3,736,881)	$(8,058,277)	$(23,061,129)
Three Months ended June 30, 2007
Net revenues	$6,111,888	$859,172	$2,605,306	$—	$9,576,366
Operating income (loss)	$(8,553,864)	$(3,095,507)	$(4,609,032)	$(3,466,053)	$(19,724,456)

Selected financial information of our operating segments for the six months ended June 30, 2006 and the three months ended June 30, 2006 is as follows:

	Pain Management	Surgery	Ancillary Services	Corporate and Other	Total
Six Months ended June 30, 2006
Net revenues	$12,339,476	$3,485,077	$7,163,899	$—	$22,988,452
Operating income (loss)	$2,101,817	$794,602	$1,075,377	$1,802,986	$5,774,782
Three Months ended June 30, 2006
Net revenues	$6,568,065	$1,604,047	$2,669,732	$—	$10,841,844
Operating income (loss)	$1,022,082	$168,488	$114,907	$(4,907,557)	$(3,602,080)

(17) Discontinued Operations

CPM ASC and PainCare Surgery Centers, Inc. are allocated in the ancillary operating segment. HCCT, ALO, CPM, GPP and TCC are allocated in the Pain Management operating segment. The results of the discontinued operations of HCCT, ALO, GPP, CPM, CPM ASC, TCC and the PainCare Surgery Centers, Inc, businesses, included in the accompanying consolidated statements of operations for the six months ended June 30, 2007 were as follows:

	2007
	GPP	HCCT	ALO	CPM	CPM ASC	TCC	PCSI	Adjustments	Total
Net Revenue	$1,307,078	$888,679	$335,248	$3,968,950	$2,420,667	$371,347	$4,347,089	$—	$13,639,058
Cost of revenue and operating expenses	1,507,170	1,308,246	356,880	2,335,209	1,421,481	398,455	8,371,882	587,550	16,286,873
Operating income (loss)	(200,092)	(419,567)	(21,632)	1,633,741	999,186	(27,108)	(4,024,793)	(587,550)	(2,647,815)
Interest (expense)	(215)	(414)	—	(262)	—	(177)	(3,344)	(2,839,158)	(2,843,570)
Other income (expense)	1,340	—	353	—	—	—	19,869	—	21,562
Income (expense) before provision for income taxes and minority interest	(198,967)	(419,981)	(21,279)	1,633,479	999,186	(27,285)	(4,008,268)	(3,426,708)	(5,469,823)
Provision (benefit) for income taxes			10,129					—	10,129
Income (loss) before minority interest	(198,967)	(419,981)	(31,408)	1,633,479	999,186	(27,285)	(4,008,268)	(3,426,708)	(5,479,952)
Minority interest in earnings of discontinued operations	—	—	—	—	—	—	851,077	—	851,077

Income from discontinued operations	(198,967)	(419,981)	(31,408)	1,633,479	999,186	(27,285)	(4,859,345)	(3,426,708)	(6,331,029)
Loss from disposal of discontinued operations	533,682	842,387	6,400,169	18,357,081	5,099,615	368,712	—	—	31,601,646

Total income (loss) from discontinued operations	$(732,649)	$(1,262,368)	$(6,431,577)	$(16,723,602)	$(4,100,429)	$(395,997)	$(4,859,345)	$(3,426,708)	$(37,932,675)

CPM ASC and PainCare Surgery Centers, Inc. are allocated in the ancillary operating segment. HCCT, ALO, CPM, and GPP are allocated in the Pain Management operating segment. The results of the discontinued operations of HCCT, ALO, GPP, CPM, CPM ASC, and the PainCare Surgery Centers, Inc, businesses, included in the accompanying consolidated statements of operations for the three months ended June 30, 2007 were as follows:

	2007
	GPP	HCCT	ALO	CPM	CPM ASC	PCSI	Adjustments	Total
Net Revenue	$289,994	$251,342	$116,013	$1,367,984	$891,227	$2,065,575	$—	$4,982,135
Cost of revenue and operating expenses	287,020	274,816	130,974	971,189	471,844	7,242,745	587,550	9,966,138
Operating income (loss)	2,974	(23,474)	(14,961)	396,795	419,383	(5,177,170)	(587,550)	(4,984,003)
Interest (expense)	—	(414)	—	—		(203)	(1,391,111)	(1,391,728)
Other income (expense)	—	—	—	—		14,275	—	14,275
Income (loss) before provision for income taxes and minority interest	2,974	(23,888)	(14,961)	396,795	419,383	(5,163,098)	(1,978,661)	(6,361,456)
Benefit (provision) for income taxes	(61,849)	(125,286)	(3,595)	421,376	190,806	(231,397)	(134,552)	55,503
Income (loss) before minority interest	(58,875)	(149,174)	(18,556)	818,171	610,189	(5,394,495)	(2,113,213)	(6,305,953)
Minority interest in earnings of discontinued operations	—	—	—	—	—	528,234	—	528,234

Income from discontinued operations	(58,875)	(149,174)	(18,556)	818,171	610,189	(5,922,729)	(2,113,213)	(6,834,187)
Loss from disposal of discontinued operations, net of tax	533,682	842,387	6,400,169	18,357,081	5,099,615	—	—	31,232,934

Total income (loss) from discontinued operations	$(592,557)	$(991,561)	$(6,418,725)	$(17,538,910)	$(4,489,426)	$(5,922,729)	$(2,113,213)	$(38,067,121)

Physiom, CPM ASC and PainCare Surgery Centers, Inc. are allocated in the ancillary operating segment. HCCT, ALO, CPM, GPP and TCC are allocated in the Pain Management operating segment. The results of the discontinued operations of HCCT, ALO, GPP, CPM, CPM ASC, TCC, Physiom and the PainCare Surgery Centers, Inc, businesses, included in the accompanying consolidated statements of operations for the six months ended June 30, 2006 were as follows:

	2006
	HCCT	ALO	GPP	CPM	CPM ASC	TCC	PCSI	Physiom	Adjustments	Total
Net Revenue	$1,553,789	$1,175,973	$2,946,568	$5,584,570	$2,991,125	$2,114,266	$5,377,494	$2,167,549	$—	$23,911,334
Cost of revenue and operating expenses	931,163	633,375	2,634,086	3,083,727	1,985,060	1,014,007	2,807,405	908,642	—	13,997,465

Operating income (loss)	622,626	542,598	312,482	2,500,843	1,006,065	1,100,259	2,570,089	1,258,907	—	9,913,869
Interest (expense)	(670)	—	(855)	102	—	(4,375)	(7,006)	—	(1,977,111)	(1,989,915)
Other income (expense)	—	—	2,689	—	—	—	10,427	—	—	(13,116)
Income (loss) before provision for income taxes and minority interest	621,956	542,598	314,316	2,500,945	1,006,065	1,095,884	2,573,510	1,258,907	(1,977,111)	7,937,070
Provision income taxes	231,079	202,894	121,274	850,840	411,282	374,133	613,637	428,752	—	3,233,891
Income (loss) before minority interest	390,877	339,704	193,042	1,650,105	594,783	721,751	1,959,873	830,155	(1,977,111)	4,703,179
Minority interest in earnings of discontinued operations	—	—	—	—	—	—	770,339	—	—	770,339

Income from discontinued operations	390,877	339,704	193,042	1,650,105	594,783	721,751	1,189,534	830,155	(1,977,111)	3,932,840
Loss from disposal of discontinued operations, net of tax	—	—	—	—	—	—	—	—	—	—

Total income (loss) from discontinued operations	$390,877	$339,704	$193,042	$1,650,105	$594,783	$721,751	$1,189,534	$830,155	$(1,977,111)	$3,932,840

Physiom, CPM ASC and PainCare Surgery Centers, Inc. are allocated in the ancillary operating segment. HCCT, ALO, CPM, GPP and TCC are allocated in the Pain Management operating segment. The results of the discontinued operations of HCCT, ALO, GPP, CPM, CPM ASC, TCC, Physiom and the PainCare Surgery Centers, Inc, businesses, included in the accompanying consolidated statements of operations for the three months ended June 30, 2006 were as follows:

	2006
	Physiom	TCC	GPP	ALO	HCCT	CPM	CPM ASC	PCSI	Adjustments	Total
Net Revenue	$1,383,723	$962,897	$1,518,316	$479,499	$691,966	$2,839,397	$1,629,615	$3,244,054	$—	$12,749,467
Cost of revenue and operating expenses	421,107	536,166	1,435,699	254,353	459,462	1,544,847	1,018,587	1,499,071	—	7,169,292

Operating income (loss)	962,616	426,731	82,617	225,146	232,504	1,294,550	611,028	1,744,983	—	5,580,175
Interest (expense)	—	—	(415)	—	—	—	—	(4,571)	(666,387)	(671,373)
Other income (expense)	—	(3,872)	476	—	(670)	(33)	—	1,688	—	(2,411)
Income (loss) before provision for income taxes and minority interest	962,616	422,859	82,678	225,146	231,834	1,294,517	611,028	1,742,100	(666,387)	4,906,391
Provision (benefit) for income taxes	328,013	145,304	43,560	94,961	98,210	809,824	(52,775)	445,068	—	1,912,165
Income (loss) before minority interest	634,603	277,555	39,118	130,185	133,624	484,693	663,803	1,297,032	(666,387)	2,994,226
Minority interest in earnings of discontinued operations	(118,516)	—	—	—	—	—	—	514,985	—	396,469

Income from discontinued operations	753,119	277,555	39,118	130,185	133,624	484,693	663,803	782,047	(666,387)	2,597,757
Loss from disposal of discontinued operations, net of tax	—	—	—	—	—	—	—	—	—	—

Total income (loss) from discontinued operations	$753,119	$277,555	$39,118	$130,185	$133,624	$484,693	$663,803	$782,047	$(666,387)	$2,597,757

(a)	Adjustments include $587,500 in disposition costs for the six months ended June 30, 2007. Interest was allocated at $2,839,158 and $1,977,111 for the six months and three months ended June 30, 2007 respectively.

The assets and liabilities of the TCC, GPP, ALO, HCCT, CPM, CPM ASC and PainCare Surgery Centers, Inc. businesses included in the consolidated balance sheets as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007 (unaudited)	December 31, 2006
Assets
Cash	$226,206	$1,292,159
Accounts receivable	6,045,560	10,402,272
Deposits and prepaids	378,376	776,364
Deferred taxes	—	96,235

Current assets of discontinued operations	6,650,142	12,567,030

Property and equipment, net	830,862	2,156,871
Goodwill	8,792,320	58,951,126
Other assets	404,473	1,023,634
Non-current deferred tax asset	1,529,561	852,341

Non-current assets of discontinued operations	11,557,216	62,983,972

Total assets of discontinued operations	$18,207,358	$75,551,002

Liabilities
Accounts payable and accrued liabilities	$236,939	$1,961,848
Current portion of capital lease obligations	—	18,367
Current portion of notes payable	—	62,000
Deferred taxes, current	1,529,561	—

Current liabilities of discontinued operations	1,766,500	2,042,215
Capital lease obligations	—	46,859
Deferred taxes	—	218,109

Long term liabilities of discontinued operations	—	264,968

Total liabilities of discontinued operations	$1,766,500	$2,307,183

Minority interest in discontinued operations	2,904,605	2,191,797
Book value of net assets	$13,536,253	$71,052,022

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

The discontinued operations of the PainCare Surgery Centers, Inc. were allocated interest because the Company is required by our senior lender HBK Investments to repay their note upon the sale of PainCare Surgery Centers, Inc. As a result, interest expense of $2,839,158 and $1,977,111, respectively, has been included in the results of the discontinued operations recorded as held for sale.

The following table shows the components of the loss from sale of Centeno Shultz, Inc.(TCC), net of taxes as of February 28, 2007:

Proceeds	$1,419,302
Book value of net assets disposed	(1,769,108)
Cost of disposition	(18,906)

Loss on sale of discontinued operations	$(368,712)
Income tax benefit, net of valuation allowance of $134,551	—

Loss on sale of discontinued operations, net	$(368,712)

On April 30, 2007, the PainCare Holdings Inc. parties and Georgia Pain Physicians, PC, (“GPP”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for purchase price of $125,000. $50,000 is due at closing and the remaining balance is a $75,000 promissory note payable in three consecutive installments of $25,000 a month starting June 1, 2007 and paid in full no later than August 1, 2007. Due to the immaterial nature, interest is not imputed on this note.

The following table shows the components of the loss from sale of Georgia Pain Physicians, PC net of taxes as of April 30, 2007:

Proceeds	$125,000
Book value of net assets disposed	(658,682)

Loss on sale of discontinued operations	$(533,682)
Income tax benefit, net of valuation allowance of $53,655	—

Loss on sale of discontinued operations, net	$(533,682)

On May 21, 2007, the PainCare Holdings Inc. parties and Kenneth Alo, M.D.,P.A.,(“ALO”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for purchase price of $200,000, due at closing, along with a promissory note in the amount of $200,000 to be repaid with $7,060 of interest in six consecutive installments of $34,510 beginning on June 15, 2007. As of June 30, 2007, the PainCare, Inc. parties have received $34,510 in cash payments for the sale of the PainCare Sub leaving a remaining balance on the note in the amount of $167,490.

The following table shows the components of the loss from sale of Alo, M.D., P.A., net of taxes as of May 21, 2007:

Proceeds	$400,000
Book value of net assets disposed	(6,800,169)

Loss on sale of discontinued operations	$(6,400,169)
Income tax benefit permanent difference, not applicable	—

Loss on sale of discontinued operations, net	$(6,400,169)

On May 22, 2007, PainCare, PainCare Sub, and HealthCare Center of Tampa, (“HCCT”), entered into a Settlement Agreement and several ancillary documents, pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for purchase price of $440,000 at closing and agreed to remit the proceeds from the sale of his 685,000 shares of common stock in PainCare Holdings Inc. HCCT purchased from PainCare and PainCare Sub certain medical equipment for a purchase price of $35,000.

The following table shows the components of the loss from sale of The HealthCare Center of Tampa, net of taxes as of May 22, 2007:

Proceeds	$570,428
Book value of net assets disposed	(1,412,815)

Loss on sale of discontinued operations	$(842,387)
Income tax benefit, net of valuation allowance of $124,039	—

Loss on sale of discontinued operations, net	$(842,387)

On May 21, 2007, the PainCare Holdings Inc. parties and The Center for Pain Management ASC, LLC (“CPM ASC”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, the Original Surgery Center cancelled the portion of the unpaid amounts owing under the purchase promissory note issued by PainCare Surgery Centers to the Original Surgery Center in the amount of $7.5 million plus all accrued interest.

The following table shows the components of the loss from sale of The Center for Pain Management ASC, LLC, net of taxes as of May 21, 2007:

Proceeds	$7,860,094
Book value of net assets disposed	(12,959,709)

Loss on sale of discontinued operations	(5,099,615)
Income tax benefit, net of valuation allowance of $3,920,441	—

Loss on sale of discontinued operations, net	$(5,099,615)

On May 21, 2007, the PainCare Holdings Inc. parties and The Center for Pain Management, LLC, (“CPM”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for purchase price of $5 million with a forgiveness of certain liabilities and contingent considerations in the amount of $2.4 million. Of the total proceeds from the sale of CPM, $4.7 million went directly to our senior lender HBK Investments to partially repay the remaining principal on the promissory note.

The following table shows the components of the loss from sale of The Center for Pain Management, LLC, net of taxes as of May 21, 2007:

Proceeds	$7,376,739
Book value of net assets disposed	(25,733,820)

Loss on sale of discontinued operations	(18,357,081)
Income tax benefit, net of valuation allowance of $5,684,872	—

Loss on sale of discontinued operations, net	$(18,357,081)

(17) Subsequent Events

Coral Gables Surgical Center

On August 3, 2007, Surgery Partners Holdings, LLC, a Florida limited liability company (“Surgery Partners”), Surgery Partners of Coral Gables, LLC, a Florida limited liability company (“SPCG,” and together with Surgery Partners, the “Purchaser”), and PainCare Surgery Centers II, Inc. (the “Seller”), a Florida corporation and subsidiary of PainCare Holdings, Inc. (the “Company”), entered into a Partnership Interest Purchase Agreement (the “Purchase Agreement”) and several ancillary documents pursuant to which Seller agreed to sell to Purchaser its 63.09% of the partnership interests (the “Partnership Interests”) of PSHS Beta Partners, Ltd., d/b/a the Gables Surgery Center (the “Gable ASC”), which operates a free standing, multi-specialty, Florida licensed and Medicare certified ambulatory surgery center located in Coral Gables, Florida. The purchase price for the Partnership Interests is $4,105,319. Purchaser has deposited in escrow a total of $4,624,933, which amount includes the purchase price plus certain transaction related expenses and payments. The closing of the transactions set forth in the Purchase Agreement are subject to customary conditions, including, but not limited to, receipt by Purchaser of a license from the Florida Agency for Health Care Administration to operate the Gables ASC. Upon the closing of the transactions set forth in the Purchase Agreement, the effective date of the sale shall be the date the Purchase Agreement was executed. During the period of time between the execution of the Purchase Agreement and the closing, all financial and economic benefits of the Partnership Interests shall accrue to Purchaser, including, but not limited, to, the recognition of profits and losses attributed to the Partnership Interests and the right to receive the revenues and cash flows associated therewith. The Purchase Agreement may be terminated by either party if the transactions set forth therein are not closed on or before September 3, 2007.

Piedmont Center for Spinal Disorders

On July 31, 2007, PainCare Holdings, Inc. and Dr. Larry Cohen entered into a settlement agreement (the “Cohen Settlement Agreement”) and a series of ancillary documents pursuant to which the parties severed completely the relationship between the Company and Piedmont Center for Spinal Disorders in the following manner: (i) PainCare Acquisition Company XVIII sold to Dr. Cohen certain non-medical assets for a purchase price of $152,000 plus the total amount of proceeds generated from the sale of 80,000 shares of common stock of the Company owned by Dr. Cohen; (ii) PainCare Acquisition Company XVIII and Dr. Cohen terminated the Management Services Agreement and any and all other agreements between the parties; and (iii) the parties entered into general release agreements.

LakeWorth Surgical Center

On July 13, 2007, Surgery Partners Holdings, LLC, a Florida limited liability company (“Surgery Partners”), Surgery Partners of Lake Worth, LLC, a Florida limited liability company (“SPLW,” and together with Surgery Partners, the “Purchaser”), and PainCare Surgery Centers I, Inc. (the “Seller”), a Florida corporation and subsidiary of PainCare Holdings, Inc. (the “Company”), entered into a Partnership Interest Purchase Agreement (the “Purchase Agreement”) and several ancillary documents pursuant to which Seller sold to Purchaser its 58.5% of the partnership interests (the “Partnership Interests”) of PSHS Alpha Partners, Ltd., d/b/a the Lake Worth Surgery Center (the “Lake Worth ASC”), which operates a free standing, multi-specialty, Florida licensed and Medicare certified ambulatory surgery center located in Lake Worth, Florida. The purchase price consists of $10 million cash at closing with potential additional earn-out payments of up to a total of $2.3 million cash over 5 years based upon the amount of certain cash collections by the Lake Worth ASC over the same 5 year period. The closing of the transactions set forth in the Purchase Agreement are subject to customary conditions, including, but not limited to, receipt by Purchaser of a license from the Florida Agency for Health Care Administration to operate the Lake Worth ASC. Upon the closing of the transactions set forth in the Purchase Agreement, the effective date of the sale shall be the date the Purchase Agreement was executed. During the period of time between the execution of the Purchase Agreement and the closing, all financial and economic benefits of the Partnership Interests shall accrue to Purchaser, including, but not limited, to, the recognition of profits and losses attributed to the Partnership Interests and the right to receive the revenues and cash flows associated therewith. On August 13, 2007 the conditions to closing contained in the Purchase Agreement were met.

Rocky Mountain Pain Center

On July 27, 2007, PainCare Holdings, Inc. (“the Company”) and Dr. Floyd Ring entered into a settlement agreement (the “Ring Settlement Agreement”) and a series of ancillary documents pursuant to which the parties severed completely the relationship between the Company and Rocky Mountain Pain Consultants in the following manner: (i) PainCare Acquisition Company XXIII sold to Dr. Ring certain non-medical assets for a purchase price of $300,000, subject to adjustment, plus the total amount of proceeds generated from the sale of 488,064 shares of common stock of PainCare owned by Dr. Ring; (ii) PainCare Acquisition Company XXIII and Dr. Ring terminated the Management Service Agreement and any and all other agreements between the parties; and (iii) the parties entered into general release agreements.

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

Outlook

PainCare is a provider of pain-focused medical and surgical solutions. Through our proprietary network of acquired or managed physician practices, and in partnership with independent physician practices and medical institutions throughout the United States and Canada, PainCare is committed to utilizing the most advanced science and technologies to diagnose and treat pain stemming from neurological and musculoskeletal conditions and disorders.

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

•	Continuing Litigation. We are party to class action lawsuits which will require management attention and company resources until settlements are reached.

•

Medical Reimbursement Rates. Congress and some state legislatures have proposed significant changes in the health care system. Many of these changes have the potential to result in limitations on and, in some cases, significant reductions in the levels of, reimbursement rates to health care providers for services under many government reimbursement programs.

•

Restatement and Sarbanes-Oxley Related Costs. We paid approximately $2.4 million in 2006 in connection with the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, and internal controls over financial reporting. We anticipate incurring SOX related costs in the future, but at a significant cost reduction.

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

Results of Operations

During the six months ended June 30, 2007 and 2006, we derived consolidated Net operating revenues from the following payor sources:

	Six Months Ended June 30,
	2007	2006
		(as restated)
Government	$5,245,374	$5,657,243
Private Ins.	9,948,261	10,468,560
Personal Injury	2,212,901	2,502,583
Self-pay	399,833	515,667
Workers’ compensation	1,782,045	2,984,614
Other	355,975	859,785

Total	$19,944,389	$22,988,452

During the three months ended June 30, 2007 and 2006, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,
	2007	2006
		(as restated)
Government	$2,537,737	$2,439,515
Private Ins.	4,443,434	5,134,248
Personal Injury	1,344,740	1,585,248
Self-pay	289,364	306,002
Workers’ compensation	836,655	917,694
Other	124,436	459,137

Total	$9,576,366	$10,841,844

When reading our condensed consolidated statements of operations, it is important to recognize the following items included within our results of operations:

Impairments. The Company continually evaluates the performance of the individual practices. Any practice that is deemed to be underperforming will become subject to more direct oversight by our management team. To the extent, additional oversight fails to improve the practice’s performance over a period of time, the practice will become subject to additional company imposed actions, but not limited to, potential restructuring or divestiture. Due to this analysis, the company took an additional $3,969,417 charge to Associated Physicians Group, $5,825,796 charge to Colorado Pain Specialist, $2,452,790 charge to Piedmont Center for Spinal Disorders, and $2,828,944 charge to Rocky Mountain Pain Center.

Disposal of business units. The Company entered into and signed a rescission agreement with Centeno Shultz, Inc. on February 28, 2007, Georgia Pain Physicians, PC on April 30, 2007, Kenneth Alo, M.D., P.S. on May 21, 2007, Center for Pain Management ASC, LLC on May 21, 2007, Center for Pain Management, LLC on May 21, 2007, and Health Care Center of Tampa on May 22, 2007. At June 30, 2007, all consolidated transactional information pertaining to the above mentioned disposals have been classified as loss on disposal.

Assets held for sale. With The Company’s decision to sell three ambulatory surgical centers, (“ASC’s”) separately, Center for Pain Management ASC sold during the second quarter leaving Lake Worth Surgical Center and the Gables Surgery Center as held for sale. Subsequent to the quarter end, the Company entered into purchase contracts for the sale of the Lake Worth Surgery Center and the Gables Surgery Center on July 13, 2007 and August 3, 2007, respectively.

For the six months ended June 30, 2007 and 2006, our consolidated results of operations were as follows:

Operating Expenses as a % of Net Operating Revenues

	Six Months Ended June 30,
	2007	% of Revenues	2006	% of Revenues	% Change 2007 vs. 2006
Net operating revenues from continuing operations	$19,944,389		$22,988,452
Operating expenses from continuing operations:
Salaries/benefits, bonuses, taxes	14,580,510	73.1%	12,192,740	53.0%	19.6%
Professional fees	3,945,227	19.8%	4,463,015	19.4%	-11.6%
Supplies	1,334,723	6.7%	1,404,619	6.1%	-4.9%
Equity compensation	130,100	0.7%	(8,068,538)	-35.1%	-101.6%
Marketing and Advertising	629,051	3.2%	646,545	2.8%	-2.7%
Depreciation	901,478	4.5%	838,405	3.6%	7.5%
Amortization	222,600	1.1%	1,006,957	4.4%	-77.9%
Impairment of goodwill	15,076,947	75.6%	—	—
Impairment of other assets	148,127	0.7%	—	—
Other operating expenses	6,036,755	30.3%	4,729,927	20.6%	27.6%

Total operating expenses	43,005,518		17,213,670

Operating income (loss)	(23,061,129)		5,774,782

Income (loss) from continuing operations before income tax benefit (expense)	(26,348,712)		14,670,154
Income tax benefit (expense)	1,886,453		(1,927,304)
Gain (loss) from discontinued operations, net of tax	(37,932,675)		3,932,840
Cumulative change of accounting principle, net of tax	—		991,925

Net income (loss)	$(62,394,934)		$17,667,615

*	Other operating expenses were cutoff at any single category under 2% of total operating expenses, other than Equity Compensation, Amortization, Impairment, and of other assets.

For the three months ended June 30, 2007 and 2006, our consolidated results of operations were as follows:

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,
	2007	% of Revenues	2006	% of Revenues	% Change 2007 vs. 2006
Net operating revenues from continuing operations	$9,576,366		$10,841,844
Operating expenses from continuing operations:
Salaries/benefits, bonuses, taxes	7,576,866	79.1%	6,410,252	59.1%	18.2%
Professional fees	1,452,589	15.2%	3,055,370	28.2%	-52.5%
Supplies	644,710	6.7%	765,806	7.1%	-15.8%
Equity compensation	63,866	0.7%	513,836	4.7%	-87.6%
Marketing and Advertising	289,373	3.0%	382,230	3.5%	-24.3%
Depreciation	473,911	4.9%	401,812	3.7%	17.9%
Amortization	191,017	2.0%	564,045	5.2%	-66.1%
Impairment of goodwill	15,076,947	157.4%	—	0.0%
Impairment of other assets	148,127	1.5%	—	0.0%
Other operating expenses	3,383,416	35.3%	2,350,573	21.7%	43.9%

Total operating expenses	29,300,822		14,443,924

Operating income (loss)	(19,724,456)		(3,602,080)

Income (loss) from continuing operations before income tax benefit (expense)	(21,299,372)		(4,614,193)
Income tax benefit	146,655		1,466,685
Gain (loss) from discontinued operations, net of tax	(38,067,121)		2,597,757
Cumulative change of accounting principle, net of tax	—		—

Net income (loss)	$(59,219,838)		$(549,751)

*	Other operating expenses were cutoff at any single category under 2% of total operating expenses, other than Equity Compensation and Impairment of other assets.

Net operating Revenues

Our consolidated net operating revenues primarily include revenues from patient care services provided by one of the three primary operating segments as well as revenue derived from management and real estate services provided through corporate headquarters.

During the three and six months ended June 30, 2007, net operating revenues from continuing operations decreased by approximately $3.0 million from 2006 to 2007. This decrease relates primarily to decreased volume and reimbursement at three practices in particular.

Salaries, wages and benefits

Salaries, wages, and benefits represent the most significant expense and include all amounts paid to full and part-time employees, including all related costs of benefits and bonuses provided to employees. It also includes amounts paid for contract labor.

During the three and six months ended June 30, 2007, salaries, wages, and benefits increased by $.9 and $2.3 million, respectively, from 2006 to 2007. This increase was due primarily to additional compensation paid to providers including payments made to physicians subsequent to the end of that shareholder’s earnout period as well as additional providers added to increase volume prospectively. Compensation also increased at the corporate headquarters for specialized personnel with legal and financial/accounting backgrounds to reduce the costs of reliance on third party providers and consultants. Expenses have also been increased for the development of Integrated Pain Solutions.

Professional fees

Professional fees include those fees associated with outside contractors performing professional development services. Professional fees also include professional consulting fees associated with operational functions such as Sarbanes-Oxley compliance and certain legal and accounting fees.

During the three and six months ended June 30, 2007, professional fees decreased by $1.6 and $.5 million, respectively, from 2006 to 2007. The decrease related to the expenses in 2006 associated with restatement of prior years financial statements, Sarbanes Oxley costs and litigation related costs.

Other operating expenses

Other operating expenses include costs associated with managing and maintaining our operating facilities as well as the general and administrative costs related to the operations of our corporate office. These expenses include such items as repairs and maintenance, utilities, contract services, rent, and insurance among others.

For the three and six months ended June 30, 2007 other operating expenses increased by $.8 and $1.3 million, respectively from 2006 to 2007. This increase is primarily related to occupancy costs and other expenses associated with efforts to expand pre-existing practice operations. The other significant cost in this category is for liquidated damages associated with the 2006 PIPE placement of $430,000 in the six months ended June 30, 2007.

Depreciation and amortization

Depreciation and amortization is the monthly and quarterly estimated charge to fixed and intangible assets which accounts for the amount of the useful life used. Such fixed assets include property, plant and equipment, medical equipment and office equipment.

During the three and six months ended June 30, 2007, depreciation and amortization decreased by $.3 and $.7 million. This decrease is due to the fact that amortization of contract rights for one substantial practice was completed in 2006.

Derivative expense (income)

The existence of derivative expense/income is directly related to the Company’s convertible debentures. The recording of derivative expense/income has an inverse relationship to the company’s stock price. As the Company’s stock price increases, our derivative expense increases and as our stock price decreases our derivative expense becomes derivative income. During 2006, derivative income of $10.0 million was recorded. The derivatives resulted in no income or expense during the six months ended June 30, 2007. (See Footnote 13)

Impairment of goodwill

The expenses associated with the impairment of goodwill relate specifically to four physician practices. The expected future cash flows from the practices no longer support the level of goodwill previously reported. The $15 million charge reflects the best estimate of fair value of these entities.

Stock Compensation Plans

The Company recorded stock based compensation under SFAS 123(R) as a liability plan from January 1, 2006 to May 4, 2006. Additionally, on May 25, 2006, the Company also made a material modification to three officers options awards as they became fully vested on that date.

The accounting treatment through May 4, 2006 caused the recognition of a significant financial statement benefit. A benefit of $.7 and $9.2 million was recorded in the three and six months ended June 30, 2006. These amounts were offset by a $1.1 million expense to account for the fully vested options.

Upon conversion of the plan to equity treatment, the amounts recorded are insignificant in comparison to the impact of the liability plan in prior years.

Consolidated Adjusted EBITDA

Management believes that understanding Consolidated Adjusted EBITDA is important in measuring operating performance, leverage capacity, ability to service debt, and make capital expenditures.

In general terms, the definition of Consolidated Adjusted EBITDA, per our credit agreement, is defined as consolidated net earnings (or loss), minus extraordinary gains and interest income, plus interest expense, income taxes, and depreciation and amortization for such period, in each case, as determined in accordance with GAAP.

We use Consolidated Adjusted EBITDA on a consolidated basis to assess our operating performance. We believe it is meaningful because it provides investors a basis using criteria that are used by our internal decision makers. The Company’s internal decision makers believe Consolidated Adjusted EBITDA is a meaningful measure, because it represents a transparent view of our ongoing operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments. While consolidated EBITDA is a meaningful measure, management believes the inclusion of professional fees associated with litigation, accounting restatement, audit and tax work associated with the restatement process, and the implementation of Sarbanes-Oxley Section 404 and other non-ordinary course charges within EBITDA the ability to efficiently assess and view the core operating trends on a consolidated basis and within segments.

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

However, Consolidated Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Consolidated Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Consolidated Adjusted EBITDA should not be considered a substitute for net gain/(loss) from continuing operations or cash flows from operating, investing, or financing activities. Because Consolidated Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles in the United States of America and is thus susceptible to varying calculations, Consolidated Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Therefore consolidated adjusted EBITDA is reconciled to net cash (used in) provided by operating activities. Revenue and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements.

Our Consolidated Adjusted EBITDA for the six months ended June 30, 2007 and 2006 was as follows:

Reconciliation of Loss from Continuing Operations to Consolidated Adjusted EBITDA

	Six Months Ended June 30,
	2007	2006
Net Income (loss)	$(62,394,934)	$17,667,615
Cumulative effect of a change in accounting principle, net of tax	—	(991,925)
Income (loss) from discontinued operations, net of tax	37,932,675	(3,932,840)

Loss from continuing operations	$(24,462,259)	$12,742,850
Provision (benefit) for income tax expense	(1,886,453)	1,927,304
Depreciation and amortization	1,124,078	1,845,362
Impairment of goodwill	15,076,947	—
Impairment of other assets	148,127	—
Interest expense (income)	3,277,368	2,063,920
Other income (expense)	(10,215)	440,421

Consolidated Adjusted EBITDA before derivative income and non-cash compensation	(6,732,407)	19,019,857
Derivative income	—	(10,492,951)
Fair value of options issued to employees	130,100	(8,729,821)

Consolidated Adjusted EBITDA after derivative income and non-cash compensation	$(6,602,307)	$(202,915)

Reconciliation of Consolidated Adjustment EBITDA to Net Cash Provided by (Used In) Operating Activities

	Six Months Ended June 30,
	2007	2006
Consolidated Adjusted EBITDA	$(6,602,307)	$(202,915)
Interest expense and amortization of debt and discount and fees	(3,277,368)	(2,063,920)
Other income (expense)	10,215	(440,421)
Amortization of debt issue costs, debt discounts, and fees	499,599	1,330,064
Stock issued for interest payments	194,140	196,050
Current portion of income tax provision	1,886,453	(1,927,304)
Loss on disposal of property and equipment	121,978	—
Other non-cash transactions	49,555	431,373
Change in operating assets and liabilities	3,048,173	2,571,075
Net cash used in operating activities attributed to discontinued operations	916,492	1,991,534

Net Cash Provided by (Used In) Operating Activities	$(3,153,070)	$1,885,536

The minimum EBITDA requirement per the Company’s loan and security agreement with HBK for the three months ended June 30, 2006 and 2007 were $8,000,000 and $10,000,000, respectively.

Consolidated Adjusted EBITDA decreased $6,399,392 from June 30, 2006 to 2007. The change in consolidated adjusted EBITDA is predominantly due to the fact that the Company is in a restructuring phase, which is having a substantial impact on operational performances.

Segment Results of Operations

Our internal financial reporting and management structure is focused on the major types of services provided by PainCare. We currently provide various patient care services through three operating segments and certain other services through a fourth segment, which correspond to our four reporting business segments: (1) pain management, (2) surgery, (3) ancillary services, and (4) corporate and other. For additional information regarding our business segments, including a detailed description of the services we provide and financial data for each segment, please see Item 1, Business , and Item 7, Management’s Discussion and Analysis of Financial Condition and results of Operations , to our 2006 Form 10-K and Note 24, Segment Reporting, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited) , of this report. Future changes to this organization structure may result in changes to the reportable segments disclosed.

For the six months ended June 30, 2007 and 2006, our results of operations by segment were as follows:

	Six Months Ended June 30,
	2007	2006
Net operating revenues
Pain Management	$12,276,948	$12,339,476
Surgery	2,201,365	3,485,077
Ancillary Services	5,466,076	7,163,899
Corporate and Other	—	—
Operating Earning*
Pain Management	(7,992,802)	2,101,817
Surgery	(3,273,170)	794,602
Ancillary Services	(3,736,881)	1,075,377
Corporate and Other	(8,058,276)	1,802,986

For the three months ended June 30, 2007 and 2006, our results of operations by segment were as follows:

	Three Months Ended June 30,
	2007	2006
Net operating revenues
Pain Management	$6,111,888	$6,568,065
Surgery	859,172	1,604,047
Ancillary Services	2,605,306	2,669,732
Corporate and Other	—	—
Operating Earning*
Pain Management	(8,553,864)	1,022,082
Surgery	(3,095,507)	168,488
Ancillary Services	(4,609,032)	114,907
Corporate and Other	(3,466,053)	(4,907,557)

*	Results of operations for each operating segment include divisional overhead, but exclude corporate overhead. All corporate overhead is included in our corporate and other segment. See note, 24, to the financial statements included in our 2006 Form 10-K for additional information.

Pain Management

For the six months ended June 30, 2007 and 2006, our pain management segment comprised approximately 61.6% and 53.6%, respectively, of consolidated net operating revenues.

Surgery

For the six months ended June 30, 2007 and 2006, our surgery segment comprised approximately 11% and 15.1%, respectively, of consolidated net operating revenues.

Ancillary Services

For the six months ended June 30, 2007 and 2006, our ancillary services comprised of approximately 27.4% and 31.2%, respectively, of consolidated net operating revenues.

Pain Management

For the three months ended June 30, 2007 and 2006, our pain management segment comprised approximately 63.8% and 60.6%, respectively, of consolidated net operating revenues.

Surgery

For the three months ended June 30, 2007 and 2006, our surgery segment comprised approximately 8.9% and 14.8%, respectively, of consolidated net operating revenues.

Ancillary Services

For the three months ended June 30, 2007 and 2006, our ancillary services comprised of approximately 27.2% and 24.6%, respectively, of consolidated net operating revenues.

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

With the intention of narrowing our core business strategy and to reduce debt obligations, PainCare’s management decided during 2006 to exit the ambulatory surgical center acquisition strategy, and has since committed to a plan to sell our interests in our three ambulatory surgical centers (ASC’s). On May 21, 2007, The Center for Pain Management ASC, LLC (CPMASC) and PainCare Holdings, Inc. rescinded the purchase transaction. CPM ASC is considered a discontinued operation instead of available for sale. PainCare’s ASC’s are classified as held for sale and measured at the lower of their carrying amount or fair value less costs to sell. The operations and cash flows of these ASC’s will be eliminated from continuing operations as a result of the sale transaction, and PainCare will have no continuing involvement in the operations of the product group after it is sold. The scenario meets the requirements of FASB Statement No. 144 . Therefore PainCare will report the results of operations of the component, including any gain or loss, in discontinued operations.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records impairment losses on long-lived assets held for sale when events and circumstances indicate that the assets might be impaired if the fair value less costs to sell of the assets are less than the carrying amount of those assets. During 2006, the Company developed a plan to sell our three ASC’s with the intention of using the proceeds to pay off debt obligations. The Company estimated the sales value, net of related costs to sell, at amounts derived from preliminary discussions with our investment bankers. Accordingly, the Company recorded an impairment loss of $5,795,984 in 2007 and $2,297,013 in 2006 attributed to two of the ASC’s. The impairment was based on the Company’s best estimate of the fair value of the ASC less costs to sell.

CPM ASC and PainCare Surgery Centers, Inc. are allocated in the ancillary operating segment. HCCT, ALO, CPM, GPP and TCC are allocated in the Pain Management operating segment. The results of the discontinued operations of HCCT, ALO, GPP, CPM, CPM ASC, TCC and the PainCare Surgery Centers, Inc, businesses, included in the accompanying consolidated statements of operations for the six months ended June 30, 2007 were as follows:

	2007
	GPP	HCCT	ALO	CPM	CPM ASC	TCC	PCSI	Adjustments	Total
Net Revenue	$1,307,078	$888,679	$335,248	$3,968,950	$2,420,667	$371,347	$4,347,089	$—	$13,639,058
Cost of revenue and operating expenses	1,507,170	1,308,246	336,880	2,335,209	1,421,481	398,455	8,371,882	587,550	16,286,873
Operating income (loss)	(200,092)	(419,567)	(21,632)	1,633,741	999,186	(27,108)	(4,024,793)	(587,550)	(2,647,815)
Interest (expense)	(215)	(414)	—	(262)	—	(177)	(3,344)	(2,839,158)	(2,843,570)
Other income (expense)	1,340	—	353	—	—	—	19,869	—	21,562
Income (expense) before provision for income taxes and minority interest	(198,967)	(419,981)	(21,279)	1,633,479	999,186	(27,285)	(4,008,268)	(3,426,708)	(5,469,823)
Provision (benefit) for income taxes			10,129					—	10,129
Income (loss) before minority interest	(198,967)	(419,981)	(31,408)	1,663,479	999,186	(27,285)	(4,008,345)	(3,426,708)	(5,479,952)
Minority interest in earnings of discontinued operations	—	—	—	—	—	—	851,077	—	851,077

Income from discontinued operations	(198,967)	(419,981)	(31,408)	1,663,479	999,186	27,285	(4,859,345)	(3,426,708)	(6,331,029)
Loss from disposal of discontinued operations, net of tax	533,682	842,387	6,400,169	18,357,081	5,099,615	368,712	—	—	31,601,646

Total income (loss) from discontinued operations	$(732,649)	$(1,262,368)	$(6,431,577)	$(16,723,602)	$(4,100,429)	$(395,997)	$(4,859,345)	$(3,426,708)	$(37,932,675)

CPM ASC and PainCare Surgery Centers, Inc. are allocated in the ancillary operating segment. HCCT, ALO, CPM, and GPP are allocated in the Pain Management operating segment. The results of the discontinued operations of HCCT, ALO, GPP, CPM, CPM ASC, and the PainCare Surgery Centers, Inc, businesses, included in the accompanying consolidated statements of operations for the three months ended June 30, 2007 were as follows:

	2007
	GPP	HCCT	ALO	CPM	CPM ASC	PCSI	Adjustments	Total
Net Revenue	$289,994	$251,342	$116,013	$1,367,984	$891,227	$2,065,575	$—	$4,982,135
Cost of revenue and operating expenses	287,020	274,816	130,974	971,189	471,844	7,242,745	587,550	9,966,138
Operating income (loss)	2,974	(23,474)	(14,961)	396,795	419,383	(5,177,170)	(587,550)	(4,984,003)
Interest (expense)	—	(414)	—	—		(203)	(1,391,111)	(1,391,728)
Other income (expense)	—	—	—	—		14,275	—	14,275
Income (loss) before provision for income taxes and minority interest	2,974	(23,888)	(14,961)	396,795	419,383	(5,163,098)	(1,978,661)	(6,361,456)
Benefit (provision) for income taxes	(61,849)	(125,286)	(3,595)	421,376	190,806	(231,397)	(134,552)	55,503
Income (loss) before minority interest	(58,875)	(149,174)	(18,556)	818,171	610,189	(5,394,495)	(2,113,213)	(6,305,953)
Minority interest in earnings of discontinued operations	—	—	—	—	—	528,234	—	528,234

Income from discontinued operations	(58,875)	(149,174)	(18,556)	818,171	610,189	(5,922,729)	(2,113,213)	(6,834,187)
Loss from disposal of discontinued operations, net of tax	533,682	842,387	6,400,169	18,357,081	5,099,615	—	—	31,232,934

Total income (loss) from discontinued operations	$(592,557)	$(991,561)	$(6,418,725)	$(17,538,910)	$(4,489,426)	$(5,922,729)	$(2,113,213)	$(38,067,121)

Physiom, CPM ASC and PainCare Surgery Centers, Inc. are allocated in the ancillary operating segment. HCCT, ALO, CPM, GPP and TCC are allocated in the Pain Management operating segment. The results of the discontinued operations of HCCT, ALO, GPP, CPM, CPM ASC, TCC, Physiom and the PainCare Surgery Centers, Inc, businesses, included in the accompanying consolidated statements of operations for the six months ended June 30, 2006 were as follows:

	2006
	HCCT	ALO	GPP	CPM	CPM ASC	TCC	PCSI	Physiom	Adjustments	Total
Net Revenue	$1,553,789	$1,175,973	$2,946,568	$5,584,570	$2,991,125	$2,114,266	$5,377,494	$2,167,549	$—	$23,911,334
Cost of revenue and operating expenses	931,163	633,375	2,634,086	3,083,727	1,985,060	1,014,007	2,807,405	908,642	—	13,997,465

Operating income (loss)	622,626	542,598	312,482	2,500,843	1,006,064	1,100,259	2,570,089	1,258,907	—	9,913,869
Interest (expense)	(670)	—	(855)	102	—	(4,375)	(7,006)	—	(1,977,111)	(1,989,915)
Other income (expense)	—	—	2,689	—	—	—	10,427	—		(13,116)
Income (loss) before provision for income taxes and minority interest	621,956	542,598	314,316	2,500,945	1,006,065	1,095,884	2,573,510	1,258,907	(1,977,111)	7,937,070
Provision for income taxes	231,079	202,894	121,274	850,840	411,282	374,133	613,637	428,752	—	3,233,891
Income (loss) before minority interest	390,877	339,704	193,042	1,650,105	594,783	721,751	1,959,873	830,155	(1,977,111)	4,703,179
Minority interest in earnings of discontinued operations	—	—	—	—	—	—	770,339	—	—	770,339

Income from discontinued operations	390,877	339,704	193,042	1,650,105	594,783	721,751	1,189,534	830,155	(1,977,111)	3,932,840
Loss from disposal of discontinued operations, net of tax	—	—	—	—	—	—	—	—	—	—

Total income (loss) from discontinued operations	$390,877	$339,704	$193,042	$1,650,105	$594,783	$721,751	$1,189,534	$830,155	$(1,977,111)	$3,932,840

(a)	Adjustments include $587,500 in disposition costs for the six months ended June 30, 2007. Interest was allocated at $2,839,158 and $1,977,111 for the six months and three months ended June 30, 2007 respectively.

Physiom, CPM ASC and PainCare Surgery Centers, Inc. are allocated in the ancillary operating segment. HCCT, ALO, CPM, GPP and TCC are allocated in the Pain Management operating segment. The results of the discontinued operations of HCCT, ALO, GPP, CPM, CPM ASC, TCC, Physion and the PainCare Surgery Centers, Inc, businesses, included in the accompanying consolidated statements of operations for the three months ended June 30, 2006 were as follows:

	2006
	Physiom	TCC	GPP	ALO	HCCT	CPM	CPMASC	PCSI	Adjustments	Total
Net Revenue	$1,383,723	$962,897	$1,518,316	$479,499	$691,966	$2,839,397	$1,629,615	$3,244,054	$—	$12,749,467
Cost of revenue and operating expenses	421,107	536,166	1,435,699	254,353	459,462	1,544,847	1,018,587	1,499,071	—	7,169,292

Operating income (loss)	962,616	426,731	82,617	225,146	232,504	1,294,550	611,028	1,744,983	—	5,580,175
Interest (expense)	—	—	(415)	—	—	—	—	(4,571)	(666,387)	(671,373)
Other income (expense)	—	(3,872)	476	—	(670)	(33)	—	1,688	—	(2,411)
Income (loss) before provision for income taxes and minority interest	962,616	422,859	82,678	225,146	231,834	1,294,517	611,028	1,742,100	(666,387)	4,906,391
Provision (benefit) for income taxes	328,013	145,304	43,560	94,961	98,210	809,824	(52,775)	445,068	—	1,912,165
Income (loss) before minority interest	634,603	277,555	39,118	130,185	133,624	484,693	663,803	1,297,032	(666,387)	2,994,226
Minority interest in earnings of discontinued operations	(118,516)	—	—	—	—	—	—	514,985	—	396,469

Income from discontinued operations	753,119	277,555	39,118	130,185	133,624	484,693	663,803	782,047	(666,387)	2,597,757
Loss from disposal of discontinued operations, net of tax	—	—	—	—	—	—	—	—	—	—

Total income (loss) from discontinued operations	$753,119	$277,555	$39,118	$130,185	$133,624	$484,693	$663,803	$782,047	$(666,387)	$2,597,757

The assets and liabilities of the TCC, GPP, ALO, HCCT, CPM, CPM ASC and PainCare Surgery Centers, Inc. businesses included in the consolidated balance sheets as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007 (unaudited)	December 31, 2006
Assets
Cash	$226,206	$1,292,159
Accounts receivable	6,045,560	10,402,272
Deposits and prepaids	378,376	776,364
Deferred taxes	—	96,235

Current assets of discontinued operations	6,650,142	12,567,030

Property and equipment, net	830,862	2,156,871
Goodwill	8,792,320	58,951,126
Other assets	404,473	1,023,634
Non-current deferred tax asset	1,529,561	852,341

Non-current assets of discontinued operations	11,557,216	62,983,972

Total assets of discontinued operations	$18,207,358	$75,551,002

Liabilities
Accounts payable and accrued liabilities	$236,939	$1,961,848
Current portion of capital lease obligations	—	18,367
Current portion of notes payable	—	62,000
Deferred taxes, current	1,529,561	—

Current liabilities of discontinued operations	1,766,500	2,042,215
Capital lease obligations	—	46,859
Deferred taxes	—	218,109

Long term liabilities of discontinued operations	—	264,968

Total liabilities of discontinued operations	$1,766,500	$2,307,183

Minority interest in discontinued operations	2,904,605	2,191,797
Book value of net assets	$13,536,253	$71,052,022

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

The discontinued operations of the PainCare Surgery Centers, Inc. were allocated interest because the Company is required by our senior lender HBK Investments to repay their note upon the sale of PainCare Surgery Centers, Inc. As a result, interest expense of $2,839,158 and $1,977,111, respectively, has been included in the results of the discontinued operations recorded as held for sale.

The following table shows the components of the loss from sale of Centeno Shultz, Inc. (TCC), net of taxes as of February 28, 2007:

Proceeds	$(1,419,302)
Book value of net assets disposed	(1,769,108)
Cost of disposition	(18,906)

Loss on sale of discontinued operations	(368,712)
Income tax benefit, net of valuation allowance of $134,551	—

Loss on sale of discontinued operations, net	$(368,712)

On April 30, 2007, the PainCare Holdings Inc. parties and Georgia Pain Physicians, PC, (“GPP”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for purchase price of $125,000. $50,000 is due at closing and the remaining balance is a $75,000 promissory note payable in three consecutive installments of $25,000 a month starting June 1, 2007 and paid in full no later than August 1, 2007. Due to the immaterial nature, interest is not imputed on this note.

The following table shows the components of the loss from sale of Georgia Pain Physicians, PC net of taxes as of April 30, 2007:

Proceeds	$125,000
Book value of net assets disposed	(658,682)

Loss on sale of discontinued operations	$(533,682)
Income tax benefit, net of valuation allowance of $53,655	—

Loss on sale of discontinued operations, net	$(533,682)

On May 21, 2007, the PainCare Holdings Inc. parties and Kenneth Alo, M.D., P.A., (“ALO”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for purchase price of $200,000, due at closing, along with a promissory note in the amount of $200,000 to be repaid with 1290 interest in six consecutive installments of $34,510 beginning on June 15, 2007. As of June 30, 2007, the PainCare, Inc. parties have received $34,510 in cash payments for the sale of the PainCare Sub leaving a remaining balance on the note in the amount of $167,490.

The following table shows the components of the loss from sale of Alo, M.D., P.A., net of taxes as of May 21, 2007:

Proceeds	$400,000
Book value of net assets disposed	(6,800,169)

Loss on sale of discontinued operations	$(6,400,169)
Income tax benefit permanent difference, not applicable	—

Loss on discontinued operations, net	$(6,400,169)

On May 22, 2007, PainCare, PainCare Sub, and HealthCare Center of Tampa, (“HCCT”), entered into a Settlement Agreement and several ancillary documents, pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for purchase price of $440,000 at closing and agreed to remit the proceeds from the sale of his 685,000 shares of common stock in PainCare Holdings Inc. HCCT purchased from PainCare and PainCare Sub certain medical equipment for a purchase price of $35,000.

The following table shows the components of the loss from sale of The HealthCare Center of Tampa, net of taxes as of May 22, 2007:

Proceeds	$570,428
Book value of net assets disposed	(1,412,815)

Loss on sale of discontinued operations	(842,387)

Income tax benefit, net of valuation allowance of $124,039	—

Loss on sale of discontinued operations, net	$(842,387)

On May 21, 2007, the PainCare Holdings Inc. parties and The Center for Pain Management ASC, LLC (“CPM ASC”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, the Original Surgery Center cancelled the portion of the unpaid amounts owing under the purchase promissory note issued by PainCare Surgery Centers to the Original Surgery Center in the amount of $7.5 million plus all accrued interest.

The following table shows the components of the loss from sale of The Center for Pain Management ASC, LLC, net of taxes as of May 21, 2007:

Proceeds	$7,860,094
Book value of net assets disposed	(12,959,709)

Loss on sale of discontinued operations	(5,099,615)
Income tax benefit, net of valuation allowance of $3,920,441	—

Loss on sale of discontinued operations, net	$(5,099,615)

On May 21, 2007, the PainCare Holdings Inc. parties and The Center for Pain Management, LLC, (“CPM”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for purchase price of $5 million with a forgiveness of certain liabilities and contingent considerations in the amount of $2.4 million. Of the total proceeds from the sale of CPM, $4.7 million went directly to our senior lender HBK Investments to partially repay the remaining principal on the promissory note.

The following table shows the components of the loss from sale of The Center for Pain Management, LLC, net of taxes as of May 21, 2007:

Proceeds	$7,376,739
Book value of net assets disposed	(25,733,820)

Loss on sale of discontinued operations	(18,357,081)
Income tax benefit, net of valuation allowance of $5,684,872	—

Loss on sale of discontinued operations, net	$(18,357,081)

Liquidity and Capital Resources

General

As of June 30, 2007, the Company had a working capital deficit from continuing operations of $27,073,389 including $931,569 of cash and cash equivalents. The Company’s cash provided by (used in) continuing operating activities for the six months ended June 30, 2007 and 2006, was ($4,069,562) and ($105,998) ,respectively.

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

HBK Notice of Default

On March 21, 2007, we received a notice of default (the “HBK Notice”) from HBK Investments L.P. (the “Agent”) with respect to that certain Loan and Security Agreement dated May 11, 2005, as amended (the “Loan Agreement”), entered into by the Company, the Company’s subsidiaries, the Agent, HBK Master Fund L.P., (“HBK-MF”) and Del Mar Master Fund Ltd. (“Del Mar,” and together with HBK-MF the “Lenders”). The HBK Notice provides that (i) the default rate of interest as set forth in the Loan Agreement is in effect until such time as all such alleged events of default have either been cured or waived in writing, and (ii) the Agent and Lenders expressly reserve all of their remedies, powers, rights, and privileges under the Loan agreement, at law, in equity, or otherwise including, without limitation, the right to declare all obligations under the Loan Agreement immediately due and payable. On March 21, 2007, we received a notice from the Agent that the Agent would be charging interest at the default rate until all existing events of default have been waived in accordance with the Loan Agreement. The default rate is LIBOR plus 10.25% or approximately 15.57% as of March 21, 2007. As of June 30, 2007 the principal and accrued interest due was $23,263,321 and $2,546,715

CPM Notice of Default

On March 15, 2007, we received a notice of breach and default (the “CPM Notice”) from The Center for Pain Management, LLC (“CPM”) with respect to that certain Asset Acquisition Agreement dated December 1, 2004 (the “APA”) entered into by the Company, PainCare Acquisition Company XV, Inc. (the “Subsidiary”), CPM, and the owners of CPM (the “Members”). The CPM Notice provides that unless the alleged events of default set forth in the CPM Notice are cured by the Company, (i) certain non-competition and non-solicitation provisions binding the Members will cease as of April 24, 2007, and (ii) CPM and the Members will have, as of April 12, 2007, certain rights under that certain Stock Pledge Agreement dated December 1, 2004 (the “Pledge Agreement”) entered into by the Company and the Members, including, but not limited to, the right to foreclose on the issued and outstanding shares of stock of the Subsidiary. Since receipt of the CPM Notice we have been actively engaged in negotiations with CPM in an effort to resolve the disputes between us. We have, as a result of the foregoing negotiations, reached an agreement in principal providing for our sale of CPM and the related surgery center operations to those individuals from whom we originally purchased the operations. On May 21, 2007 the original purchase transaction was rescinded and the debt was forgiven.

Convertible Debentures

We are currently in technical default of the terms of the convertible debentures issued to Midsummer Investments, Ltd and Islandia LP, as a result of our default under the terms of the HBK loan facility. We have not, to date, received any formal notification of default from either Midsummer or Islandia.

Liquidated damagers on PIPE investments

During 2006, The Company placed a private investment in public equity (PIPE) of $10.2 million. The execution of that equity issuance required The Company to file an effective registration statement for those shares within 90 days. Failure to have an effective registration statement within the prescribed time period has caused The Company to recognize liquidated damages of $1.7 million. The Company is currently in negotiations regarding the timing and method of payment to satisfy the obligation.

Contractual Obligations

A summary of our contractual obligations and commercial commitments at June 30, 2007 were as follows:

	Total	Less than 1 Year	One-3 Years	Three-5 Years	5+ Years
Long-term debt	$22,436,760	$22,436,760	$—	$—	$—
Convertible debentures	12,839,354	12,839,354	—	—	—
Capital leases	2,595,582	1,196,410	586,225	812,947	—
Operating leases	8,452,424	2,246,196	4,880,713	975,512	350,003
Acquisition consideration	1,645,328	811,996	833,332
Employment agreements	2,100,000	600,000	1,500,000	—	—
Total contractual obligations	$49,880,492	$40,071,151	$7,670,879	$1,788,459	$350,003

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

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2006 Form 10-K and Note 1, Basis of Presentation , to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. Of our significant accounting policies, those that we consider to the be most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations , “Critical Accounting Policies,” to our 2006 Form 10-K.

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

Interest Rate Risk

We are subject to interest rate risk in that our senior credit facility accrues interest at variable market rates. As of June 30, 2007, we had $23.3 million of variable rate debt outstanding under the senior credit facility. At December 31, 2006, the facility bore interest at the rate of LIBOR plus 7.25% or Prime plus 4.5%. On March 21, 2007 we received notice from the Agent that the default interest rate of LIBOR plus 10.25% (15.57%) was then in effect. A hypothetical 10.55% increase in the interest rate under the facility would decrease our pre-tax earnings and operating cash flows by approximately $382,100. The hypothetical increase is computed by analyzing the historical rate increase subject to LIBOR over the Company’s term of the credit facility.

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. At December 31, 2006, we performed the impairment tests and determined impairment was needed for both goodwill and the other intangible assets. The total impairment was $33,994,512 for continuing operations and $2,297,013 for discontinued operations. During the six months ended June 30, 2007 the total impairment was $15,076,947 for continuing operations and $48,167,439 for discontinued operations.

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

Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting as of December 31, 2006 have not yet been remediated, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were not effective as of June 30, 2007. To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Additional staffing to allow the controller and assistant controller essential times to oversee the accounting organization as well as other actions to strengthen the operation and effectiveness of our internal controls, accounting issues, and prepares the required disclosures in the notes to the financial statements.

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

Class Action

On March 21, 2006, Roy Thomas Mould filed a complaint under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, as well as the Company’s chief executive officer and chief financial officer, before the United States District Court for the Middle District of Florida. The complaint is entitled Mould v. PainCare Holdings, Inc., et al. , Case No. 06-CV-00362-JA-DAB. Mr. Mould alleged material misrepresentations and omissions in connection with the Company’s financial statements which appear to relate principally to the Company’s previously announced intention to restate certain past financial statements. Ten additional complaints were filed shortly afterward before the same court which recite similar allegations. (Collectively, these cases will be referred to as the “Securities Litigation.”) Lead counsel was selected and a consolidated complaint was filed. On September 20, 2006, the Company filed a motion to dismiss the pending securities class action with the Federal District Court. Subsequently, the District Court referred the matter to a Federal Magistrate for a hearing, report and recommendation. On January 17, 2007, the Magistrate held a hearing and took the matter under submission. On March 26, 2007, the Magistrate issued a report which recommended that the District Court dismiss all outstanding claims with leave to amend. On April 25, 2007, the District Court signed an order adopting the Magistrate’s report and dismissed the Securities Litigation, with leave to amend. An amended consolidated class action complaint was filed on May 23, 2007. By motion filed June 7, 2007, the Company again moved to dismiss the action. The Magistrate held a hearing regarding the Company’s dismissal motion at the conclusion of the hearing, the matter was taken under submission by the Magistrate on August 15, 2007.

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

The following information sets forth certain information for all securities sold by the Company during the three months ended June 30, 2007 without registration under the Securities Act of 1933, as amended (the “Securities Act”).

Between April 1, 2007 and June 30, 2007 a total of 61,892 common stock shares were issued representing the third of three earnout installments related to the Associated Physicians Group.

Between April 1, 2007 and June 30, 2007 a total of 620,944 common stock shares were issued representing the third of three earnout installments related to the Health Care Center of Tampa.

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

HBK Notice of Default

On March 21, 2007, we received a notice of default (the “HBK Notice”) from HBK Investments L.P. (the “Agent”) with respect to that certain Loan and Security Agreement dated May 11, 2005, as amended (the “Loan Agreement”), entered into by the Company, the Company’s subsidiaries, the Agent, HBK Master Fund L.P., (“HBK-MF”) and Del Mar Master Fund Ltd. (“Del Mar,” and together with HBK-MF the “Lenders”). The HBK Notice provides that (i) the default rate of interest as set forth in the Loan Agreement is in effect until such time as all such alleged events of default have either been cured or waived in writing, and (ii) the Agent and Lenders expressly reserve all of their remedies, powers, rights, and privileges under the Loan agreement, at law, in equity, or otherwise including, without limitation, the right to declare all obligations under the Loan Agreement immediately due and payable. On March 21, 2007, we received a notice from the Agent that the Agent would be charging interest at the default rate until all existing events of default have been waived in accordance with the Loan Agreement. The default rate is LIBOR plus 10.25% or approximately 15.57% as of March 21, 2007. As of June 30, 2007 the principal and accrued interest due was $23,263,321 and $ $2,546,715, respectively.

CPM Notice of Default

On March 15, 2007, we received a notice of breach and default (the “CPM Notice”) from The Center for Pain Management, LLC (“CPM”) with respect to that certain Asset Acquisition Agreement dated December 1, 2004 (the “APA”) entered into by the Company, PainCare Acquisition Company XV, Inc. (the “Subsidiary”), CPM, and the owners of CPM (the “Members”). The CPM Notice provides that unless the alleged events of default set forth in the CPM Notice are cured by the Company, (i) certain non-competition and non-solicitation provisions binding the Members will cease as of April 24, 2007, and (ii) CPM and the Members will have, as of April 12, 2007, certain rights under that certain Stock Pledge Agreement dated December 1, 2004 (the “Pledge Agreement”) entered into by the Company and the Members, including, but not limited to, the right to foreclose on the issued and outstanding shares of stock of the Subsidiary. Since receipt of the CPM Notice we have been actively engaged in negotiations with CPM in an effort to resolve the disputes. We have, as a result of the foregoing negotiations, reached an agreement in principal providing for our sale of CPM and the related surgery center operations to those individuals from whom we originally purchased the operations. The completion of the transactions remains subject to the negotiation and execution of definitive transaction documents. On May 21, 2007 the original purchase transaction was rescinded and the debt was forgiven.

Convertible Debentures

We are currently in technical default of the terms of the convertible debentures issued to Midsummer Investments, Ltd and Islandia LP, as a result of our default under the terms of the HBK loan facility. We have not, to date, received any formal notification of default from either Midsummer or Islandia.

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

No matters require disclosure

ITEM 5.	OTHER INFORMATION

No matters require disclosure

ITEM 6.	EXHIBITS

No.	Description
3.01	Articles of Incorporation (1)

3.02	By Laws (1)

3.03	Amendment to Bylaws (2)

3.04	Amendment to Articles of Incorporation (3)

4.1	2000 Stock Option Plan of PainCare, Inc. (1)

4.2	2001 Stock Option Plan of PainCare, Inc. (1)

10.1	Mutual Settlement Agreement and General Release effective as of May 15, 2007 between PainCare, Inc., PainCare Acquisition Company IX , Inc., Kenneth M. Alo, M.D., NCCK Children’s Trust, Alpha Two, LLC, Alpha Three, FLP, Alo Nongrantor Trust, Delta KMA One, LLC, Delta KMA Two, FLP and Kenneth Alo, P.A.(4)

10.2	Settlement Agreement as of May 16, 2007 by and among PainCare Holdings, Inc. and Saqib Khan M.D. (4)

10.3	Agreement by and among Secured Creditors effective May 21, 2007 by and among PainCare Holdings, Inc., PainCare Acquisition Company XV, Inc. and PainCare Surgery Centers III, Inc., The Center for Pain Management, LLC, The Center for Pain Management ASC, LLC and HBK Investment, L.P.(5)

31.1	Certification of Chief Executive Officer of PainCare Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial and Accounting Officer of PainCare Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Chief Executive Officer and Chief Financial and Accounting Officer of PainCare Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC with the Company’s Form S-4 on January 4, 2002
(2)	Previously filed with the SEC with the Company’s Form 8-K on July 12, 2005
(3)	Previously filed with the SEC with the Company’s Form 8-K on August 11, 2005
(4)	Previously filed with the SEC with the Company’s Form 8-K on May 29, 2007
(5)	Previously filed with the SEC with the Company’s Form 8-K on June 7, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 28, 2007	PainCare Holdings, Inc.

/s/ Randy A. Lubinsky
Randy A. Lubinsky
Chief Executive Officer

Date: August 28, 2007	/s/ Mark Szporka
Mark Szporka
Chief Financial & Accounting Officer