Form 10-Q
period 2007-09-30
PAINCARE HOLDINGS INC
filed 2007-11-13
CIK 1003472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 7, 2007 there were 78,780,694 outstanding shares of the Registrant’s common stock, $0.0001 par value.

PAINCARE HOLDINGS, INC.

PAINCARE HOLDINGS, INC.

Consolidated Balance Sheets

As of September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
Assets
Current Assets
Cash	$434,766	$2,414,160
Accounts receivable, net	6,506,304	8,013,638
Note receivable	968,706	500,000
Deposits, prepaids and other	884,687	552,183
Deferred tax asset	14,052,953	1,605,278
Income tax receivable	1,525,318	4,135,375
Current assets of discontinued operations	—	13,898,821

Total current assets	24,372,734	31,119,455
Property and equipment, net	6,956,927	7,949,791
Goodwill, net	32,362,550	48,685,270
Other assets	993,753	3,602,071
Non-current assets of discontinued operations	—	72,597,394

Total assets	$64,685,964	$163,953,981

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$6,732,193	$4,035,538
Interest payable	3,367,842	781,971
Acquisition consideration payable	659,575	4,026,209
Current portion of notes payable	7,819,663	34,053,378
Convertible debentures	12,983,796	12,415,480
Current portion of default put option	600,000	600,000
Current portion of capital lease obligation	1,098,369	1,374,030
Total current liabilities of discontinued operations	—	2,311,839

Total current liabilities	33,261,438	59,598,445
Capital lease obligations	1,142,897	1,696,642
Deferred tax liability, non-current	14,052,953	3,048,760
Non-current liabilities of discontinued operations	—	67,355

Total liabilities	48,457,288	64,411,202

Minority interest related to discontinued operations		2,191,797
Shareholders’ equity
Common stock, $.0001 par value. Authorized 200,000,000 shares; issued and outstanding 67,648,717 and 66,292,721 shares, respectively	6,765	6,629
Preferred stock, $.0001 par value. Authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Additional paid in capital	143,999,041	142,763,156
Retained earnings	(127,905,841)	(45,465,595)
Other comprehensive income	128,711	46,792

Total stockholders equity	16,228,676	97,350,982

Total liabilities and stockholders’ equity	$64,685,964	$163,953,981

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Consolidated Statement of Operations
Revenues:
Pain Mgmt.	$3,560,198	$4,166,093	$12,212,591	$13,565,575
Surgery	775,899	1,189,135	2,258,355	4,027,780
Ancillary	1,828,616	2,296,655	7,294,691	9,892,769

Total Revenues	6,164,713	7,651,883	21,765,637	27,486,124
Cost of revenues	3,290,924	2,873,577	10,273,478	7,407,288

Gross profit	2,873,789	4,778,306	11,492,159	20,078,836
General and administrative expense	6,655,957	8,345,006	22,221,145	17,118,583
Amortization expense	344,054	165,609	372,324	466,753
Impairment	9,386,893	—	19,328,879	—
Depreciation expense	391,571	394,396	1,168,426	1,146,060

Operating income (loss)	(13,904,686)	(4,126,705)	(31,598,615)	1,347,440
Interest income (expense)	(2,094,406)	(1,588,985)	(5,371,185)	(3,625,849)
Derivative benefit	—	8,558	—	10,501,509
Other income (expense)	(65,798)	43,589	(77,232)	418,262

Income (loss) from continuing operations before income taxes	(16,064,890)	(5,663,543)	(37,047,032)	8,641,362
Provision (benefit) for income taxes	700,259	165,571	(1,186,194)	1,958,900

Income (loss) from continuing operations, net of tax	(16,765,149)	(5,829,114)	(35,860,838)	6,682,462

Discontinued operations:
Income (loss) from discontinued operations (less applicable income tax (provision) benefit of ($0), ( $1,529,919), ($10,129), ($4,897,785))	(975,546)	1,718,946	(12,673,145)	5,883,061
Loss on disposal of discontinued operations	(2,304,617)	—	(33,906,263)	—

Income (loss) from discontinued operations, net of tax	(3,280,163)	1,718,946	(46,579,408)	5,883,061
Income (loss) from operations before a cumulative effect of a change in accounting principle	(20,045,312)	(4,110,168)	(82,440,246)	12,565,523

Cumulative effect of a change in accounting principle (net of tax of $661,283)	—	—	—	991,925

Net income (loss)	$(20,045,312)	$(4,110,168)	$(82,440,246)	$13,557,448

Basic income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(.25)	$(.09)	$(.53)	$.10
Income (loss) from discontinued operations	$(.05)	$.03	$(.69)	$.09
Cumulative effect of a change in accounting principle	—	—	—	$.02

Net income (loss)	$(.30)	$(.06)	$(1.22)	$.21

Diluted income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(.25)	$(.09)	$(.53)	$.09
Income (loss) from discontinued operations	$(.05)	$.03	$(.69)	$.08
Cumulative effect of a change in accounting principle	—	—	—	$.01

Net income (loss)	$(.30)	$(.06)	$(1.22)	$.18

Basic weighted average common shares outstanding	67,563,753	64,482,619	67,061,322	64,040,150
Diluted weighted average common shares outstanding	67,563,753	64,482,619	67,061,322	74,166,535

See accompanying notes to consolidated financial statements.

PAINCARE HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	2007	2006
	(unaudited)	(as restated)
Cash flows from operating activities:
Net income (loss)	$(82,440,246)	$13,557,448
Loss (income) from discontinued operations, net of tax	46,579,408	(5,883,061)
Cumulative effect of a change in accounting principle, net of tax	—	(991,925)

Income (loss) from continuing operations	(35,860,838)	6,682,462
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,168,426	1,146,060
Amortization	372,324	466,753
Impairment charges	19,328,879	—
Non-cash compensation	471,864	(8,018,976)
Loss on disposal of property and equipment	334,465	—
Amortization of debt discount	851,029	2,028,684
Stock issued for interest payments	194,140	224,175
Derivative (benefit) expense	—	(10,501,509)
Change in operating asset and liabilities:
Accounts receivable	1,715,408	104,830
Deposits and prepaid expenses	(332,625)	8,093
Other assets	109,722	120,793
Deferred taxes	(1,443,482)	6,884,104
Interest payable	2,945,965	—
Income tax payable	2,610,059	(2,598,480)
Accounts payable	2,584,313	131,370

Net cash provided by (used in) operating activities from continuing operations	(4,950,353)	(3,321,641)
Net cash provided by operating activities attributable to discontinued operations	1,365,408	3,387,394

Net cash provided by (used in) operating activities	(3,584,945)	65,753
Cash flows from investing activities:
Purchase of property and equipment	(323,118)	(715,283)
Cash paid for earnouts	(476,950)	(8,168,493)
Cash used for acquisitions	—	(9,982,214)
Cash from acquisitions	—	28,106
Cash from disposition, net	20,960,062	—

Net cash provided by (used in) investing activities from continuing operations	20,159,994	(18,837,884)
Net cash provided by (used in) investing activities attributable to discontinued operations	(127,783)	(42,167)

Net cash provided by (used in) investing activities	20,032,211	(18,880,051)
Cash flows from financing activities:
Proceeds from issuance of common stock, net capital offering costs	—	4,090,707
Payments of capital lease obligations	(857,496)	(1,263,594)
Proceeds from issuance of convertible debentures	—	3,000,000
Notes receivable, net of payments	893,357	(749,999)
Payment on notes payable	(19,542,814)	(3,883,012)

Net cash provided by (used in) financing activities from continuing operations	(19,506,953)	1,194,102
Net cash provided by (used in) financing activities attributed to discontinued operations	(575,085)	(1,703,580)

Net cash provided by (used in) financing activities	(20,082,038)	(509,478)
Effect of exchange rate changes on cash and cash equivalents	81,919	34,090

Net increase (decrease) in cash and cash equivalents	(3,552,853)	(19,289,686)
Cash and cash equivalents at beginning of period includes cash from discontinued operations of $1,573,458 and $1,875,044	3,987,619	22,713,165

Cash and cash equivalents at end of period includes cash from discontinued operations of $0 and $2,746,181	$434,766	$3,423,479

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	3,287,050	3,984,860
Cash received (paid) for taxes	4,461,343	(2,908,536)
Non-cash investing and financing transactions:
Common stock issued for acquisitions	—	9,624,459
Common stock issued for contingent consideration	570,017	8,567,047
Acquisition consideration payable	659,575	989,559
Common stock issued for common stock payable	—	5,405,601
Equipment purchased financed	229,363	436,616
Common stock issued for cancelled warrants	—	3,486,632
Common stock issued for interest	194,140	224,175
Common stock issued for new financing	—	980,000
Accrued compensation recharacterized as equity	—	9,123,573

PAINCARE HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2007

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2006	66,292,721	6,629	$142,763,156	$(45,465,595)	$46,792	$97,350,982
Comprehensive loss:
Net loss				(82,440,246)		(82,440,246)
Cumulative other comprehensive income					81,919	81,919

Total comprehensive loss						(82,358,327)
Common stock issued for earnouts—RMG	56,822	6	38,633	—	—	38,639
Common stock issued for earnouts—SOPC	169,376	17	62,652	—	—	62,669
Common stock issued for earnouts—HCCT	620,994	62	198,656	—	—	198,718
Common stock issued for earnouts—APG	61,892	6	22,894	—	—	22,900
Common stock issued for earnouts—Zolper	116,667	12	247,079	—	—	247,091
Common stock options issued to employees	—	—	471,864	—	—	471,864
Common stock issued for debenture interest payments	330,245	33	194,107	—	—	194,140

Balances at September, 2007	67,648,717	6,765	$143,999,041	$(127,905,841)	$128,711	$16,228,676

See accompanying notes to consolidated financial statements.

(1) Organization and Basis of Presentation

Basis of Presentation

PainCare Holdings, Inc. (“the Company”) is a provider of pain-focused medical and surgical solutions. Through its proprietary network of acquired or managed physician practices and in partnership with independent physician practices and medical institutions throughout the United States and Canada, PainCare is committed to utilizing the most advanced science and technologies to diagnose and treat pain stemming from neurological and musculoskeletal conditions and disorders.

The accompanying unaudited condensed consolidated financial statement of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (the “SEC”) in PainCare’s 2006 Annual Report on Form-10-K (the “2006 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in these interim statements, as allowed by such SEC rules and regulations. The balance sheet as of September 30,2007 has been derived from unaudited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.

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

Reclassifications

Certain financial results have been reclassified to conform to the current period presentations. Such reclassifications primarily relate to subsidiaries we sold or have listed as available for sale in the three months ended September 30, 2007 that qualify under Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as discontinued operations. We reclassified our condensed consolidated balance sheet for the year ended December 31, 2006 and our condensed statement of operations’ comprehensive income and statement of cash flows for the nine and three months ended September 30, 2006 to show the results of those qualifying subsidiaries. The Company also reclassified these subsidiaries for the nine and three months ended September 30, 2007 as discontinued operations.

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

Cash and Cash Equivalents

The Company had a qualified cash requirement from the HBK Investments credit facility which required the Company to maintain a minimum consolidated balance of at least $2 million in cash and cash equivalents at all times. On October 3, 2007, the Company entered into a new forbearance agreement with HBK which rescinded the $2 million restriction. The new agreement states the Company cannot maintain a negative balance in cash and cash equivalents.

Accounts Receivable

Accounts receivable, net for continuing operations at September 30, 2007 consisted of:

Accounts receivable	$7,953,441
Less allowance for doubtful accounts	(1,447,137)

Accounts receivable, net	$6,506,304

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

Property and equipment, net for continuing operations at September 30, 2007 consisted of:

Furniture, fixtures equipment	$4,786,396
Medical equipment	8,466,502

Total cost	13,252,898
Less accumulated depreciation	(6,295,971)

Property and equipment, net	$6,956,927

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses for continuing operations at September 30, 2007 consisted of:

Accounts payable	$2,693,495
Accrued salaries	364,128
Accrued management bonuses	535,000
Other payable and accrued expenses	3,139,570

Accounts payable and accrued expenses	$6,732,193

Interest Payable

Accrued interest for continuing operations at September 30, 2007 consisted of:

Convertible debenture	$751,000
Accrued interest on note payable	119,342
Accrued forbearance fee	2,497,500

Interest payable	$3,367,842

Advertising Costs

Advertising expenditures relating to marketing efforts consisting primarily of marketing material, brochure preparation, printing and trade show expenses are expensed as incurred, which is included in general and administrative expense in the accompanying consolidated statements of operations. Advertising expense was $865,515 and $947,928 for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, advertising expense was $236,464 and $307,063, respectively.

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

(2) Going Concern

Current situation—November 2007

As of September 30, 2007, the Company had a working capital deficit from continuing operations of $8,888,704 including $434,766 of cash and cash equivalents. The Company’s cash provided by (used in) continuing operating activities for the nine months ended September 30, 2007 and 2006, was ($4,950,353) and ($3,321,641), respectively.

The Company expects to utilize its available cash and cash equivalents to fund its operating activities. We have significantly curtailed our acquisition model and have a plan to reduce expenses prospectively. The Company is continuing to pursue fund-raising possibilities through either the sale of its securities, debt financing or asset dispositions. As of October 2, 2007, the Company closed a private placement issuing 11,111,112 shares in common shares and warrants for $2 million. During the first quarter of 2008, the Company expects to receive a $1.6 million federal income tax refund. There can be no assurance that we will be able to effectuate any of the foregoing alternatives on terms that we deem to be reasonable given the circumstances. If the Company is unable to effectuate any of the foregoing alternatives on reasonable terms and/or the level of cash and cash equivalents falls below anticipated levels, it is uncertain if we will have the ability to continue our operations as they are currently conducted into the third quarter of 2008. The accompanying financial statements have been prepared on the assumption that we will continue as a going concern.

HBK Notice of Default

On March 21, 2007, we received a notice of default (the “HBK Notice”) from HBK Investments L.P. (the “Agent”) with respect to that certain Loan and Security Agreement dated May 11, 2005, as amended (the “Loan Agreement”), entered into by the Company, the Company’s subsidiaries, the Agent, HBK Master Fund L.P., (“HBK-MF”) and Del Mar Master Fund Ltd. (“DelMar,” and together with HBK-MF the “Lenders”). The HBK Notice provides that (i) the default rate of interest as set forth in the Loan Agreement is in effect until such time as all such alleged events of default have either been cured or waived in writing, and (ii) the Agent and Lenders expressly reserve all of their remedies, powers, rights, and privileges under the Loan agreement, at law, in equity, or otherwise including, without limitation, the right to declare all obligations under the Loan Agreement immediately due and payable. On March 21, 2007, we received a notice from the Agent that the Agent would be charging interest at the default rate until all existing events of default have been waived in accordance with the Loan Agreement. The default rate is LIBOR plus 10.25% or approximately 15.57% as of March 21, 2007. As of September 30, 2007 the principal and accrued interest due was $8,507,186 and $2,616,842. On October 2, 2007, we entered into a second Forbearance Agreement with the Agent and Lenders pursuant to which the Agent and the Lenders agreed to forbear, until a date not later than April 3, 2008, from exercising their rights and remedies under the Loan Agreement with respect to certain events of default under the Loan Agreement that have either occurred or that may occur during the forbearance period. Pursuant to prior Forbearance Agreement both Agent and Lenders hereby acknowledge and agree additional forbearance fees shall cease to accrue as of September 30, 2007.

Convertible Debentures

We are currently in technical default of the terms of the convertible debentures issued to Midsummer Investments, Ltd and Islandia LP, as a result of our default under the terms of the HBK loan facility. We have not, to date, received any formal notification of default from either Midsummer or Islandia.

Liquidated damages on PIPE investments

During 2006, the Company placed a private investment in public equity (PIPE) of $10.2 million. The execution of that equity issuance required the Company to file an effective registration statement for those shares within 90 days. Failure to have an effective registration statement within the prescribed time period has caused the Company to recognize liquidated damages of $2 million. The Company is currently in negotiations regarding the timing and method of payment to satisfy the obligation.

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

For the nine months ended September 30, 2007
	Pain Management	Surgery	Ancillary Services	Corporate	Totals
Net Revenues	$12,212,591	$2,258,355	$7,294,691	$—	$21,765,637
Operating income (loss)	$(8,016,396)	$(5,698,834)	$(5,139,468)	$(12,743,917)	$(31,598,615)

For the three months ended September 30, 2007
	Pain Management	Surgery	Ancillary Services	Corporate	Totals
Net Revenues	$3,560,198	$775,899	$1,828,616	$—	$6,164,713
Operating income (loss)	$(2,926,463)	$(4,889,999)	$(470,680)	$(5,617,544)	$(13,904,686)

For the nine months ended September 30, 2006
	Pain Management	Surgery	Ancillary Services	Corporate	Totals
Net Revenues	$13,565,575	$4,027,780	$9,892,769	$—	$27,486,124
Operating income (loss)	$2,399,258	$518,446	$625,167	$(2,195,431)	$1,347,440

For the three months ended September 30, 2006
	Pain Management	Surgery	Ancillary Services	Corporate	Totals
Net Revenues	$4,166,093	$1,189,135	$2,296,655	$—	$7,651,883
Operating income (loss)	$221,881	$100,038	$(519,281)	$(3,929,343)	$(4,126,705)

Pain management revenue, expense and income are attributable to two owned and six managed practices that primarily offer physician services for pain management and physiatry. Surgery revenue, expense and income are attributable to one owned and one managed physician practices that offer surgical physician services, including minimally invasive spine surgery. Ancillary service revenue, expense and income are attributable to two managed practices that primarily offer orthopedic rehabilitation services. We have 14 practices under limited management agreements, including orthopedic rehabilitation, electro-diagnostic medicine and real estate services.

(4) Income Per Common Share

Basic income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The weighted average shares used in computing diluted income per common share include the dilutive effect of stock options, warrants, convertible debt, and other common stock equivalents using the treasury stock method, and income is adjusted for the diluted computation fort he assumed non-payment of interest, etc., upon conversion. The shares used in the computation of the Company’s basic and diluted income per common share are reconciled as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Basic earnings per common share
Income from continuing operations	$(16,765,149)	$(5,829,114)	$(35,860,838)	$6,682,462
Income from discontinued operations	(3,280,163)	1,718,946	(46,579,408)	5,883,061
Cumulative effect of a change in accounting principle	—	—	—	991,925

Net income available to common shareholders	$(20,045,312)	$(4,110,168)	$(82,440,246)	$13,557,448

Weighted average shares	67,563,753	64,482,619	67,061,322	64,040,150
Basic earnings per share
Income from continuing operations	$(0.25)	$(0.09)	$(0.53)	$0.10
Income from discontinued operations	$(0.05)	$0.03	$(0.69)	$0.09
Cumulative effect of a change in accounting principle	$—	$—	$—	$0.02

Net income	$(0.30)	$(0.06)	$(1.22)	$0.21

Diluted earnings per common share
Net income available to common shareholders	$(20,045,312)	$(4,110,168)	$(82,440,246)	$13,557,448

Plus impact of assumed conversions
Interest expense on 7.5% convertible note due 2009, net of tax	—	—	—	201,492
Interest expense on 7.25% convertible note due 2009, net of tax	—	—	—	50,625
Interest expense on 7.5% convertible note due 2009, net of tax	—	—	—	76,500

Net income available to common shareholders plus assumed conversions	$(20,045,312)	$(4,110,168)	$(82,440,246)	$13,886,065

Weighted average shares	67,563,753	64,482,619	67,061,322	64,040,150
Plus incremental shares from assumed conversions
7.5% convertible note due 2009	—	—	—	4,713,242
7.25% convertible note due 2009	—	—	—	789,474
7.5% convertible note due 2009	—	—	—	1,578,947
Employee stock option plan for vested, in the money options	—	—	—	1,937,716
Warrants issued, outstanding, and in the money	—	—	—	232,862
Contingent shares for acquisitions	—	—	—	874,144
Initial shares for acquisitions, weighted	—	—	—	—

Adjusted weighted average shares	67,563,753	64,482,619	67,061,322	74,166,535
Diluted earnings per share
Income from continuing operations	$(0.25)	$(0.09)	$(0.53)	$0.09
Income from discontinued operations	$(0.05)	$0.03	$(0.69)	$0.08
Cumulative effect of a change in accounting principle	$—	$—	$—	$0.01

Net income	$(0.30)	$(0.06)	$(1.22)	$0.18

Potentially dilutive shares excluded from the calculation

Potential shares where the exercise price is greater than the average market price of common shares:

	2007	2006
Stock options	9,168,330	8,202,518
Stock warrants	375,000	1,820,925
Convertible debenture, issued December 17, 2003	4,713,242	4,713,242
Convertible debentures, issued July 1, 2004	789,474	789,474
Convertible debenture, issued August 2, 2006	1,578,947	1,578,947

Total	16,624,993	17,105,106

Potential shares excluded in the computation of diluted shares outstanding that are anti-dilutive:

	2007	2006
Stock options	1,090,650	1,252,133
Stock warrants	—	164,959
Contingent shares for acquisitions	883,174	110,945

Total	1,973,824	1,528,037

Total potentially dilutive shares excluded from the calculation	18,598,817	18,633,143

(5) Income Taxes

The income tax benefit (provision) nine months ended September 30, 2007 and 2006 from continuing operations consists of the following:

	2007	2006
Current:
Federal	$1,574,323	(977,021)
State	—	(262,976)

	1,574,323	(1,239,997)
Deferred:
Federal	7,216,568	(718,903)
Deferred valuation allowance	(7,604,697)	—

	(388,129)	(718,903)

Total	$1,186,194	(1,958,900)

Income tax benefit (provision) attributable to income before income tax deferred from the amount computed by applying the U.S. Federal income tax rate of 34% to income from operations before taxes as a result of the following for the six and three months ended September 30:

	For the nine month ended September 30
	2007	2006
Computed “expected” tax benefit (provision)	$13,390,538	(2,244,394)
Increase (reduction) in income tax expense resulting from:
Derivative (benefit) expense	—
Derivative interest expense	(35,227)	3,567,603
State income taxes, net of federal income tax benefit	—	(458,025)
Compensation-incentive stock options	(137,456)	(862,690)
Impairment of intangible assets	(4,393,348)	(1,582,516)
Valuation allowance on net operating loss, capital loss carry-forward, and NQSO	(7,604,697)	—
Income from flow throughs		(108,549)
Other, net	(33,616)

Total	$1,186,194	(1,958,900)

	For the three months ended,
	2007	2006
Computed “expected” tax benefit (provision)	$4,433,329	2,284,317
Increase (reduction) in income tax expense resulting from:
Derivative (benefit) expense	—	2,910
Derivative interest expense	(35,227)	(147,649)
State income taxes, net of federal income tax benefit	—	(25,948)
Compensation-incentive stock options	(116,200)	(2,079,877)
Impairment of intangible assets	783,179	—
Income from flow throughs		(90,109)
Valuation allowance on net operating loss, capital loss carry-forward, and NQSO	(5,957,857)	—
Other, net	192,517	(109,215)

Total	$(700,259)	(165,571)

The tax effects of temporary differences that give rise to significant portions of the deferred tax expense for the nine months ended September 30, 2007 are presented below:

2007
Deferred tax benefit (provision):
Non-cash accrued compensation expense	22,976
Property and equipment, primarily due to accelerated depreciation	23,541
Alternative minimum tax credit carryforward	305,242
Amortization of the excess of purchase price over fair value of assets acquired	884,980
Amortization of unstated interest on deferred, contingent purchase price payments	29,641
Valuation allowance on NOL carry-forward	(7,604,697)
Net operating loss	5,971,154
Allowance for doubtful accounts	9,765
Other	(30,731)

Total	$(388,129)

Significant components of the Company’s net deferred tax asset for continuing operations at September 30, 2007 are presented in the following table:

2007
Deferred tax assets:
Allowance for doubtful accounts	$447,902
Capital loss carry-forward	7,845,131
Alternative minimum tax credit carryforward	305,242
Net operating loss carry-forward	28,748,019
Employee compensation and retirement benefits	2,656,098
Valuation allowance on deferred tax assets	(25,949,440)

Gross deferred tax assets	14,052,952
Deferred tax liabilities:
Fixed assets	3,507,942
Intangible assets	9,644,893
State income reserve	400,000
Other	500,117

Gross deferred tax liabilities	14,052,952

Net deferred tax asset (liabilities)	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the projected future taxable income and tax planning strategies in making this assessment. At September 30, 2007, the Company had regular tax net operating loss carry-forwards of approximately $71.9 million and capital loss carry-forwards of approximately $19.6 million. These loss carry-forward amounts will begin to expire during 2027 and 2011, respectively. In accordance with SFAS “109”-Accounting for Income Taxes, the Company does not believe these tax loss carry-forwards will be realizable. Therefore, the deferred tax assets related to both net operating and capital losses have a valuation allowance provided up to the limit of the deferred tax liabilities. However the Company does anticipate a carryback of net operating loss to 2005 which will result in a tax refund and a current tax benefit.

(6) Goodwill

The Company continually evaluates the performance of our individual practices. Any practice that is deemed to be underperforming will become subject to more direct oversight by our management team. To the extent additional oversight fails to improve the practice’s performance over a period of time, the practice will become subject to additional company imposed actions, but not limited to, potential restructuring or divestiture. Due to this analysis, the company impaired the following continuing operations; Associated Physicians Group, Colorado Pain Specialists, The Pain Center and Bone and Joint Surgical Clinic.

The changes in the carrying amount of goodwill at September 30, 2007:

2007
Balance, beginning of year	$48,685,270
Contingent consideration	856,028
Impairment	(17,178,748)

Goodwill at end of period	$32,362,550

Of the total impairment in 2007, an additional $11,077,718 is included in discontinued operations in the accompanying statement of operations.

(7) Dispositions

On February 28, 2007, the PainCare Holdings Inc. parties and Centeno Shultz, Inc. (“CSI”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets of the PainCare Sub for purchase price of the lesser of $250,000 or the total amount of proceeds generated from the sale of certain shares of common stock of PainCare ( the “PainCare Shares”) issued to the Centeno Parties in the Purchase Transaction, and (ii) in exchange for the PainCare parties to terminate the Management Agreement and any and all other agreements between CSI and the PainCare Parties, CSI paid the PainCare Parties $750,000 plus all remaining proceeds in excess of $250,000 from the sale of the PainCare shares. In connection with the termination of the Management Agreement, CSI entered into a promissory note with a principal balance of $375,000 with imputed interest of 8.25% payable by June 1, 2008. As of September 30, 2007, PainCare has received $1,205,039 from the Centeno Parties in cash payment for the sale of the “Original Practice”, with a receivable balance of $228,504 on the promissory note, which includes imputed interest of $14,242 at September 30, 2007.

On April 30, 2007, the PainCare Holdings Inc. parties and Georgia Pain Physicians, PC, (“GPP”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for a purchase price of $125,000. $50,000 is due at closing and the remaining balance is a $75,000 promissory note payable in three consecutive installments of $25,000 a month starting June 1, 2007 and paid in full no later than August 1, 2007. As of September 30, 2007, the note has been satisfied

On May 21, 2007, the PainCare Holdings Inc. parties and Kenneth Alo, M.D.,P.A., (“ALO”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for purchase price of $200,000, due at closing, along with a promissory note in the amount of $200,000 to be repaid with interest in six consecutive installments of $34,510 beginning on June 15, 2007. As of September 30, 2007, the PainCare, Inc. parties have received $138,040 in cash payments for the sale of the PainCare Sub leaving a remaining balance on the note in the amount of $67,997.

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

On July 13, 2007, the PainCare Holdings, Inc. parties and Surgery Partners of Lake Worth, LLC (“SPLW”) entered into a Partnership Interest Purchase Agreement and several ancillary documents to which PainCare sold to SPLW its 58.5% of the partnership interest of PSHS Alpha Partners, Ltd d/b/a The Lake Worth Surgery Center for the purchase price of $10 million cash at closing with potential additional earn-out payments of up to a total of $2.3 million cash over 5 years based upon the amount of certain collections by the Lake Worth Surgery Center over the same 5 year period. The total proceeds from the sale of the 58.5% interest went directly to our senior lender HBK Investments to partially repay the remaining principal on the promissory note. The Purchase Agreement for LWSC includes a provision for a holdback of funds from the escrow disbursement related to building out new space for LWSC with the next year. The Company considers it probable that the holdback will revert back to the purchaser. As a result, $175,000 has been included in the computation of the loss.

On July 27, 2007, the PainCare Holdings, Inc. parties and Floyd O. Ring, Jr., M.D., P.C. (“RING”) entered into a Settlement Agreement and several ancillary documents to which the said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold and the Original Practice purchased, substantially all of the assets of the PainCare Sub for a purchase price of $300,000, plus the total amount of proceeds generated from the sale of 488,064 shares of common stock of PainCare owned by Dr. Ring.

On July 31, 2007, the PainCare Holdings, Inc. parties and Piedmont Centers for Spinal Disorders, P.C. (“PCSD”), entered into a Settlement Agreement and several ancillary documents to which the said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold and the Original Practice purchased, substantially all of the assets of the PainCare Sub for a purchase price of $152,000, plus the total amount of proceeds generated from the sale of 80,000 shares of common stock of PainCare owned by Dr. Cohen.

On August 3, 2007, the PainCare Holdings, Inc. parties and Surgery Partners of Coral Gables, LLC (“SPCG”) entered into a Partnership Interest Purchase Agreement and several ancillary documents to which PainCare sold to SPCG its 63.09% of the partnership interest of PSHS Beta Partners, Ltd., d/b/a the Gables Surgery Center for the purchase price of $4,105,319. The total proceeds from the sale of the 63.09% interest went directly to our senior lender HBK Investments to partially repay the remaining principal on the promissory note.

On August 13, 2007, the PainCare Holdings, Inc. parties and Desert Pain Medicine Group (“DPMG”) , entered into a Settlement Agreement and several ancillary documents to which the said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold and the Original Practice purchased, substantially all of the assets of the PainCare Sub for a purchase price of $600,000, plus the total amount of proceeds generated from the sale of 471,698 shares of common stock of PainCare owned by Dr. Anderson. The cash purchase price is payable as follows: (a) $20,000 cash at closing; and (b) the remainder in 29 equal monthly payments pursuant to the terms of a promissory note which is secured by the grant of a security interest in the assets of Desert Purchasers pursuant to the terms of a security agreement entered into by the parties. The monthly payments are made directly to our senior lender HBK Investments to partially repay the remaining principal on the promissory note. The principal balance on the note at September 30, 2007 is $560,000 with unamortized debt discount of $77,815.

On August 17, 2007, the PainCare Holdings, Inc. parties and Denver Pain Management, P.C., Rew Merger Corp. and Robert E. Wright, M.D. (DPM”), entered into a Settlement Agreement and several ancillary documents to which the said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold and the Original Practice purchased, substantially all of the assets in consideration for (a) the assumption by the Denver practice of certain liabilities of PainCare Sub; and (b) the forgiveness and cancellation of Paincare’s obligations to pay certain installment payments of cash and PainCare’s common stock under the Denver Merger Agreement.

(8) Related Party Transactions

During the nine months ended September 30, 2007 and 2006 the Company had transactions with companies owned by certain shareholders of the Company. The following is a summary of transactions with these entities

Practice Name	Type of Practice	Type of Related Party Transaction	Expense related to the nine months ended September 30;
			2007	2006	Reported As
Associated Physicians Group, Ltd.	Managed Practice	The Company leases its office space from a limited liability company partially owned by a certain shareholder of the Company. The lease commenced January 1, 2005, for an initial term of ten years with the option to renew for two five year periods. The limited liability company sold the property during the second quarter of 2006.	$—	$73,590	G&A

The Center for Pain Management, LLC	Managed Practice	The Company leases certain employees from a limited liability company owned by certain shareholders of the Company. The Company also charged this entity for the use of its equipment and certain services.	$851,502	$1,781,308	G&A

May 21, 2007 Disposal		The Company has an agreement to outsource its billing and collections function to a limited liability company owned by certain shareholders of the Company. The Company is charged a fee of 8% of net collections under this arrangement.	$276,912	$592,543	G&A
		* (A) * (B)

Dynamic Rehabilitation Centers, Inc.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease associated with the Redford location has a ten year term commencing January 1, 2000, with no option to renew. The lease associated with the Clinton Township location commenced October 8, 2004 and expires December 31, 2014. The lease was amended in July 2005, for the occupancy of additional space by the Company.	$137,595	$126,665	G&A

		The Company provides services for billing, accounting and management oversight to a limited liability company owned by certain shareholders of the Company.	$—	$757,178	G&A
		* (C)

Health Care Center of Tampa, Inc. May 22, 2007 Disposal	Owned Practice	The Company has an agreement to outsource its billing and collections function to a limited liability company owned by a certain shareholder of the Company. The Company is charged a fee of 10% of net collections under this arrangement.	$77,556	$200,367	G&A

Rick Taylor, D.O., P.A.	Managed Practice	The Company has an agreement to lease an aircraft from a limited liability company owned by a certain shareholder of the Company. The lease agreement was entered into in June 2003 for a period of 60 months. Effective January 1, 2005, the lease payment was lowered to a nominal amount of $1 per year; the Company will continue to pay a third party provider for the related fuel and maintenance cost.	$1	$1	G&A

Spine and PainCenter, P.C.	Managed Practice	The Company leases its office space from a limited liability company partially owned by certain shareholders of the Company. The lease commenced December 23, 2003 and expires December 31, 2008, with no option to renew.	$82,372	$95,522	G&A

Lake Worth Surgical Center July 13, 2007 Disposal	Managed Practice	The Company, through a subsidiary, is the majority partner of the PSHS Alpha Partners, Ltd. Partnership Dr. Merrill Reuter , the Company’s chairman, is a minority partner of the partnership. The Company owns 67.5% and Dr. Reuter owns 9.75% of the partnership. Dr. Reuter receives distributions from the partnership. These distributions are reported as minority interest on the balance sheet.	$86,775	$123,825	G&A

The Center for Pain Management ASC, LLC May 21, 2007 Disposal	Managed Practice	The Company leases certain employees from a limited liability company owned by certain stockholders of the Company. The Company also charged this entity for the use of its equipment and certain services.	$407,813	$921,649	G&A

The Center for Pain Management ASC, LLC May 21, 2007 Disposal	Managed Practice	The Company has an agreement to outsource its billing and collection functions to a limited liability company owned by certain stockholders of the Company. The Company is charged a flat fee of $40,000 per month under the arrangement.	$187,097	$360,000	G&A

The Center for Pain Management ASC, LLC May 21, 2007 Disposal	Managed Practice	The Company has an agreement to outsource its non-clinical management and administrative services and support for health care providers to a limited liability company owned by certain stockholders of the Company. The Company is charged a flat fee of $52,500 per month under this arrangement.	$245,565	$472,500	G&A

Georgia Pain Physicians, P.C. April 30, 2007 Disposal	Managed Practice	The Company has agreements to lease equipment from a limited partnership wholly owned by Dr. Windsor. The lease commenced February 1, 2006, with no expiration date.	$8,050	$18,000	G&A

Piedmont July 31, 2007 Disposal	Managed Practice	The Company has an agreement to lease property from a limited liability company which is owned by Dr. Cohen. The lease commenced November 1,2002 and will expire October 31, 2007.	$54,440	$54,085	G&A

CareFirst	Managed Practice	The Company has an agreement to lease property from REC, Inc., in which Dr. Carpenter is the President. The lease commenced on January 4, 2006 and will expire on January 3, 2011.	$32,024	$21,500	G&A

Northeast Pain Management	Owned Practice	The Company has an agreement to lease property from a limited liability company in which the Zolper family is the sole proprietor. The lease commenced on October 1, 2005 and will expire on September 30, 2007.	$102,730	$92,457	G&A

Bone and Joint Clinic	Owned Practice	The Company has an agreement to lease property from Dr. Cenac, the sole owner of such property. The lease commenced on January 1, 2004 and will expire on December 31, 2008.	$42,128	$—	G&A

The Center for Pain Management/CareFirst Practice	Managed Practice	The Center for Pain Management entered into an agreement, through its limited liability company, to handle all billing services for CareFirst Medical Associates and Pain Rehabilitation. The agreement commenced on June 12, 2006 and will expire on June 11, 2011.	$52,241	$2,941	G&A

Georgia Pain Physicians, P.C. April 30, 2007 Disposal	Owned Practice	The Company entered into property lease agreements with Windsor Family Limited Partnership leasing both a storage unit and office space with commencement dates of September 30, 2003 and June 1, 2006 respectively. These leases expire September 30, 2008 and June 1, 2011, respectively.	$12,653	$9,463	G&A

Bone and Joint Clinic	Owned Practice	Dr. Cenac entered into an agreement to lease office space to his son. The lease commenced on September 1, 2005 and expired on December 31, 2006.	$—	$225,000	G&A

Health Care Center of Tampa, Inc. May 22, 2007 Disposal	Owned Practice	The Company entered into a property leasing agreement with Dr. Khan leasing office space with a commencement date of January 1, 2004. The lease expires on December 31, 2008.	$54,501	$87,361	G&A

CareFirst	Managed Practice	The Company has an agreement to lease property from REC, Inc., in which Dr. Carpenter is the President. The lease commenced on April 1, 2007 and will expire on March 31, 2012.	$18,236	$—	G&A

(A)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating a competitive physician practice that fall outside a ten mile radius from the Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they choose to execute the option to purchase.
(B)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating a competitive surgery center that fall outside a ten mile radius from the Center for Pain Management, LLC clinics. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they choose to execute the option to purchase.
(C)	The Company has the option to purchase a “Competitive Business Opportunity” (CBO) from shareholders of the Company who are currently operating competitive rehabilitation clinics that fall outside a ten mile radius from the Dynamic Rehabilitation Centers, Inc. The Company has an option to purchase the CBO at market rates similar to the original acquisition. There is no guarantee that the option will be exercised by the Company, nor is the purchase price discounted for the Company should they chose to execute the option to purchase.

(9) Acquisition Payable

Acquisition payable at September 30, 2007:

	Cash	Stock	Total
Pain Care Clinics	$52,162	$7,720	$59,882
Northeast Pain Management	291,666	—	291,666
Dynamic	125,568	15,570	141,138
RMG	102,720	—	102,720
CareFirst Medical Assoc.	—	64,169	64,169

Total	$572,116	$87,459	$659,575

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

The Company evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets,” If the undiscounted cash flows indicate impairment then the carrying value of the assets being evaluated is impaired to the estimated fair value of those assets. In assessing the recoverability of these assets, the Company must project estimated cash flows which are based on various operating assumptions including the ability of asset to meet budget targets due to changes in payer mix, gross billings, and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company’s estimate of the assets’ ability to meet specified budgets. Projected revenues assume a leveling or flattening of revenues at a rate lower than originally realized. Projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives.

The Company’s review of the carrying value of its long-lived assets at September 30, 2007 indicates that the carrying values of some of these assets are not recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, the Company may be required to record additional impairment charges related to its long-lived assets. The Company performed the analysis on each of its intangible assets and determined there was impairment which was recorded during the nine months ended September 30, 2007.

During the three months ended September 30, 2007, an impairment charge is required for the three contracts associated with Rehab Management Group, Inc. (RMG). The total impairment charge was $1,930,325.

Due to the closure of The Pain Center (PRN) in the fourth quarter of 2007, the Company is required to impair the physician’s referral network impairment charge of $10,207 which is included in the pain segment.

The Company is required to impair the physician’s referral network for the Bone and Joint Surgical Clinic. The total impairment was $64,662 which is included in the surgery segment.

Due to litigation with Associated Physicians Group (APG) and Colorado Pain Specialists (CPS), the Company is required to impair the physician’s referral network. The total impairment charge was $148,127 which is included in the line item Impairment for continuing operations of the Consolidated Statement of Operations. The impairment charge of $68,195 for APG is included in the ancillary segment and the $76,742 charge for CPS is included in the pain segment.

The total impairment charge of $2,150,131 is included in the line item Impairment for Continuing Operations of the Consolidated Statements of Operations.

Other assets at September 30, 2007:

	Cost	Amortization	Net
MedX Distribution Right	$2,212,673	$1,692,502	$520,171
Contract Right-APG	482,107	460,510	21,597
Contract Right-SPA	1,419,471	1,349,923	69,548
Contract Right-SCPI	1,065,410	1,029,971	35,439
Physician’s referral network	1,261,346	914,348	346,998

Totals	$6,441,007	$5,447,254	$993,753

Estimated amortization of intangible assets for each of the next five years is as follows:

Amortization of intangible assets
2007	$193,135
2008	189,297
2009	185,567
2010	159,276
2011	122,598

(11) Long-Term Debt

Long-term debt consists of the following at September 30, 2007:

HBK Investments	$7,819,663
Less current installments	7,819,663

Total, long term	$—

At September 30, 2007, the aggregate annual principal payments with respect to the obligations existing at that date as described above are as follows:

Nine months Ending September 30:
2007	$8,507,186
2008	—
2009	—
Thereafter	—
Less unamortized discount	687,523

Total	$7,819,663

Note payable to HBK Investments is callable currently due to the existence of events of default under the loan agreement and the forbearance agreement dated January 1, 2007. On March 21, 2007, the Agent provided the Company with notice that the Agent would be charging interest at the default rate until all existing events of default have been met or waived in accordance with the loan agreement. The default rate is LIBOR plus 10.25% or approximately 15.57% as of March 21, 2007. Interest payments are due monthly. The interest payments due on October 1, 2007 was not paid and will be added to the principal balance. Certain mandatory prepayments must be made upon the occurrence of any sale or disposition of property or assets, upon the receipt of any extraordinary receipts, and upon issuance of any indebtedness other than indebtedness permitted by the agreement, including equipment leases and notes. Certain divestitures were made during the year, which HBK has agreed to allow the Company to keep the proceeds. On May 2, 2006, June 20, 2006, August 9, 2006 and November 8, 2006 we entered into letter agreements with the lenders under the credit facility in consideration for which we paid $300,000, $150,000, $100,000 and $150,000 in waiver fees, respectively, to the lenders. For the nine months ending September 30, 2007, $5,593,438 was expensed to interest which included monthly interest, a monthly forbearance fee of $277,500 and a one time loan cost of $200,000. The face value of the note is $8,507,186 with unamortized discount of $687,522. The total amount amortized to interest expense for the nine months ended September 30, 2007 was $509,100 of which $294,336 was allocated to discontinued operations. On October 2, 2007, we entered into a second Forbearance Agreement with the Agent and Lenders pursuant to which the Agent and the Lenders agreed to forbear, until a date not later than April 3, 2008, from exercising their rights and remedies under the Loan Agreement with respect to certain events of default under the Loan Agreement that have either occurred or that may occur during the forbearance period. Pursuant to prior Forbearance Agreement both Agent and Lenders hereby acknowledge and agree additional forbearance fees shall cease to accrue as of September 30, 2007.

(12) Convertible Debentures

Convertible debentures consist of the following at September 30, 2007:

Midsummer/Islandia (a)	$8,694,080
Midsummer (b)	1,461,633
Midsummer/Islandia (c)	2,828,083

Total	12,983,796
Less current installments	12,983,796

Long-term portion	$—

Maturities of the convertible debentures for future years ending September 30, are as follows:
2007	$13,455,160	(d)
2008	—
2009	—
2010	—
2011	—
Less unamortized discount	471,366

Total	$12,983,796

(a)	Convertible debenture to Midsummer Investment Ltd. in the original amount of $5,000,000 and Islandia, LP in the original amount of $5,000,000. The Company combines these debentures since they are of identical terms. On July 1, 2004, Midsummer Investment, Ltd. converted $1,044,840 of their debenture into 400,000 Company shares. Their face value is currently $3,955,160. The Islandia, LP debenture has a face value currently of $5,000,000. These two debentures were completed on the same date of December 17, 2003 with an original maturity date of December 17, 2006. On August 2, 2006, the Company extended the term of these debentures to August 2, 2009. The extension did not change the face value or the interest rate. The stated interest rate is 7.5%. The interest expense for the nine months ending September 30, 2007, was $441,275. The debentures are convertible into common stock of the Company at the price of $1.90 per share. There are no assets pledged as collateral, sinking fund requirements, or restrictive covenants associated with these debentures. The amount of amortized discount accreted to interest expense in the nine months ending September 30, 2007 was $146,757. The September 30, 2007 unamortized discount balance is $261,077.
(b)	Convertible debenture to Midsummer Investment Ltd. in the face amount of $1,500,000. The debenture was completed on July 1, 2004 with an original maturity date of September 30, 2007. On August 2, 2006 the Company extended the term of this debenture to August 2, 2009. The extension did not change the face value or the interest rate. The stated interest rate is 7.5%. The interest expense for the nine months ending September 30, 2007 was $84,375. The debentures are convertible into common stock of the Company at the price of $1.90 per share. There are no assets pledged as collateral, sinking fund requirements, or restrictive covenants associated with this debenture. The amount of amortized discount accreted to interest expense in the nine months ending September 30, 2007 was $150,105. The September 30, 2007 unamortized discount balance is $38,368.
(c)	Convertible debenture to Midsummer Investment Ltd. with a face value of $1,500,000 and Islandia, LP with a face value of $1,500,000. The Company combines these debentures since they are of identical terms. These two debentures were completed on the same date of August 2, 2006 with an original maturity date of August 2, 2009. The stated interest rate is 8.5%. The interest expense for the nine months ending September 30, 2007 was $191,250. The debentures are convertible into common stock of the Company at the price of $1.90 per share. There are no assets pledged as collateral, sinking fund requirements, or restrictive covenants associated with these debentures. The amount of amortized discount accreted to interest expense in the nine months ending September 30, 2007 was $299,579. The September 30, 2007 unamortized discount balance is $171,919. The convertible debentures issued to Midsummer Investments, Ltd and Islandia LP. are currently in technical default because the Company is in default with it’s primary lender. As of November 9, 2007, the Company has not received formal notification of default. Additionally, the Company is prohibited from paying interest on these obligations due to the notice provided by HBK under the intercreditor agreement with the holders of these debentures.
(d)	As a result of certain technical defaults under the terms of the convertible debentures issued to Midsummer Investments, Ltd and Islandia LP, all amounts outstanding under the convertible debentures are treated as current liabilities. As of November 9, 2007, the Company has not received formal notification of default. Additionally, the Company is prohibited from paying interest on these obligations due to the notice provided by HBK under the intercreditor agreement with the holders of these debentures.

(13) Litigation

PainCare Acquisition Company V, Inc., v. Industrial Sport and Rehabilitative, Ltd., Associated Physicians Group and John Vick, United States District Court for the Southern District of Illinois, Case No. 07-cv-478-GPM. Subsidiary of Company filed suit against its managed practice and shareholder physician. Subsidiary alleging breach of Management Services Agreement wherein the defendants engaged in a systematic scheme to convert company assets for the defendants personal gain. Additionally, defendants have failed to pay significant management fees owed under the Management Services Agreement and made numerous fraudulent transactions running personal expenses through the company’s accounts. Company seeking injunctive relief to re-acquire practice assets and undetermined monetary damages. Defendants filed counter claim alleging breach of merger agreement and failure of PainCare to accurately calculate and pay earn out payments entitled to defendants. Both parties have filed motions to dismiss the opposing parties’ claims and such motions are currently pending with the court. The Company believes the defendant’s claims in its counter suit have no merit and will continue to vigorously pursue this action.

PainCare Acquisition Company XII, Inc. v. Colorado Pain Specialists, P.C. and Bradley Vilims, United States District Court for the District of Colorado, Case No. 07-cv-01436-WYD MJW. Subsidiary of Company filed suit against managed practice and shareholder physician alleging breach of Management Services Agreement for failure to pay management fees under the agreement and to recover amount due under penalty provisions of the MSA. Plaintiff’s seeking damages in excess of $1.5M and injunctive relief to remove shareholder physician as practice operator and for termination of physician’s employment agreement. Defendants filed counter suit alleging the Company fraudulently induced the shareholder physician into selling the non-medical assets of the defendant practice to the Company subsidiary and that the Company misappropriated certain intellectual property of the Defendants. The Defendants are seeking damages in an amount unspecified through their counter suit. The Company believes the Defendants’ claims have no merit and have file a motion with the court to dismiss certain portions of the Defendant’s counter suit. This motion is still pending with the court.

Class Action

On March 21, 2006, Roy Thomas Mould filed a complaint under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, as well as the Company’s chief executive officer and chief financial officer, before the United States District Court for the Middle District of Florida. The complaint is entitled Mould v. PainCare Holdings, Inc., et al. , Case No. 06-CV-00362-JA-DAB. Mr. Mould alleged material misrepresentations and omissions in connection with the Company’s financial statements which appear to relate principally to the Company’s previously announced intention to restate certain past financial statements. Ten additional complaints were filed shortly afterward before the same court which recite similar allegations. (Collectively, these cases will be referred to as the “Securities Litigation.”) Lead counsel was selected and a consolidated complaint was filed. On September 20, 2006, the Company filed a motion to dismiss the pending securities class action with the Federal District Court. Subsequently, the District Court referred the matter to a Federal Magistrate for a hearing, report and recommendation. On January 17, 2007, the Magistrate held a hearing and took the matter under submission. On March 26, 2007, the Magistrate issued a report which recommended that the District Court dismiss all outstanding claims with leave to amend. On April 25, 2007, the District Court signed an order adopting the Magistrate’s report and dismissed the Securities Litigation, with leave to amend. An amended consolidated class action complaint was filed on May 23, 2007. By motion filed June 7, 2007, the Company again moved to dismiss the action. The Magistrate held a hearing regarding the Company’s dismissal motion at the conclusion of the hearing, the matter was taken under submission by the Magistrate on August 15, 2007. As of the date hereof, the Magistrate Judge has yet to issue his report and recommendation on the Company’s motion.

Other Matters

Additional disclosure regarding the foregoing litigation and other litigation involving the Company is set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

(14) Stock Options and Warrants

The Company’s previously issued consolidated financial statements as of and for the quarters ending March 31, September 30, and September 30,2006 have been restated to give effect to the correction of certain errors that were discovered subsequent to September 30, 2006. See Footnote 3 Restatement and Reclassifications of Previously Issued Financial Statements in the Company’s 10-K for the year ended December 31, 2006 for further explanation.

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

Stock options and warrants granted, exercised and expired during the year ended December 31, 2006 and for the nine months ended September 30, 2007 are as follows:

	Options		Warrants
	Number	Weighted Average Exercise Price	Number		Weighted Average Exercise Price
Outstanding, December 31, 2005	9,752,150	$1.98	3,179,316	(a)	$2.61
Granted in 2006	565,000	$1.58	1,399,884		$3.51
Exercised in 2006	—	$—	—		$—
Forfeited in 2006	520,000	$2.35	2,678,316		$2.84

Outstanding, December 31, 2006	9,797,150	$1.94	1,900,884		$2.96

Granted in 2007	3,271,500	$.76	—		$—
Exercised in 2007	—	$—	—		$—
Forfeited in 2007	2,683,000	$1.23	1,525,884		$3.26

Outstanding, September 30, 2007	10,385,650	$1.75	375,000		$1.71

Exercisable at September 30, 2007	10,258,980	$1.76	375,000		$1.71

(a)	includes 25,000 warrants issued to employees.

The following table summarizes information for options and warrants outstanding and exercisable at September 30, 2007:

Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Outstanding and Exercisable	Weighted Average Remaining Life
Stock Options:
$0.18-$1.00	4,305,650	3.59	4,238,980	3.58
$1.01-$2.00	3,005,000	4.71	2,945,000	4.73
$2.01-$3.00	1,635,000	1.24	1,635,000	1.24
$3.01-$4.00	1,285,000	3.59	1,285,000	3.59
$4.01-$5.00	130,000	2.46	130,000	2.46
$5.01-$6.00	25,000	2.26	25,000	2.26

Total	10,385,650	3.53	10,258,980	3.52

Warrants:
$0.18-$1.00	—	—	—	—
$1.01-$2.00	325,000.48		325,000.48
$2.01-$3.00	—	—	—	—
$3.01-$4.00	—	—	—	—
$4.01-$5.00	50,000	3.26	50,000	3.26
$5.01-$6.00	—	—	—	—

Total	375,000.85		375,000.85

The weighted-average grant-date fair value of options and warrants granted during the nine months ending September 30, 2006 and 2007 were $.70 and $.12 respectively. There were no options exercised in the quarters ending September 30, 2006 and 2007. There were no warrants granted during the nine months ending September 30, 2007 and September 30, 2006 for services.

A summary of the status of the Company’s non-vested options as of September 30, 2007, and changes since the year ended December 31, 2006 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	2,891,733	$1.08
Granted in 2006	204,167	$.80
Vested in 2006	(2,666,731)	$1.05
Forfeited in 2006	(54,999)	$1.23

Outstanding, December 31, 2006	374,170	$1.08
Granted in 2007	66,667	$.32
Vested in 2007	(247,500)	$.69
Forfeited in 2007	(66,667)	$.80

Outstanding, September 30, 2007	126,670	$.51

As of September 30, 2007, there was $189,631 of total unrecognized compensation cost related to non-vested share based compensation arrangements. The cost is expected to be recognized over a weighted-average period of .63 years.

During the second quarter of 2006, the Company fully vested options on 2,155,000 shares of common stock held by the CEO, CFO, and President. As a result of that modification, the Company recognized additional compensation expense of $1,125,250 for the year ended December 31, 2006.

During the second quarter of 2007, the Company modified 2,000,000 options held by the CEO and CFO by extending them another five years. The exercise price remained unchanged at $1.00. The options were extended on July 23, 2007, by board approval, since they were set to expire on August 1, 2007. The compensation expense for the initial grant had already been fully realized but there was an incremental charge to compensation expense of $195,531 in the three months ending September 30, 2007.

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

Selected financial information of our operating segments for the nine months ended September 30, 2007 and the three months ended September 30, 2007 are as follows:

	Pain Management	Surgery	Ancillary Services	Corporate and Other	Total
Nine months ended September 30, 2007
Net revenues	$12,212,591	$2,258,355	$7,294,691	$—	$21,765,637
Operating income (loss)	$(8,016,396)	$(5,698,834)	$(5,139,468)	$(12,743,917)	$(31,598,615)
Three Months ended September 30, 2007
Net revenues	$3,560,198	$775,899	$1,828,616	$—	$6,164,713
Operating income (loss)	$(2,926,463)	$(4,889,999)	$(470,680)	$(5,617,544)	$(13,904,686)

Selected financial information of our operating segments for the nine months ended September 30, 2006 and the three months ended September 30, 2006 is as follows:

	Pain Management	Surgery	Ancillary Services	Corporate and Other	Total
Nine months ended September 30, 2006
Net revenues	$13,565,575	$4,027,780	$9,892,769	$—	$27,486,124
Operating income (loss)	$2,399,258	$518,446	$625,167	$(2,195,431)	$1,347,440
Three months ended September 30, 2006
Net revenues	$4,166,093	$1,189,135	$2,296,655	$—	$7,651,883
Operating income (loss)	$221,881	$100,038	$(519,281)	$(3,929,343)	$(4,126,705)

(16) Discontinued Operations

CPM ASC and PainCare Surgery Centers, Inc. were allocated in the ancillary operating segment. HCCT, Alo, CPM, GPP, TCC, DPM, DP and RMPC were allocated in the Pain Management operating segment, and PCSD allocated to the surgery segment. The results of the discontinued operations of HCCT, Alo, GPP, CPM, CPM ASC, TCC, DPM, DP, PCSD and RMPC and the PainCare Surgery Centers, Inc, businesses, included in the accompanying consolidated statements of operations for the nine months ended September 30, 2007 were as follows:

For the nine months ended September 30, 2007

	GPP	Alo	HCCT	CPM	TCC	DPM	DP	PCSD	RMPC	PCSI	Adjustment		Total
Total Revenues	$1,307,078	$335,248	$888,679	$3,968,950	$371,347	$1,225,578	$2,881,045	$817,741	$360,310	$7,192,983	—		$19,348,959
Cost of revenues	528,591	75,404	547,920	19,545	125,183	480,177	1,085,383	452,672	139,133	2,176,212	—		5,630,220

Gross profit	778,487	259,844	340,759	3,949,405	246,164	745,401	1,795,662	365,069	221,177	5,016,771	—		13,718,739
General and administrative expense	942,658	276,494	378,815	2,243,968	264,688	706,425	1,732,663	358,650	161,962	2,135,757	2,127,291	(A)	11,329,371
Amortization expense	2,628	2,362	115,790	22,160	—	166,189	11,671	2,383	8,681	—	(205,039	)(B)	126,825
Impairment charge	—	—	229,745	—	—	—	—	2,452,790	2,828,944	5,795,984	—		11,307,463
Depreciation expense	33,293	2,620	35,976	49,536	8,584	74,520	34,595	30,462	17,549	—	—		287,135

Operating income (loss)	(200,092)	(21,632)	(419,567)	1,633,741	(27,108)	(201,733)	16,733	(2,479,216)	(2,795,959)	(2,914,970)	(1,922,252)		(9,332,055)
Interest income (expense)	(215)	—	(414)	(262)	(177)	(82)	—	(750)	(38)	(3,344)	(2,839,158	)(C)	(2,844,440)
Other income (expense)	1,340	353	—	—	—	—	—	1,219	—	20,902	—		23,814

Income (loss)	(198,967)	(21,279)	(419,981)	1,633,479	(27,285)	(201,815)	16,733	(2,478,747)	(2,795,997)	(2,897,412)	(4,761,410)		(12,152,681)
Minority Interest										510,335	—		510,335
Gain (loss) on sale	(533,682)	(6,400,169)	(842,387)	(18,357,081)	(368,712)	(300,351)	(2,332,182)	(224,753)	(87,477)	(4,459,469)	—		(33,906,263)

Income (loss) before tax	(732,649)	(6,421,448)	(1,262,368)	(16,723,602)	(395,997)	(502,166)	(2,315,449)	(2,703,500)	(2,883,474)	(7,867,216)	(4,761,410)		(46,569,279)
Provision (benefit) for income taxes	—	10,129	—	—	—	—	—	—	—	—	—		10,129

Income (loss) net of tax	$(732,649)	$(6,431,577)	$(1,262,368)	$(16,723,602)	$(395,997)	$(502,166)	$(2,315,449)	$(2,703,500)	$(2,883,474)	$(7,867,216)	$(4,761,410)		$(46,579,408)

(A)	Disposition costs allocated from continuing operations
(B)	Amortization of contract right allocated to continuing operations
(C)	Interest expense allocated from continuing operations

LWSC and CGSC were allocated in the ancillary operating segment. DPM, DP and RMPC were allocated in the Pain Management operating segment. PCSD was allocated to the surgery segment. The results of the discontinued operations of DPM, DP, PCSD, RMPC, LWSC and CGSC businesses, included in the accompanying consolidated statements of operations for the three months ended September 30, 2007 were as follows:

For the three months ended September 30, 2007

	DPM	DP	PCSD	RMPC	LWSC	CGSC	Adjustment		Total
Total Revenues	$223,166	$579,125	$98,831	$40,088	$210,809	$214,417	$—		$1,366,436
Cost of revenues	96,066	252,519	65,297	15,288	97,910	113,456	—		640,536

Gross profit	127,100	326,606	33,534	24,800	112,899	100,961	—		725,900
General and administrative expense	112,894	398,869	43,688	13,145	46,311	56,914	1,539,741	(A)	2,211,562
Amortization expense	—	2,334	340	1,240	—	—	(205,039	)(B)	(201,125)
Depreciation expense	18,680	6,919	4,388	2,516	—	—	—		32,503

Operating income (loss) from discontinued operations	(4,474)	(81,516)	(14,882)	7,899	66,588	44,047	(1,334,702)		(1,317,040)
Interest income (expense)	(15)	—	(228)	(38)	—		—		(281)
Other income (expense)	—	—	—	—	—	1,033	—		1,033
Minority Interest	—	—	—	—	18,525	9,810	(369,077	)(C)	(340,742)

Income (loss) from discontinued operations	(4,489)	(81,516)	(15,110)	7,861	48,063	35,270	(965,625)		(975,546)
Loss (gain) on sale of discontinued operations	300,351	2,332,182	224,753	87,477	(350,365)	(289,781)	—		2,304,617

Income (loss) from discontinued operations before tax	(304,840)	(2,413,698)	(239,863)	(79,616)	398,428	325,051	(965,625)		(3,280,163)
Provision for income taxes	—	—	—	—	—	—	—		—

Income (loss) from discontinued operations net of tax	$(304,840)	$(2,413,698)	$(239,863)	$(79,616)	$398,428	$325,051	$(965,625)		$(3,280,163)

(A)	Disposition costs allocated from continuing operations
(B)	Amortization of contract right allocated to continuing operations
(C)	Prior period correction

Physiom, CPM ASC and PainCare Surgery Centers, Inc. were allocated in the ancillary operating segment. HCCT, ALO, CPM, GPP, TCC, DPM, DP and RMPC were allocated in the Pain Management operating segment. PCSD was allocated to the surgery segment. The results of the discontinued operations of Physiom, GPP, Alo, HCCT, CPM, TCC, DPM, DP, PCSD, RMPC and PCSI businesses, included in the accompanying consolidated statements of operations for the three months ended September 30, 2006 were as follows:

For the nine months ended September 30, 2006

	Physiom	GPP	Alo	HCCT	CPM	TCC	DPM	DP	PCSD	RMPC	PCSI	Adjustments	Total
Total Revenues	$3,182,039	$4,225,197	$1,272,332	$2,134,173	$8,396,248	$2,995,193	$700,000	$2,932,714	$951,342	$739,247	$14,059,910	$—	$41,588,395
Cost of revenues	503,266	2,495,517	5,094	499,982	9,763	652,785	—	1,408,084	432,511	5,444	3,056,457	—	9,068,903

Gross profit	2,678,773	1,729,680	1,267,238	1,634,191	8,386,485	2,342,408	700,000	1,524,630	518,831	733,803	11,003,453	—	32,519,492
General and administrative expense	1,227,016	1,422,365	979,876	708,116	4,575,768	986,476	—	1,091,276	252,923	149,422	3,878,759	—	15,271,997
Amortization expense	10,416	3,225	2,120	10,374	17,220	9,363	1,101,708	12,448	3,063	11,161	112,445	—	1,293,543
Depreciation expense	15,362	63,258	11,068	69,959	80,503	26,055	83,465	45,794	14,684	2,737	240,488	—	653,373

Operating income (loss)	1,425,979	240,832	274,174	845,742	3,712,994	1,320,514	(485,173)	375,112	248,161	570,483	6,771,761	—	15,300,579
Interest income (expense)	—	(1,276)	—	(670)	—	(6,067)	—	—	(1,505)	—	(8,221)	(2,461,756)	(2,479,495)
Other income (expense)	—	(299,994)	—	—	2,938		—	—	9,960	—	82,832	—	(204,264)

Income (loss)	1,425,979	(60,438)	274,174	845,072	3,715,932	1,314,447	(485,173)	375,112	256,616	570,483	6,846,372	(2,461,756)	12,616,820
Provision (benefit) for income taxes	486,409	3,123	119,266	316,609	1,264,985	448,930	(115,609)	170,296	99,431	202,346	1,901,999	—	4,897,785

Income (loss) net of tax	939,570	(63,561)	154,908	528,463	2,450,947	865,517	(369,564)	204,816	157,185	368,137	4,944,373	(2,461,756)	7,719,035
Minority Interest	570,391	—	—	—	—	—	—	—	—	—	1,265,583	—	1,835,974

Income (loss)	$369,179	$(63,561)	$154,908	$528,463	$2,450,947	$865,517	$(369,564)	$204,816	$157,185	$368,137	$3,678,790	$(2,461,756)	$5,883,061

Physiom, CPM ASC and PainCare Surgery Centers, Inc. were allocated in the ancillary operating segment. HCCT, ALO, CPM, GPP, TCC, DPM, DP and RMPC were allocated in the Pain Management operating segment. PCSD was allocated to the surgery segment. The results of the discontinued operations of Physiom, GPP, Alo, HCCT, CPM, TCC, DPM, DP, PCSD, RMPC and PCSI businesses, included in the accompanying consolidated statements of operations for the three months ended September 30, 2006 were as follows:

For the three months ended September 30, 2006

	Physiom	GPP	Alo	HCCT	CPM	TCC	DPM	DP	PCSD	RMPC	PCSI	Adjustments	Total
Total Revenues	$1,014,489	$1,278,629	$96,359	$580,384	$2,811,678	$880,927	$700,000	$1,123,312	$304,910	$193,654	$5,538,508	$—	$14,522,850
Cost of revenues	482,825	861,103	1,235	150,973	5,048	217,658	—	501,227	192,468	2,978	1,076,359	—	3,491,874

Gross profit	531,664	417,526	95,124	429,411	2,806,630	663,269	700,000	622,085	112,442	190,676	4,462,149	—	11,030,976
General and administrative expense	354,134	467,454	358,144	179,554	1,560,740	436,202	—	440,539	92,407	60,718	1,284,288	—	5,234,180
Amortization expense	3,906	(3,068)	2,436	3,458	5,740	3,121	413,159	4,668	1,021	3,719	39,122	—	477,282
Depreciation expense	6,553	20,489	2,968	23,320	27,897	3,691	55,643	—	5,856	2,704	84,321	—	233,442

Operating income (loss) from discontinued operations	167,071	(67,349)	(268,424)	223,079	1,212,253	220,255	231,198	176,878	13,158	123,535	3,054,418	—	5,086,072
Interest income (expense)	—	(421)	—	—	—	(1,692)	—	—	(470)	—	(1,215)	(484,646)	(488,444)
Other income (expense)	—	(302,683)	—	—	2,836	—	—	—	1,392	—	15,327	—	(283,128)

Income (loss) from discontinued operations, before tax	167,071	(370,453)	(268,424)	223,079	1,215,089	218,563	231,198	176,878	14,080	123,535	3,068,530	(484,646)	4,314,500
Provision for income taxes	57,657	(118,059)	(83,628)	85,530	414,145	74,797	95,057	74,362	8,826	44,803	876,429	—	1,529,919
Minority Interest	66,828	—	—	—	—	—	—	—	—	—	998,807	—	1,065,635

Income (loss) from discontinued operations net of tax	$42,586	$(252,394)	$(184,796)	$137,549	$800,944	$143,766	$136,141	$102,516	$5,254	$78,732	$1,193,294	$(484,646)	$1,718,946

The assets and liabilities of Physiom, CPM ASC, PainCare Surgery Centers, Inc., GPP, Alo, HCCT, CPM, TCC, DPM, DP, PCSD and RMPC businesses included in the consolidated balance sheet as of December 31, 2006 were as follows:

December 31, 2006
Assets
Cash	$1,573,458
Accounts receivable	11,038,981
Deposits and prepaids	873,970
Deferred taxes	412,412

Current assets of discontinued operations	13,898,821

Property and equipment, net	3,201,917
Goodwill	66,720,911
Other assets	1,245,608
Non-current deferred tax asset	1,428,958

Non-current assets of discontinued operations	72,597,394

Total assets of discontinued operations	$86,496,215

Liabilities
Accounts payable and accrued liabilities	$2,221,712
Current portion of capital lease obligations	28,127
Current portion of notes payable	62,000

Current liabilities of discontinued operations	2,311,839
Capital lease obligations	67,355

Long term liabilities of discontinued operations	67,355

Total liabilities of discontinued operations	$2,379,194

Minority interest in discontinued operations	2,191,797

Book value of net assets	$81,925,224

On February 28, 2007, the PainCare Holdings Inc. parties and Centeno Shultz, Inc. entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets of the PainCare Sub for purchase price of the lesser of $250,000 or the total amount of proceeds generated from the sale of certain shares of common stock of PainCare ( the “PainCare Shares”) issued to the Centeno Parties in the Purchase Transaction, and (ii) in exchange for the PainCare parties to terminate the Management Agreement and any and all other agreements between CSI and the PainCare Parties, CSI paid the PainCare Parties $750,000 plus all remaining proceeds in excess of $250,000 from the sale of the PainCare shares. In connection with the termination of the Management Agreement, CSI entered into a promissory note with a principal balance of $375,000 with imputed interest of 8.25% payable by June 1, 2008. As of September 30, 2007, the PainCare, Inc. parties have received $140,628 in cash payments with a remaining balance of $228,504.

The following table shows the components of the loss from sale of Centeno Shultz, Inc. (TCC), net of taxes as of February 28, 2007:

Proceeds	$1,419,302
Book value of net assets disposed	(1,769,108)
Cost of disposition	(18,906)

Loss on sale of discontinued operations	$(368,712)
Income tax benefit, net of valuation allowance of $134,551	—

Loss on sale of discontinued operations, net	$(368,712)

On April 30, 2007, the PainCare Holdings Inc. parties and Georgia Pain Physicians, PC, (“GPP”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for purchase price of $125,000, $50,000 is due at closing and the remaining balance is a $75,000 promissory note payable in three consecutive installments of $25,000 a month starting June 1, 2007 and paid in full no later than August 1, 2007. Due to the immaterial nature, interest is not imputed on this note. This note has been satisfied.

The following table shows the components of the loss from sale of Georgia Pain Physicians, PC net of taxes as of April 30, 2007:

Proceeds	$125,000
Book value of net assets disposed	(658,682)

Loss on sale of discontinued operations	$(533,682)
Income tax benefit, net of valuation allowance of $53,655	—

Loss on sale of discontinued operations, net	$(533,682)

On May 21, 2007, the PainCare Holdings Inc. parties and Kenneth Alo, M.D.,P.A., (“ALO”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for purchase price of $200,000, due at closing, along with a promissory note in the amount of $200,000 to be repaid with $7,060 of interest in six consecutive installments of $34,510 beginning on June 15, 2007. As of September 30, 2007, the PainCare, Inc. parties have received $138,040 in cash payments for the sale of the PainCare Sub leaving a remaining balance on the note in the amount of $67,997.

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

The following table shows the components of the loss from sale of The Center for Pain Management ASC, LLC, net of taxes as of May 21, 2007:

Proceeds	$7,860,094
Book value of net assets disposed	(12,959,709)

Loss on sale of discontinued operations	(5,099,615)
Income tax benefit, net of valuation allowance of $1,394,146	—

Loss on sale of discontinued operations, net	$(5,099,615)

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

On July 13, 2007, the PainCare Holdings, Inc. parties and Surgery Partners of Lake Worth, LLC (“SPLW”) entered into a Partnership Interest Purchase Agreement and several ancillary documents to which PainCare sold to SPLW its 58.5% of the partnership interest of PSHS Alpha Partners, Ltd d/b/a The Lake Worth Surgery Center for the purchase price of $10 million cash at closing with potential additional earn-out payments of up to a total of $2.3 million cash over 5 years based upon the amount of certain collections by the Lake Worth Surgery Center over the same 5 year period. The total proceeds from the sale of the 58.5% interest went directly to our senior lender HBK Investments to partially repay the remaining principal on the promissory note.

The following table shows the components of the gain from sale of The PSHS Alpha Partners, Ltd d/b/a The Lake Worth Surgery Centers, net of taxes as of July 13, 2007:

Proceeds	$10,060,266
Book value of net assets disposed	(9,709,901)

Gain on sale of discontinued operations	$350,365
Income tax provision	—

Gain on sale of discontinued operations, net	$350,365

On July 27, 2007, the PainCare Holdings, Inc. parties and Floyd O. Ring, Jr., M.D., P.C. (“RING”) entered into a Settlement Agreement and several ancillary documents to which the said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold and the Original Practice purchased, substantially all of the assets of the PainCare Sub for a purchase price of $300,000, plus the total amount of proceeds generated from the sale of 488,064 shares of common stock of PainCare owned by Dr. Ring.

The following table shows the components of the loss from sale of Floyd O. Ring, Jr., M.D., P.C., net of taxes as of July 27, 2007:

Proceeds	$397,613
Book value of net assets disposed	(485,090)

Loss on sale of discontinued operations	(87,477)
Income tax benefit	—

Loss on sale of discontinued operations, net	$(87,477)

On July 31, 2007, the PainCare Holdings, Inc. parties and Piedmont Centers for Spinal Disorders, P.C. (“PCSD”), entered into a Settlement Agreement and several ancillary documents to which the said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold and the Original Practice purchased, substantially all of the assets of the PainCare Sub for a purchase price of $152,000, plus the total amount of proceeds generated from the sale of 80,000 shares of common stock of PainCare owned by Dr. Cohen.

The following table shows the components of the loss from sale of Piedmont Centers for Spinal Disorders, P.C., net of taxes as of July 31, 2007:

Proceeds	$168,000
Book value of net assets disposed	(392,753)

Loss on sale of discontinued operations	(224,753)
Income tax benefit, net of valuation allowance of $31,611	—

Loss on sale of discontinued operations, net	$(224,753)

On August 3, 2007, the PainCare Holdings, Inc. parties and Surgery Partners of Coral Gables, LLC (“SPCG”) entered into a Partnership Interest Purchase Agreement and several ancillary documents to which PainCare sold to SPCG its 63.09% of the partnership interest of PSHS Beta Partners, Ltd., d/b/a the Gables Surgery Center for the purchase price of $4,105,319. The total proceeds from the sale of the 63.09% interest went directly to our senior lender HBK Investments to partially repay the remaining principal on the promissory note.

The following table shows the components of the gain from sale of PSHS Beta Partners, Ltd., d/b/a the Gables Surgery Center, net of taxes as of August 3, 2007:

Proceeds	$4,435,919
Book value of net assets disposed	(4,146,138)

Gain on sale of discontinued operations	$289,781
Income tax net of valuation allowance of $1,682,323	—

Gain on sale of discontinued operations, net	$289,781

On August 13, 2007, the PainCare Holdings, Inc. parties and Desert Pain Medicine Group (“DPMG”) , entered into a Settlement Agreement and several ancillary documents to which the said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold and the Original Practice purchased, substantially all of the assets of the PainCare Sub for a purchase price of $600,000, plus the total amount of proceeds generated from the sale of 471,698 shares of common stock of PainCare owned by Dr. Anderson. The cash purchase price is payable as follows: (a) $20,000 cash at closing; and (b) the remainder in 29 equal monthly payments pursuant to the terms of a promissory note which is secured by the grant of a security interest in the assets of Desert Purchasers pursuant to the terms of a security agreement entered into by the parties. The monthly payments are made directly to our senior lender HBK Investments to partially repay the remaining principal on the promissory note. The principal balance on the note at September 30, 2007 is $560,000 with unamortized debt discount of $77,815.

The following table shows the components of the loss from sale of Desert Pain Medicine Group, net of taxes as of August 13, 2007:

Proceeds	$611,245
Book value of net assets disposed	(2,943,427)

Loss on sale of discontinued operations	(2,332,182)
Income tax benefit, net of valuation allowance of $5,018	—

Loss on sale of discontinued operations, net	$(2,332,182)

On August 17, 2007, the PainCare Holdings, Inc. parties and Denver Pain Management, P.C., Rew Merger Corp. and Robert E. Wright, M.D. (DPM”), entered into a Settlement Agreement and several ancillary documents to which the said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold and the Original Practice purchased, substantially all of the assets in consideration for (a) the assumption by the Denver practice of certain liabilities of PainCare Sub; and (b) the forgiveness and cancellation of Paincare’s obligations to pay certain installment payments of cash and PainCare’s common stock under the Denver Merger Agreement.

The following table shows the components of the loss from sale of Denver Pain Management, P.C., net of taxes as of August 17, 2007:

Proceeds	$
Book value of net assets disposed		(300,351)

Loss on sale of discontinued operations		(300,351)
Income tax benefit, net of valuation allowance of $64,031		—

Loss on sale of discontinued operations, net		$(300,351)

(17) Subsequent Events

On October 2, 2007, PainCare Holdings, Inc. closed a private placement in which it agreed to issue a total of 11,111,112 shares of common stock and warrants to purchase an additional 11,111,112 shares of common stock to two accredited investors for $2,000,000. The Warrants become exercisable 6 months and 1 day after issuance, have a term of 6 years thereafter, and have an exercise price of $0.19. The listing of the Shares and the shares of common stock underlying the Warrants has been approved by the American Stock Exchange.

In connection with the private placement, the conversion price in certain convertible debentures issued to the two accredited investors in private placements which closed in 2003 and 2004 were adjusted down to $0.225 pursuant to the terms thereof.

In connection with the private placement the Company and its subsidiaries entered into a Forbearance Agreement (the “Forbearance Agreement”) with HBK Investments L.P. (the “Agent”), HBK Master Fund L.P., (“HBK-MF”) and Del Mar Master Fund Ltd. (“Del Mar,” and together with HBK-MF the “Lenders”) pursuant to which the Agent and the Lenders agreed to forbear, until a date not later than April 3, 2008, from exercising their rights and remedies under that certain Loan Agreement between the parties dated May 11, 2005, as amended (the “Loan Agreement”) with respect to certain events of default under the Loan Agreement that have either occurred or that may occur during the forbearance period. The Forbearance Agreement also modifies certain covenants set forth in the Loan Agreement.

On October 5, 2007, PainCare Holdings, Inc. terminated operations at the Pain Center located in Orange Park, Florida. For reporting purposes it is shown in continuing operations as it is classified as “held and used”.

On November 1, 2007, the PainCare Holdings, Inc. parties, Christopher E. Cenac Sr., M.D. and Christopher E. Cenac Sr., M.D., LLC entered into a Settlement Agreement and several ancillary documents to which the said parties rescinded the purchase transaction and terminated agreements among them. To effectuate the rescission of the purchase transaction the PainCare sub sold and Christopher E. Cenac Sr. M.D., LLC purchased certain assets. The consideration for the transaction was (1) a substantial portion of the outstanding accounts receivable, (2) cancellation of the employment agreement by and between the PainCare sub and Christopher E. Cenac Sr., M.D. and (3) assumption of the real property lease occupied by the practice.

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

•

Medical Reimbursement Rates. Congress and some state legislatures have proposed significant changes in the health care system. Many of these changes have the potential to result in limitations on and, in some cases, significant reductions in the levels of, reimbursement rates to healthcare providers for services under many government reimbursement programs.

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

Results of Operations

During the nine months ended September 30, 2007 and 2006, we derived continuing Net operating revenues from the following payor sources:

	Nine months Ended September 30,
	2007	2006
		(as restated)
Government	$5,244,304	$6,322,883
Private Insurance	10,747,334	13,467,748
Self-pay	508,285	608,847
Workers’ compensation	2,990,706	3,915,172
Other	2,275,008	3,171,474

Total	$21,765,637	$27,486,124

During the three months ended September 30, 2007 and 2006, we derived continuing Net operating revenues from the following payor sources:

	Three Months Ended September 30,
	2007	2006
		(as restated)
Government	$1,483,493	$1,794,551
Private Ins.	3,007,502	3,704,972
Self-pay	146,077	176,921
Workers’ compensation	901,107	1,157,595
Other	626,534	817,844

Total	$6,164,713	$7,651,883

When reading our condensed consolidated statements of operations, it is important to recognize the following items included within our results of operations:

Impairments. The Company continually evaluates the performance of the individual practices. Any practice that is deemed to be underperforming will become subject to more direct oversight by our management team. To the extent, additional oversight fails to improve the practice’s performance over a period of time, the practice will become subject to additional company imposed actions, but not limited to, potential restructuring or divestiture. Due to this analysis, the company took an additional $4,064,976 charge to Associated Physicians Group, $5,902,538 charge to Colorado Pain Specialist $2,961,109 charge to The PainCenter, and $4,469,931 charge to Bone and Joint Surgical Center and $1,930,325 charge to Rehab Management Group, Inc.

Disposal of business units. The Company entered into and signed a rescission agreement with Centeno Shultz, Inc. on February 28, 2007, Georgia Pain Physicians, PC on April 30, 2007, Kenneth Alo, M.D., P.S. on May 21, 2007, Center for Pain Management ASC, LLC on May 21, 2007, Center for Pain Management, LLC on May 21, 2007, and Health Care Center of Tampa on May 22, 2007. Floyd O. Ring, Jr., M.D.,P.C., on July 27, 2007, Piedmont Centers for Spinal Disorders, P.C., on July 31, 2007, Desert Pain Medicine Group on August 13, 2007 and Denver Pain Management, P.C., Rew Merger Corp and Robert E. Wright, M.D., on August 17, 2007. The Company entered into a Partnership Interest Purchase Agreement with Surgery Partners of Lake Worth, LLC on July 13, 2007 and with Surgery Partners of Coral Gables, LLC on August 3, 2007. At September 30, 2007, all consolidated transactional information pertaining to the above mentioned disposals have been classified as loss on disposal.

For the nine months ended September 30, 2007 and 2006, our consolidated results of operations were as follows:

Operating Expenses as a % of Net Operating Revenues

	2007	% of Revenues	2006	% of Revenues	% Change 2007 vs. 2006
Net operating revenues from continuing operations	$21,765,637		$27,486,121		(20.81)%

Operating expenses from continuing operations:
Salaries benefits, bonuses, taxes	16,739,627	76.91%	16,881,413	61.42%	(0.84)%
Professional fees	4,469,751	20.54%	5,155,068	18.76%	(13.29)%
Supplies	1,487,148	6.83%	1,904,834	6.93%	(21.93)%
Equity compensation	471,864	2.17%	(8,018,976)	(29.17)%	105.88%
Marketing and Advertising	865,515	3.98%	947,928	3.45%	(8.69)%
Depreciation	1,168,426	5.37%	1,146,060	4.17%	1.95%
Amortization	372,324	1.71%	466,753	1.70%	(20.23)%
Impairment of goodwill	17,178,748	78.93%	—	0.00%	100.00%
Impairment of other assets	2,150,131	9.88%	—	0.00%	100.00%
Other operating expenses	8,460,718	38.87%	7,655,601	27.85%	(10.52)%

Total operating expenses	53,364,252	245.18%	26,138,681	95.10%	104.16%

Operating income	$(31,598,615)		$1,347,440		(2445.08)%

Income (loss) from continuing operations before income tax benefit	$(37,047,032)		$8,641,362
Income tax benefit (expense)	1,186,194		(1,958,900)
Gain (loss) from discontinued operations, net of tax	(46,579,408)		5,883,061
Cumulative change in accounting principle, net of tax	—		991,925

Net income (loss)	$(82,440,246)		$13,557,448

For the three months ended September 30, 2007 and 2006, our consolidated results of operations were as follows:

Operating Expenses as a % of Net Operating Revenues

	2007	% of Revenues	2006	% of Revenues	% Change 2007 vs. 2006
Net operating revenues from continuing operations	$6,164,713		$7,651,883		(19.44)%

Operating expenses from continuing operations:

Salaries benefits, bonuses, taxes	5,226,705	84.78%	5,899,124	77.09%	(11.40)%
Professional fees	915,573	14.85%	1,121,813	14.66%	(18.38)%
Supplies	390,206	6.33%	742,821	9.71%	(47.47)%
Equity compensation	341,764	5.54%	49,562	0.65%	589.57%
Marketing and Advertising	242,459	3.93%	307,063	4.01%	(21.04)%
Depreciation	391,571	6.35%	394,395	5.15%	(0.72)%
Amortization	344,054	5.58%	165,609	2.16%	107.75%
Impairment of goodwill	7,356,171	119.33%	—	0.00%	100.00%
Impairment of other assets	2,030,722	32.94%	—	0.00%	100.00%
Other operating expenses	2,830,174	45.91%	3,098,201	40.49%	(8.65)%

Total operating expenses	20,069,399		11,778,588

Operating income	(13,904,686)		(4,126,705)		(236.94)%
Income (loss) from continuing operations before income tax benefit	(16,064,890)		(5,663,543)
Income tax benefit (expense)	(700,259)		(165,571)
Gain (loss) from discontinued operations, net of tax	(3,280,163)		1,718,946
Cumulative change in accounting principle, net of tax	—		—

Net income (loss)	(20,045,312)		$(4,110,168)

*	Other operating expenses were cutoff at any single category under 2% of total operating expenses, other than Equity Compensation and Impairment of other assets.

Net operating Revenues

Our consolidated net operating revenues primarily include revenues from patient care services provided by one of the three primary operating segments as well as revenue derived from management and real estate services provided through corporate headquarters.

During the three and nine months ended September 30, 2007, net operating revenues from continuing operations decreased by approximately $1.5 and $5.7 million, respectfully from 2006 to 2007. This decrease relates primarily to decreased volume and reimbursement at four practices in particular.

Salaries, wages and benefits

Salaries, wages, and benefits represent the most significant expense and include all amounts paid to full and part-time employees, including all related costs of benefits and bonuses provided to employees. It also includes amounts paid for contract labor.

During the three and nine months ended September 30, 2007, salaries, wages, and benefits decreased by $.7 and $.1 million, respectively, from 2006 to 2007. This decrease is a direct result of the decreased revenue volume. The decrease at the practice level was offset somewhat by increases at the corporate headquarters for specialized personnel with legal and financial/accounting backgrounds to reduce the costs of reliance on third party providers and consultants. Expenses have also been increased for the development of Integrated Pain Solutions.

Professional fees

Professional fees include those fees associated with outside contractors performing professional development services. Professional fees also include professional consulting fees associated with operational functions such as Sarbanes-Oxley compliance and certain legal and accounting fees.

During the three and nine months ended September 30, 2007, professional fees decreased by $.2 and $.7 million, respectively, from 2006 to 2007. The decrease related to the expenses in 2006 associated with restatement of prior years financial statements, Sarbanes Oxley costs and litigation related costs.

Other operating expenses

Other operating expenses include costs associated with managing and maintaining our operating facilities as well as the general and administrative costs related to the operations of our corporate office. These expenses include such items as repairs and maintenance, utilities, contract services, rent, and insurance among others.

For the three months ended September 30, 2007 other operating expenses decreased by $.3 million, from 2006 to 2007 while the nine months demonstrated an increase of $.8 million. The quarterly decrease is mainly due to costs containment efforts. The other significant cost in this category is for liquidated damages associated with the 2006 PIPE placement of $475,000 and $850,000 in the three and nine months ended September 30, 2007.

Depreciation and amortization

Depreciation and amortization is the monthly and quarterly estimated charge to fixed and intangible assets which accounts for the amount of the useful life used. Such fixed assets include property, plant and equipment, medical equipment and office equipment.

During the three and nine months ended September 30, 2007, depreciation and amortization increased by $.2 million and decreased by less than $.1 million. The year to date decrease is due to the fact that amortization of contract rights for one substantial practice was completed in 2006.

Impairment of goodwill and other assets

The expenses associated with the impairment of goodwill and other assets relates specifically to six physician practices. The expected future cash flows from the practices no longer support the level of goodwill previously reported. The charges reflect the best estimate of fair value of these entities.

Equity Compensation

The Company recorded stock based compensation under SFAS 123(R) as a liability plan from January 1, 2006 to May 4, 2006. Additionally, on May 25, 2006, the Company also made a material modification to three officers options awards as they became fully vested on that date.

The accounting treatment through May 4, 2006 caused the recognition of a significant financial statement benefit. A benefit of $9.2 million was recorded in the nine months ended September 30, 2006. These amounts were offset by a $1.2 million expense to account for the fully vested options.

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

For the nine months ended September 30, 2007 and 2006, our results of operations by segment were as follows:

	Nine months ended September 30,
	2007	2006
Net operating revenues
Pain Management	$12,212,591	$13,565,575
Surgery	2,258,355	4,027,780
Ancillary Services	7,294,691	9,892,769
Corporate and Other	—	—
Operating Earning*
Pain Management	(8,016,396)	2,399,258
Surgery	(5,698,834)	518,446
Ancillary Services	(5,139,468)	625,167
Corporate and Other	(12,743,917)	(2,195,431)

For the three months ended September 30, 2007 and 2006, our results of operations by segment were as follows:

	Three months ended September 30,
	2007	2006
Net operating revenues
Pain Management	$3,560,198	$4,166,093
Surgery	775,899	1,189,135
Ancillary Services	1,828,616	2,296,655
Corporate and Other	—	—
Operating Earning*
Pain Management	(2,926,463)	221,881
Surgery	(4,889,999)	100,038
Ancillary Services	(470,680)	(519,281)
Corporate and Other	(5,617,544)	(3,929,343)

*	Results of operations for each operating segment include divisional overhead, but exclude corporate overhead. All corporate overhead is included in our corporate and other segment. See Note 24 to the financial statements included in our 2006 Form 10-K for additional information.

Pain Management

For the nine months ended September 30, 2007 and 2006, our pain management segment comprised approximately 56% and 49%, respectively, of continuing operations net operating revenues.

For the three months ended September 30, 2007 and 2006, our pain management segment comprised approximately 58% and 54%, respectively, of continuing operations net operating revenues.

Surgery

For the nine months ended September 30, 2007 and 2006, our surgery segment comprised approximately 10% and 15%, respectively, of continuing operations net operating revenues.

For the three months ended September 30, 2007 and 2006, our surgery segment comprised approximately 13% and 16%, respectively, of continuing operations net operating revenues.

Ancillary Services

For the nine months ended September 30, 2007 and 2006, our ancillary services comprised of approximately 34% and 36%, respectively, of continuing operations net operating revenues.

For the three months ended September 30, 2007 and 2006, our ancillary services comprised of approximately 30%, of continuing operations net operating revenues.

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

CPM ASC and PainCare Surgery Centers, Inc. were allocated in the ancillary operating segment. HCCT, Alo, CPM, GPP, TCC, DPM, DP and RMPC were allocated in the Pain Management operating segment, and PCSD allocated to the surgery segment. The results of the discontinued operations of HCCT, Alo, GPP, CPM, CPM ASC, TCC, DPM, DP, PCSD and RMPC and the PainCare Surgery Centers, Inc, businesses, included in the accompanying consolidated statements of operations for the nine months ended September 30, 2007 were as follows:

For the nine months ended September 30, 2007

	GPP	Alo	HCCT	CPM	TCC	DPM	DP	PCSD	RMPC	PCSI	Adjustment		Total
Total Revenues	$1,307,078	$335,248	$888,679	$3,968,950	$371,347	$1,225,578	$2,881,045	$817,741	$360,310	$7,192,983	$—		$19,348,959
Cost of revenues	528,591	75,404	547,920	19,545	125,183	480,177	1,085,383	452,672	139,133	2,176,212	—		5,630,220

Gross profit	778,487	259,844	340,759	3,949,405	246,164	745,401	1,795,662	365,069	221,177	5,016,771	—		13,718,739
General and administrative expense	942,658	276,494	378,815	2,243,968	264,688	706,425	1,732,663	358,650	161,962	2,135,757	2,127,291	(A)	11,329,371
Amortization expense	2,628	2,362	115,790	22,160	—	166,189	11,671	2,383	8,681	—	(205,039	)(B)	126,825
Impairment charge	—	—	229,745	—	—	—	—	2,452,790	2,828,944	5,795,984	—		11,307,463
Depreciation expense	33,293	2,620	35,976	49,536	8,584	74,520	34,595	30,462	17,549	—	—		287,135

Operating income (loss)	(200,092)	(21,632)	(419,567)	1,633,741	(27,108)	(201,733)	16,733	(2,479,216)	(2,795,959)	(2,914,970)	(1,922,252)		(9,332,055)
Interest income (expense)	(215)	—	(414)	(262)	(177)	(82)	—	(750)	(38)	(3,344)	(2,839,158	)(C)	(2,844,440)
Other income (expense)	1,340	353	—	—	—	—	—	1,219	—	20,902	—		23,814

Income (loss)	(198,967)	(21,279)	(419,981)	1,633,479	(27,285)	(201,815)	16,733	(2,478,747)	(2,795,997)	(2,897,412)	(4,761,410)		(12,152,681)
Minority Interest										510,335	—		510,335
Gain (loss) on sale	(533,682)	(6,400,169)	(842,387)	(18,357,081)	(368,712)	(300,351)	(2,332,182)	(224,753)	(87,477)	(4,459,469)	—		(33,906,263)

Income (loss) before tax	(732,649)	(6,421,448)	(1,262,368)	(16,723,602)	(395,997)	(502,166)	(2,315,449)	(2,703,500)	(2,883,474)	(7,867,216)	(4,761,410)		(46,569,279)
Provision (benefit) for income taxes	—	10,129	—	—	—	—	—	—	—	—	—		10,129

Income (loss) net of tax	$(732,649)	$(6,431,577)	$(1,262,368)	$(16,723,602)	$(395,997)	$(502,166)	$(2,315,449)	$(2,703,500)	$(2,883,474)	$(7,867,216)	$(4,761,410)		$(46,579,408)

(A)	Disposition costs allocated from continuing operations
(B)	Amortization of contract right allocated to continuing operations
(C)	Interest expense allocated from continuing operations

LWSC and CGSC were allocated in the ancillary operating segment. DPM, DP and RMPC were allocated in the Pain Management operating segment. PCSD was allocated to the surgery segment. The results of the discontinued operations of DPM, DP, PCSD, RMPC, LWSC and CGSC businesses, included in the accompanying consolidated statements of operations for the three months ended September 30, 2007 were as follows:

For the three months ended September 30, 2007

	DPM	DP	PCSD	RMPC	LWSC	CGSC	Adjustment		Total
Total Revenues	$223,166	$579,125	$98,831	$40,088	$210,809	$214,417	$—		$1,366,436
Cost of revenues	96,066	252,519	65,297	15,288	97,910	113,456	—		640,536

Gross profit	127,100	326,606	33,534	24,800	112,899	100,961	—		725,900
General and administrative expense	112,894	398,869	43,688	13,145	46,311	56,914	1,539,741	(A)	2,211,562
Amortization expense	—	2,334	340	1,240	—	—	(205,039	)(B)	(201,125)
Depreciation expense	18,680	6,919	4,388	2,516	—	—	—		32,503

Operating income (loss) from discontinued operations	(4,474)	(81,516)	(14,882)	7,899	66,588	44,047	(1,334,702)		(1,317,040)
Interest income (expense)	(15)	—	(228)	(38)	—		—		(281)
Other income (expense)	—	—	—	—	—	1,033	—		1,033
Minority Interest	—	—	—	—	18,525	9,810	(369,077	)(C)	(340,742)

Income (loss) from discontinued operations	(4,489)	(81,516)	(15,110)	7,861	48,063	35,270	(965,625)		(975,546)
Loss (gain) on sale of discontinued operations	300,351	2,332,182	224,753	87,477	(350,365)	(289,781)	—		2,304,617

Income (loss) from discontinued operations before tax	(304,840)	(2,413,698)	(239,863)	(79,616)	398,428	325,051	(965,625)		(3,280,163)
Provision for income taxes	—	—	—	—	—	—	—		—

Income (loss) from discontinued operations net of tax	$(304,840)	$(2,413,698)	$(239,863)	$(79,616)	$398,428	$325,051	$(965,625)		$(3,280,163)

(A)	Disposition costs allocated from continuing operations
(B)	Amortization of contract right allocated to continuing operations
(C)	Prior period correction

Physiom, CPM ASC and PainCare Surgery Centers, Inc. are allocated in the ancillary operating segment. HCCT, ALO, CPM, GPP, TCC, DPM, DP and RMPC were allocated in the Pain Management operating segment. PCSD was allocated to the surgery segment. The results of the discontinued operations of HCCT, ALO, GPP, CPM, CPM ASC, TCC, DPM, DP, PCSD, RMPC, PCSI and Physiom businesses, included in the accompanying consolidated statements of operations for the nine months ended September 30, 2006were as follows:

For the nine months ended September 30, 2006

	Physiom	GPP	Alo	HCCT	CPM	TCC	DPM	DP	PCSD	RMPC	PCSI	Adjustments	Total
Total Revenues	$3,182,039	$4,225,197	$1,272,332	$2,134,173	$8,396,248	$2,995,193	$700,000	$2,932,714	$951,342	$739,247	$14,059,910	$—	$41,588,395
Cost of revenues	503,266	2,495,517	5,094	499,982	9,763	652,785	—	1,408,084	432,511	5,444	3,056,457	—	9,068,903

Gross profit	2,678,773	1,729,680	1,267,238	1,634,191	8,386,485	2,342,408	700,000	1,524,630	518,831	733,803	11,003,453	—	32,519,492
General and administrative expense	1,227,016	1,422,365	979,876	708,116	4,575,768	986,476	—	1,091,276	252,923	149,422	3,878,759	—	15,271,997
Amortization expense	10,416	3,225	2,120	10,374	17,220	9,363	1,101,708	12,448	3,063	11,161	112,445	—	1,293,543
Depreciation expense	15,362	63,258	11,068	69,959	80,503	26,055	83,465	45,794	14,684	2,737	240,488	—	653,373

Operating income (loss)	1,425,979	240,832	274,174	845,742	3,712,994	1,320,514	(485,173)	375,112	248,161	570,483	6,771,761	—	15,300,579
Interest income (expense)	—	(1,276)	—	(670)	—	(6,067)	—	—	(1,505)	—	(8,221)	(2,461,756)	(2,479,495)
Other income (expense)	—	(299,994)	—	—	2,938		—	—	9,960	—	82,832	—	(204,264)

Income (loss)	1,425,979	(60,438)	274,174	845,072	3,715,932	1,314,447	(485,173)	375,112	256,616	570,483	6,846,372	(2,461,756)	12,616,820
Provision (benefit) for income taxes	486,409	3,123	119,266	316,609	1,264,985	448,930	(115,609)	170,296	99,431	202,346	1,901,999	—	4,897,785

Income (loss) net of tax	939,570	(63,561)	154,908	528,463	2,450,947	865,517	(369,564)	204,816	157,185	368,137	4,944,373	(2,461,756)	7,719,035
Minority Interest	570,391	—	—	—	—	—	—	—	—	—	1,265,583	—	1,835,974

Income (loss)	$369,179	$(63,561)	$154,908	$528,463	$2,450,947	$865,517	$(369,564)	$204,816	$157,185	$368,137	$3,678,790	$(2,461,756)	$5,883,061

Physiom, CPM ASC and PainCare Surgery Centers, Inc. were allocated in the ancillary operating segment. HCCT, ALO, CPM, GPP, TCC, DPM, DP and RMPC were allocated in the Pain Management operating segment. PCSD was allocated to the surgery segment. The results of the discontinued operations of Physiom, GPP, Alo, HCCT, CPM, TCC, DPM, DP, PCSD, RMPC and PCSI businesses, included in the accompanying consolidated statements of operations for the three months ended September 30, 2006 were as follows:

For the three months ended September 30, 2006

	Physiom	GPP	Alo	HCCT	CPM	TCC	DPM	DP	PCSD	RMPC	PCSI	Adjustments	Total
Total Revenues	$1,014,489	$1,278,629	$96,359	$580,384	$2,811,678	$880,927	$700,000	$1,123,312	$304,910	$193,654	$5,538,508	$—	$14,522,850
Cost of revenues	482,825	861,103	1,235	150,973	5,048	217,658	—	501,227	192,468	2,978	1,076,359	—	3,491,874

Gross profit	531,664	417,526	95,124	429,411	2,806,630	663,269	700,000	622,085	112,442	190,676	4,462,149	—	11,030,976
General and administrative expense	354,134	467,454	358,144	179,554	1,560,740	436,202	—	440,539	92,407	60,718	1,284,288	—	5,234,180
Amortization expense	3,906	(3,068)	2,436	3,458	5,740	3,121	413,159	4,668	1,021	3,719	39,122	—	477,282
Depreciation expense	6,553	20,489	2,968	23,320	27,897	3,691	55,643	—	5,856	2,704	84,321	—	233,442

Operating income (loss) from discontinued operations	167,071	(67,349)	(268,424)	223,079	1,212,253	220,255	231,198	176,878	13,158	123,535	3,054,418	—	5,086,072
Interest income (expense)	—	(421)	—	—	—	(1,692)	—	—	(470)	—	(1,215)	(484,646)	(488,444)
Other income (expense)	—	(302,683)	—	—	2,836	—	—	—	1,392	—	15,327	—	(283,128)

Income (loss) from discontinued operations, before tax	167,071	(370,453)	(268,424)	223,079	1,215,089	218,563	231,198	176,878	14,080	123,535	3,068,530	(484,646)	4,314,500
Provision for income taxes	57,657	(118,059)	(83,628)	85,530	414,145	74,797	95,057	74,362	8,826	44,803	876,429	—	1,529,919
Minority Interest	66,828	—	—	—	—	—	—	—	—	—	998,807	—	1,065,635

Income (loss) from discontinued operations net of tax	$42,586	$(252,394)	$(184,796)	$137,549	$800,944	$143,766	$136,141	$102,516	$5,254	$78,732	$1,193,294	$(484,646)	$1,718,946

The assets and liabilities of Physiom, PainCare Surgery Centers, Inc., TCC, GPP, Alo, HCCT, CPM, CPM ASC, DPM, DP, PCSD and RMPC businesses included in the consolidated balance sheets as of September 30, 2007 and December 31, 2006 were as follows:

December 31, 2006
Assets
Cash	$1,573,458
Accounts receivable	11,038,981
Deposits and prepaids	873,970
Deferred taxes	412,412

Current assets of discontinued operations	13,898,821

Property and equipment, net	3,201,917
Goodwill	66,720,911
Other assets	1,245,608
Non-current deferred tax asset	1,428,958

Non-current assets of discontinued operations	72,597,394

Total assets of discontinued operations	$86,496,215

Liabilities
Accounts payable and accrued liabilities	$2,221,712
Current portion of capital lease obligations	28,127
Current portion of notes payable	62,000

Current liabilities of discontinued operations	2,311,839
Capital lease obligations	67,355

Long term liabilities of discontinued operations	67,355

Total liabilities of discontinued operations	$2,379,194

Minority interest in discontinued operations	2,191,797

Book value of net assets	$81,925,224

On February 28, 2007, the PainCare Holdings Inc. parties and Centeno Shultz, Inc. entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets of the PainCare Sub for purchase price of the lesser of $250,000 or the total amount of proceeds generated from the sale of certain shares of common stock of PainCare ( the “PainCare Shares”) issued to the Centeno Parties in the Purchase Transaction, and (ii) in exchange for the PainCare parties to terminate the Management Agreement and any and all other agreements between CSI and the PainCare Parties, CSI paid the PainCare Parties $750,000 plus all remaining proceeds in excess of $250,000 from the sale of the PainCare shares. In connection with the termination of the Management Agreement, CSI entered into a promissory note with a principal balance of $375,000 with imputed interest of 8.25% payable by June 1, 2008. As of September 30, 2007, the PainCare, Inc. parties have received $140,628 in cash payments with a remaining balance of $228,504.

The following table shows the components of the loss from sale of Centeno Shultz, Inc.(TCC), net of taxes as of February 28, 2007:

Proceeds	$1,419,302
Book value of net assets disposed	(1,769,108)
Cost of disposition	(18,906)

Loss on sale of discontinued operations	$(368,712)
Income tax benefit, net of valuation allowance of $134,551	—

Loss on sale of discontinued operations, net	$(368,712)

On April 30, 2007, the PainCare Holdings Inc. parties and Georgia Pain Physicians, PC, (“GPP”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for purchase price of $125,000, $50,000 is due at closing and the remaining balance is a $75,000 promissory note payable in three consecutive installments of $25,000 a month starting June 1, 2007 and paid in full no later than August 1, 2007. Due to the immaterial nature, interest is not imputed on this note. This note has been satisfied.

The following table shows the components of the loss from sale of Georgia Pain Physicians, PC net of taxes as of April 30, 2007:

Proceeds	$125,000
Book value of net assets disposed	(658,682)

Loss on sale of discontinued operations	$(533,682)
Income tax benefit, net of valuation allowance of $53,655	—

Loss on sale of discontinued operations, net	$(533,682)

On May 21, 2007, the PainCare Holdings Inc. parties and Kenneth Alo, M.D.,P.A.,(“ALO”) entered into a Settlement Agreement pursuant to which said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold, and the Original Practice purchased, substantially all of the assets the PainCare Sub for purchase price of $200,000, due at closing, along with a promissory note in the amount of $200,000 to be repaid with $7,060 of interest in six consecutive installments of $34,510 beginning on June 15, 2007. As of September 30, 2007, the PainCare, Inc. parties have received $138,040 in cash payments for the sale of the PainCare Sub leaving a remaining balance on the note in the amount of $67,997.

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

The following table shows the components of the loss from sale of The Center for Pain Management ASC, LLC, net of taxes as of May 21, 2007:

Proceeds	$7,860,094
Book value of net assets disposed	(12,959,709)

Loss on sale of discontinued operations	(5,099,615)
Income tax benefit, net of valuation allowance of $1,394,146	—

Loss on sale of discontinued operations, net	$(5,099,615)

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

On July 13, 2007, the PainCare Holdings, Inc. parties and Surgery Partners of Lake Worth, LLC (“SPLW”) entered into a Partnership Interest Purchase Agreement and several ancillary documents to which PainCare sold to SPLW its 58.5% of the partnership interest of PSHS Alpha Partners, Ltd d/b/a The Lake Worth Surgery Center for the purchase price of $10 million cash at closing with potential additional earn-out payments of up to a total of $2.3 million cash over 5 years based upon the amount of certain collections by the Lake Worth Surgery Center over the same 5 year period. The total proceeds from the sale of the 58.5% interest went directly to our senior lender HBK Investments to partially repay the remaining principal on the promissory note.

The following table shows the components of the gain from sale of The PSHS Alpha Partners, Ltd d/b/a The Lake Worth Surgery Centers, net of taxes as of July 13, 2007:

Proceeds	$10,060,266
Book value of net assets disposed	(9,709,901)

Gain on sale of discontinued operations	$350,365
Income tax provision	—

Gain on sale of discontinued operations, net	$350,365

On July 27, 2007, the PainCare Holdings, Inc. parties and Floyd O. Ring, Jr., M.D., P.C. (“RING”) entered into a Settlement Agreement and several ancillary documents to which the said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold and the Original Practice purchased, substantially all of the assets of the PainCare Sub for a purchase price of $300,000, plus the total amount of proceeds generated from the sale of 488,064 shares of common stock of PainCare owned by Dr. Ring.

The following table shows the components of the loss from sale of Floyd O. Ring, Jr., M.D., P.C., net of taxes as of July 27, 2007:

Proceeds	$397,613
Book value of net assets disposed	(485,090)

Loss on sale of discontinued operations	(87,477)
Income tax benefit	—

Loss on sale of discontinued operations, net	$(87,477)

On July 31, 2007, the PainCare Holdings, Inc. parties and Piedmont Centers for Spinal Disorders, P.C. (“PCSD”), entered into a Settlement Agreement and several ancillary documents to which the said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold and the Original Practice purchased, substantially all of the assets of the PainCare Sub for a purchase price of $152,000, plus the total amount of proceeds generated from the sale of 80,000 shares of common stock of PainCare owned by Dr. Cohen.

The following table shows the components of the loss from sale of Piedmont Centers for Spinal Disorders, P.C., net of taxes as of July 31, 2007:

Proceeds	$168,000
Book value of net assets disposed	(392,753)

Loss on sale of discontinued operations	(224,753)
Income tax benefit, net of valuation allowance of $31,611	—

Loss on sale of discontinued operations, net	$(224,753)

On August 3, 2007, the PainCare Holdings, Inc. parties and Surgery Partners of Coral Gables, LLC (“SPCG”) entered into a Partnership Interest Purchase Agreement and several ancillary documents to which PainCare sold to SPCG its 63.09% of the partnership interest of PSHS Beta Partners, Ltd., d/b/a the Gables Surgery Center for the purchase price of $4,105,319. The total proceeds from the sale of the 63.09% interest went directly to our senior lender HBK Investments to partially repay the remaining principal on the promissory note.

The following table shows the components of the gain from sale of PSHS Beta Partners, Ltd., d/b/a the Gables Surgery Center, net of taxes as of August 3, 2007:

Proceeds	$4,435,919
Book value of net assets disposed	(4,146,138)

Gain on sale of discontinued operations	$289,781
Income tax net of valuation allowance of $1,682,323	—

Gain on sale of discontinued operations, net	$289,781

On August 13, 2007, the PainCare Holdings, Inc. parties and Desert Pain Medicine Group (“DPMG”), entered into a Settlement Agreement and several ancillary documents to which the said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold and the Original Practice purchased, substantially all of the assets of the PainCare Sub for a purchase price of $600,000, plus the total amount of proceeds generated from the sale of 471,698 shares of common stock of PainCare owned by Dr. Anderson. The cash purchase price is payable as follows: (a) $20,000 cash at closing; and (b) the remainder in 29 equal monthly payments pursuant to the terms of a promissory note which is secured by the grant of a security interest in the assets of Desert Purchasers pursuant to the terms of a security agreement entered into by the parties. The monthly payments are made directly to our senior lender HBK Investments to partially repay the remaining principal on the promissory note. The principal balance on the note at September 30, 2007 is $560,000 with unamortized debt discount of $77,815.

The following table shows the components of the loss from sale of Desert Pain Medicine Group, net of taxes as of August 13, 2007:

Proceeds	$611,245
Book value of net assets disposed	(2,943,427)

Loss on sale of discontinued operations	(2,332,182)
Income tax benefit, net of valuation allowance of $5,018	—

Loss on sale of discontinued operations, net	$(2,332,182)

On August 17, 2007, the PainCare Holdings, Inc. parties and Denver Pain Management, P.C., Rew Merger Corp. and Robert E. Wright, M.D. (DPM”), entered into a Settlement Agreement and several ancillary documents to which the said parties rescinded the Purchase Transaction and terminated agreements among them. To effectuate the rescission of the Purchase Transaction, (i) the PainCare Sub sold and the Original Practice purchased, substantially all of the assets in consideration for (a) the assumption by the Denver practice of certain liabilities of PainCare Sub; and (b) the forgiveness and cancellation of Paincare’s obligations to pay certain installment payments of cash and PainCare’s common stock under the Denver Merger Agreement.

The following table shows the components of the loss from sale of Denver Pain Management, P.C., net of taxes as of August 17, 2007:

Proceeds	$
Book value of net assets disposed		(300,351)

Loss on sale of discontinued operations		(300,351)
Income tax benefit, net of valuation allowance of $64,031		—

Loss on sale of discontinued operations, net		$(300,351)

Liquidity and Capital Resources

General

As of September 30, 2007, the Company had a working capital deficit from continuing operations of $8,888,704 including $434,766 of cash and cash equivalents. The Company’s cash provided by (used in) continuing operating activities for the nine months ended September 30, 2007 and 2006, was ($4,950,353) and ($3,321,641), respectively.

The Company expects to utilize it’s available cash and cash equivalents to fund its operating activities. We have significantly curtailed our acquisition model and have a plan to reduce expenses prospectively. The Company is continuing to pursue fund-raising possibilities through either the sale of its securities, debt financing or asset dispositions. As of October 2, 2007, the Company closed a private placement issuing 11,111,112 shares in common shares and warrants for $2 million. During the first quarter of 2008, the Company expects to receive a $1.6 million federal income tax refund. There can be no assurance that we will be able to effectuate any of the foregoing alternatives on terms that we deem to be reasonable given the circumstances. If the Company is unable to effectuate any of the foregoing alternatives on reasonable terms and/or the level of cash and cash equivalents falls below anticipated levels, it is uncertain if we will have the ability to continue our operations as they are currently conducted beyond the third quarter of 2008. The accompanying financial statements have been prepared on the assumption that we will continue as a going concern.

HBK Notice of Default

On March 21, 2007, we received a notice of default (the “HBK Notice”) from HBK Investments L.P. (the “Agent”) with respect to that certain Loan and Security Agreement dated May 11, 2005, as amended (the “Loan Agreement”), entered into by the Company, the Company’s subsidiaries, the Agent, HBK Master Fund L.P., (“HBK-MF”) and Del Mar Master Fund Ltd. (“DelMar,” and together with HBK-MF the “Lenders”). The HBK Notice provides that (i) the default rate of interest as set forth in the Loan Agreement is in effect until such time as all such alleged events of default have either been cured or waived in writing, and (ii) the Agent and Lenders expressly reserve all of their remedies, powers, rights, and privileges under the Loan agreement, at law, in equity, or otherwise including, without limitation, the right to declare all obligations under the Loan Agreement immediately due and payable. On March 21, 2007, we received a notice from the Agent that the Agent would be charging interest at the default rate until all existing events of default have been waived in accordance with the Loan Agreement. The default rate is LIBOR plus 10.25% or approximately 15.57% as of March 21, 2007. As of September 30, 2007 the principal and accrued interest due was $8,507,186 and $2,616,843. On October 2, 2007, we entered into a second Forbearance Agreement with the Agent and Lenders pursuant to which the Agent and the Lenders agreed to forbear, until a date not later than April 3, 2008, from exercising their rights and remedies under the Loan Agreement with respect to certain events of default under the Loan Agreement that have either occurred or that may occur during the forbearance period. Pursuant to prior Forbearance Agreement both Agent and Lenders hereby acknowledge and agree additional forbearance fees shall cease to accrue as of September 30, 2007.

Convertible Debentures

We are currently in technical default of the terms of the convertible debentures issued to Midsummer Investments, Ltd and Islandia LP, as a result of our default under the terms of the HBK loan facility. We have not, to date, received any formal notification of default from either Midsummer or Islandia.

Liquidated damages on PIPE investments

During 2006, The Company placed a private investment in public equity (PIPE) of $10.2 million. The execution of that equity issuance required the Company to file an effective registration statement for those shares within 90 days. Failure to have an effective registration statement within the prescribed time period has caused The Company to recognize liquidated damages of $2.0 million. The Company is currently in negotiations regarding the timing and method of payment to satisfy the obligation.

Contractual Obligations

A summary of our contractual obligations and commercial commitments at September 30, 2007 were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-term debt	$7,819,663	$7,819,663	$—	$—
Convertible debentures	12,983,796	12,983,796	—	—
Capital leases	2,241,266	1,098,369	1,066,382	76,515
Operating leases	3,038,918	849,883	1,522,251	666,784
Acquisition consideration	1,492,907	659,575	416,666	416,666
Employment agreements	1,950,000	600,000	1,350,000	—

Total contractual obligations	$29,526,550	$24,011,286	$4,355,299	$1,159,965

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

Interest Rate Risk

We are subject to interest rate risk in that our senior credit facility accrues interest at variable market rates. As of September 30, 2007, we had $23.3 million of variable rate debt outstanding under the senior credit facility. At December 31, 2006, the facility bore interest at the rate of LIBOR plus 7.25% or Prime plus 4.5%. On March 21, 2007 we received notice from the Agent that the default interest rate of LIBOR plus 10.25% (15.57%) was then in effect. A hypothetical 10.55% increase in the interest rate under the facility would decrease our pre-tax earnings and operating cash flows by approximately $74,139. The hypothetical increase is computed by analyzing the historical rate increase subject to LIBOR over the Company’s term of the credit facility.

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. At December 31, 2006, we performed the impairment tests and determined impairment was needed for both goodwill and the other intangible assets. The total impairment was $33,994,512 for continuing operations and $2,297,013 for discontinued operations. During the nine months ended September 30, 2007 the total impairment was $19,328,879 for continuing operations and $11,307,463 for discontinued operations.

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

Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting as of December 31, 2006 have not yet been remediated, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were not effective as of September 30, 2007. To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Until these changes are fully implemented, the material weaknesses will continue to exist. Management presently anticipates that the changes necessary to remediate these weaknesses will be in place by the end of the fourth quarter of 2007.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

PainCare Acquisition Company V, Inc., v. Industrial Sport and Rehabilitative, Ltd., Associated Physicians Group and John Vick, United States District Court for the Southern District of Illinois, Case No. 07-cv-478-GPM. Subsidiary of Company filed suit against its managed practice and shareholder physician. Subsidiary alleging breach of Management Services Agreement wherein the defendants engaged in a systematic scheme to convert company assets for the defendants personal gain. Additionally, defendants have failed to pay significant management fees owed under the Management Services Agreement and made numerous fraudulent transactions running personal expenses through the company’s accounts. Company seeking injunctive relief to re-acquire practice assets and undetermined monetary damages. Defendants filed counter claim alleging breach of merger agreement and failure of PainCare to accurately calculate and pay earn out payments entitled to defendants. Both parties have filed motions to dismiss the opposing parties’ claims and such motions are currently pending with the court. The Company believes the defendant’s claims in its counter suit have no merit and will continue to vigorously pursue this action.

PainCare Acquisition Company XII, Inc. v. Colorado Pain Specialists, P.C. and Bradley Vilims, United States District Court for the District of Colorado, Case No. 07-cv-01436-WYD MJW. Subsidiary of Company filed suit against managed practice and shareholder physician alleging breach of Management Services Agreement for failure to pay management fees under the agreement and to recover amount due under penalty provisions of the MSA. Plaintiff’s seeking damages in excess of $1.5M and injunctive relief to remove shareholder physician as practice operator and for termination of physician’s employment agreement. Defendants filed counter suit alleging the Company fraudulently induced the shareholder physician into selling the non-medical assets of the defendant practice to the Company subsidiary and that the Company misappropriated certain intellectual property of the Defendants. The Defendants are seeking damages in an amount unspecified through their counter suit. The Company believes the Defendants’ claims have no merit and have file a motion with the court to dismiss certain portions of the Defendant’s counter suit. This motion is still pending with the court.

Class Action

On March 21, 2006, Roy Thomas Mould filed a complaint under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, as well as the Company’s chief executive officer and chief financial officer, before the United States District Court for the Middle District of Florida. The complaint is entitled Mould v. PainCare Holdings, Inc., et al., Case No. 06-CV-00362-JA-DAB. Mr. Mould alleged material misrepresentations and omissions in connection with the Company’s financial statements which appear to relate principally to the Company’s previously announced intention to restate certain past financial statements. Ten additional complaints were filed shortly afterward before the same court which recite similar allegations. (Collectively, these cases will be referred to as the “Securities Litigation.”) Lead counsel was selected and a consolidated complaint was filed. On September 20, 2006, the Company filed a motion to dismiss the pending securities class action with the Federal District Court. Subsequently, the District Court referred the matter to a Federal Magistrate for a hearing, report and recommendation. On January 17, 2007, the Magistrate held a hearing and took the matter under submission. On March 26, 2007, the Magistrate issued a report which recommended that the District Court dismiss all outstanding claims with leave to amend. On April 25, 2007, the District Court signed an order adopting the Magistrate’s report and dismissed the Securities Litigation, with leave to amend. An amended consolidated class action complaint was filed on May 23, 2007. By motion filed June 7, 2007, the Company again moved to dismiss the action. The Magistrate held a hearing regarding the Company’s dismissal motion at the conclusion of the hearing, the matter was taken under submission by the Magistrate on August 15, 2007. As of the date hereof, the Magistrate Judge has yet to issue his report and recommendation on the Company’s motion.

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

The following information sets forth certain information for all securities sold by the Company during the three months ended September 30, 2007 without registration under the Securities Act of 1933, as amended (the “Securities Act”).

Between July 1, 2007 and September 30, 2007 a total of 116,667 common stock shares were issued representing the third of three earnout installments related to William B. Zolper, M.D.

With respect to the foregoing offers and sale of restricted securities, the Company relied on the provisions of Sections 4(2) and 4(6) of the Securities Act and rules and regulations promulgated there under, including, but not limited to Rules 505 and 506 of Regulation D. The offers and sale of the securities was not made by any means of general solicitation, the securities were acquired by the investors without a view towards distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates or instruments, as the case may be, they have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would not be sold without registration under the Securities Act or pursuant to an applicable exemption from such registration.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

HBK Notice of Default

On March 21, 2007, we received a notice of default (the “HBK Notice”) from HBK Investments L.P. (the “Agent”) with respect to that certain Loan and Security Agreement dated May 11, 2005, as amended (the “Loan Agreement”), entered into by the Company, the Company’s subsidiaries, the Agent, HBK Master Fund L.P., (“HBK-MF”) and Del Mar Master Fund Ltd. (“DelMar,” and together with HBK-MF the “Lenders”). The HBK Notice provides that (i) the default rate of interest as set forth in the Loan Agreement is in effect until such time as all such alleged events of default have either been cured or waived in writing, and (ii) the Agent and Lenders expressly reserve all of their remedies, powers, rights, and privileges under the Loan agreement, at law, in equity, or otherwise including, without limitation, the right to declare all obligations under the Loan Agreement immediately due and payable. On March 21, 2007, we received a notice from the Agent that the Agent would be charging interest at the default rate until all existing events of default have been waived in accordance with the Loan Agreement. The default rate is LIBOR plus 10.25% or approximately 15.57% as of March 21, 2007. As of September 30, 2007 the principal and accrued interest due was $8,507,186 and $2,616,843, respectively. On October 2, 2007, we entered into a second Forbearance Agreement with the Agent and Lenders pursuant to which the Agent and the Lenders agreed to forbear, until a date not later than April 3, 2008, from exercising their rights and remedies under the Loan Agreement with respect to certain events of default under the Loan Agreement that have either occurred or that may occur during the forbearance period. Pursuant to prior Forbearance Agreement both Agent and Lenders hereby acknowledge and agree additional forbearance fees shall cease to accrue as of September 30, 2007.

Convertible Debentures

We are currently in technical default of the terms of the convertible debentures issued to Midsummer Investments, Ltd and Islandia LP, as a result of our default under the terms of the HBK loan facility. We have not, to date, received any formal notification of default from either Midsummer or Islandia.

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

On October 3, 2007 the Company filed a Definitive Proxy Statement with the SEC with respect to the solicitation of proxies by the Board of Directors of the Company for use at the Annual Meeting of its stockholders (the “Annual Meeting”), which was held on October 26, 2006. With respect to the proposals set forth in the Proxy Statement, the Company set the record date as of the close of business on October 3, 2007 (the “Record Date”) for the determination of stockholders entitled to notice of and to vote at the Annual Meeting. As of the Record Date, there were 67,648,717 shares issued to Company stockholders which were entitled to vote.

At the Annual Meeting of the Company stockholders, the following matters were approved:

1.Election of Directors. The board of directors of the Company nominated and the stockholders elected the following individuals to serve on the Company’s board until the next annual meeting of the stockholders or until their successors are nominated and appointed:

VOTE 1:

Election of members of the Board of Directors. Persons to be elected:

	Shares For		Shares Against		Abstain
Name	Proxy	In Person	Proxy	In Person	Proxy	In Person
Randy Lubinsky	44,217,009	—	5,787,557	—	—	—
Mark Szporka	44,199,958	—	5,804,608	—	—	—
Merrill Reuter, M.D.	43,186,558	—	6,818,008	—	—	—
Ronald Riewold	43,195,565	—	6,809,001	—	—	—
Jay Rosen, M.D.	44,647,787	—	5,356,779	—	—	—
Arthur J. Hudson	44,687,995	—	5,316,571	—	—	—
Robert Fusco	44,687,859	—	5,316,707	—	—	—
Thomas J. Crane	44,687,530	—	5,317,036	—	—	—
Aldo F. Berti	44,675,589	—	5,328,977	—	—	—

VOTE 2:

To ratify the appointment of Brimmer, Burek & Keelan LLP as the Company’s independent certified accountants

SHARES FOR:	Proxy: 47,042,781	SHARES AGAINST:	Proxy: 2,302,406
	In Person: -0-		In Person: -0-

ABSTAIN:	Proxy: 659,377
In Person: -0-

ITEM 5.	OTHER INFORMATION

No matters require disclosure

ITEM 6.	EXHIBITS

No.	Description
3.01	Articles of Incorporation (1)

3.02	By Laws (1)

3.03	Amendment to Bylaws (2)

3.04	Amendment to Articles of Incorporation (3)

4.1	2000 Stock Option Plan of PainCare, Inc. (1)

4.2	2001 Stock Option Plan of PainCare, Inc. (1)

10.1	Partnership Interest Purchase Agreement effective, July 13, 2007 between, Surgery Partners Holdings, LLC, Surgery Partners of Lake Worth, LLC, and PainCare Surgery Centers I, Inc. (4)

10.2	Letter Agreement dated July 27, 2007 between, Surgery Partners Holdings, LLC, Surgery Partners of Lake Worth, LLC, and PainCare Surgery Centers I, Inc. (8)

10.3	Settlement Agreement effective July 27, 2007, by and among PainCare Holdings, Inc. and PainCare Acquisition Company XXIII, Inc. and Rocky Mountain Pain Consultants, P.C. and 8-2-07 Floyd O. Ring, Jr., M.D. (5)

10.4	Settlement Agreement effective July 31, 2007, by and among PainCare Holdings, Inc. and PainCare Acquisition Company XVIII, Inc. and Piedmont Centers for Spinal Disorders of Virginia, P.C. and Lawrence F. Cohen, M.D. (5)

10.5	Partnership Interest Purchase Agreement entered into August 3, 2007 by and between Surgery Partners Holdings, LLC, Surgery Partners of Coral Gables, LLC and PainCare Surgery Centers II, Inc. (6)

10.6	Settlement Agreement effective August 13, 2007, by and among PainCare Holdings, Inc. and PainCare Acquisition Company XIX, Inc. and Desert Pain Care Medicine Group, Inc., and C. Edward Anderson, Jr., M.D. (7)

10.7	Settlement Agreement effective August 17, 2007, by and among PainCare Holdings, Inc. and PainCare Acquisition Company X, Inc. and Denver Pain Management, Denver Pain Management, P.C., and Robert E. Wright, M.D. (7)

31.1	Certification of Chief Executive Officer of PainCare Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial and Accounting Officer of PainCare Holdings, Inc. pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Chief Executive Officer and Chief Financial and Accounting Officer of PainCare Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC with the Company’s Form S-4 on January 4, 2002
(2)	Previously filed with the SEC with the Company’s Form 8-K on July 12, 2005
(3)	Previously filed with the SEC with the Company’s Form 8-K on August 11, 2005
(4)	Previously filed with the SEC with the Company’s Form 8-K on July 24, 2007
(5)	Previously filed with the SEC with the Company’s Form 8-K on August 2, 2007
(6)	Previously filed with the SEC with the Company’s Form 8-K on August 6, 2007
(7)	Previously filed with the SEC with the Company’s Form 8-K on August 28, 2007
(8)	Previously filed with the SEC with the Company’s Form 8-K/A on August 2, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PainCare Holdings, Inc.

Date: November 13, 2007	/s/ Randy A. Lubinsky
Randy A. Lubinsky
Chief Executive Officer

Date: November 13, 2007	/s/ Mark Szporka
Mark Szporka
Chief Financial & Accounting Officer